Form 10-K
period 2014-12-31
Coherus BioSciences, Inc.
filed 2015-03-23
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-36721

Coherus BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3615821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 200

Redwood City, California 94065

(650) 649 - 3530

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of registrant’s common stock issued and outstanding as of February 28, 2015 was 33,324,459.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	the implementation of our business model and strategic plans for our business and product candidates;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates for us;
•	the benefits of the use of CHS-0214, CHS-1420 and CHS-1701;
•	the rate and degree of market acceptance of CHS-0214, CHS-1420 and CHS-1701 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-0214, CHS-1420 and CHS-1701 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	our ability to compete with companies currently producing the reference products, including Enbrel, Humira and Neulasta;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and discussed elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1.	Business

Overview

We are a late-stage clinical biologics platform company focused on the global biosimilar market. Biosimilars are an emerging class of protein-based therapeutics with high similarity to approved originator products on the basis of various physicochemical and structural properties, as well as in terms of safety, purity and potency. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production and clinical-regulatory development. Since our founding in 2010, we have advanced one product candidate into Phase 3 clinical development, two others into or through Phase 1 clinical development and entered into partnerships with two global pharmaceutical companies.

Our clinical-stage pipeline consists of two anti-inflammatory agents targeting tumor necrosis factor, or TNF, and a long-acting form of granulocyte colony-stimulating factor, or G-CSF. TNF is a substance in the body that is involved in the inflammatory response. G-CSF is a beneficial substance in the body that stimulates production of granulocytes (a type of white blood cell) in order to promote the body’s ability to fight infections. Our most clinically advanced anti-TNF product candidate, CHS-0214, is an etanercept (Enbrel) biosimilar candidate that we have partnered with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, in key markets outside of the United States. We are currently enrolling two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis which, if positive, should support the planned filing of a marketing application in Europe and Japan in 2016. Our second anti-TNF product candidate, CHS-1420, is an adalimumab (Humira) biosimilar candidate, and completed Phase 1 studies in August 2014. We plan to initiate a Phase 3 clinical trial in psoriasis during the first half of 2015 to support the planned filing of a marketing application in the United States in 2016 and the European Union, or E.U., in 2017. Our long-acting G-CSF product candidate, CHS-1701, is a pegfilgrastim (Neulasta) biosimilar. We initially planned to pursue a 351(a) (novel biologic) regulatory approval pathway for CHS-1701 and successfully completed a Phase 1 study supporting that pathway. However, on October 9, 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701 in the United States, which, if positive, we believe will support the planned filing of a biologics license application, or BLA, in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

According to Evaluate Pharma, total annual revenues from the anti-tumor necrosis factor alpha, or anti-TNF-a, and pegfilgrastim-based originator products will exceed approximately $21 billion in the sales territories targeted by our current clinical-stage pipeline. We have retained full commercial rights to all of our product candidates in the United States and plan to seek strategic partnerships in territories outside of the United States to support the global development and commercialization of our product candidates. We intend to pursue a brand strategy for our biosimilar products that projects high similarity to the originator and positive differentiation to competing biosimilars, at a competitive price.

The global market opportunity for biosimilars is emerging as a result of several factors. First, through 2020, 31 “blockbuster” biologics, each with worldwide annual sales in excess of $1 billion, face loss of patent exclusivity in at least one major pharmaceutical market. In aggregate, these products achieved approximately $104 billion in worldwide sales in 2013. Second, regulatory agencies around the world have responded to these upcoming patent expirations by defining new biosimilar approval pathways. We believe these regulatory initiatives will help streamline the approval process across various international regulatory agencies and encourage growth of the overall biosimilar market. Third, implementation of more stringent cost containment practices on the part of governments and insurers has increased demand for high-quality biosimilars, which we believe will result in substantial market growth over time. We believe the growing number of global biopharmaceutical companies establishing biosimilars capabilities provides further validation for the size and importance of this opportunity.

While the potential market opportunity is significant, biosimilar product development poses a number of scientific, regulatory and technical challenges that distinguish it from traditional, small-molecule generic product development. We believe our world-class team of biologic therapeutic developers and renowned scientists gives us the critical capabilities to successfully address the complexities underlying these challenges. Our team includes industry veterans with decades of experience in pioneering biologics companies, such as Amgen and Genentech, where they were responsible for leading, and in some cases establishing, these organizations’ core capabilities in process development, protein manufacturing and analytical research and development. Senior members of our internal team have contributed to the filing of over 100 Investigational New Drug applications, or INDs, and over 40 marketing applications, including those for Enbrel, the originator product for our lead biosimilar product candidate. We have also assembled a distinguished Scientific Advisory Board of leading scientists who are acknowledged experts in their respective fields.

Our business model places our internal team at the center of a coordinated development effort in which our senior team of experts focuses on the highly-specialized, strategic and technical aspects of biosimilar development that are core to our business and difficult to replicate. For other aspects of our operations that require greater scale or more capital-intensive investments, we have established a network of highly-competent external organizations and strategic partnerships that we believe will provide the competitive scale required to address the global biosimilar market opportunity. Many such collaborators are also our equity holders, which we believe results in a strategically aligned consortium designed to select, evaluate and develop biosimilar product candidates in an efficient, cost-effective manner. We believe these elements of our business model have helped us maintain a relatively modest cost structure while providing important fundamental advantages over larger companies. In addition, our dynamic organization allows us to respond to the rapidly evolving biosimilar landscape.

Our Strategy

Our goal is to become a leading global biosimilar company. The five key elements of our strategy are to:

•

Leverage our platform and internal expertise in process science, molecular biology and protein production, as well as our clinical, regulatory and commercial strategies, to screen and select biosimilar candidates. Our team possesses a deep understanding of the technical advancements that enable the development of biosimilars. We believe we are able to effectively select product candidates using a stringent process that factors in technical feasibility, size of originator products opportunity and market receptivity to biosimilars, as well as other criteria. With this comprehensive approach, we believe we are able to move quickly and in a capital efficient manner to advance product candidates into clinical trials with strong potential to be partnered and commercialized.

•

Advance our lead programs through clinical development to secure approvals in major markets. We have developed a clinical-stage pipeline consisting of three product candidates. In June and July 2014, we initiated our first Phase 3 clinical trials, advancing CHS-0214 in rheumatoid arthritis and psoriasis, to support the planned filing of a marketing application in Europe and Japan in 2016. We expect to initiate a Phase 3 clinical trial of CHS-1420 in psoriasis in the first half of 2015, to support the planned filing of a marketing application in the United States in 2016 and the E.U. in 2017. While we had initially planned to pursue a 351(a) (novel biologic) approval pathway for CHS-1701, we met with FDA on October 9, 2014 to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner. We attempt to harmonize our clinical trials across multiple regulatory geographies, including United States, Europe and Japan, such that one set of clinical trials may be sufficient to meet the regulatory requirements for approval in all territories.

•

Continue to advance our early-stage product pipeline. We will apply our team’s expertise and our platform to identify and pursue multiple additional biosimilar product opportunities. In addition to our clinical-stage product portfolio, we have identified three potential product candidates that meet our stringent selection criteria, which have entered early development. Our goal is to advance at least one of these product candidates into clinical trials in 2016. We continue to evaluate other potential product development candidates to further expand our pipeline.

•

Maximize the value of our portfolio and pipeline by retaining commercial rights to our products in the United States and by selectively partnering with leading pharmaceutical companies to commercialize our products in other geographies. We currently intend to retain U.S. rights to the assets we develop, while licensing ex-U.S. rights in exchange for upfront, cost sharing, milestone and royalty payments. For example, we have partnered CHS-0214 with Baxter and Daiichi Sankyo in key markets outside of the United States and we may seek a partner for CHS-1420 for certain non-U.S. territories in 2015. Such arrangements are intended to support the Phase 3 clinical trials required for regulatory approval of our product candidates and provide us with financial resources and commercial access to ex-U.S. markets.

•

Attract and retain exceptionally capable team members who share our vision of bringing high quality, lower cost biologic therapeutics to patients. We value the experience that has been gained by our veteran team members over the course of decades in the biotechnology industry as essential for execution at all stages of biosimilar product development. Our level of technical expertise is also rare, difficult for others to replicate and a basis for screening those who would join our team. We intend to maintain the capabilities that will enable us to realize our vision of expanding patient access to high quality, lower cost biologic therapeutics globally.

Background on Biosimilars

Significant Market Opportunity

According to the IMS Institute for Healthcare Informatics, the 2012 global biologics market represented over $160 billion in sales, with virtually the entire market composed of branded originator products. The next six years will see a surge in patent expirations for many commercially successful branded biologic products that will provide an unprecedented opportunity for cost containment through the introduction of biosimilars. For 31 major branded biologic products that face loss of patent exclusivity in at least one major market through 2020, aggregate global sales in 2013 were approximately $104 billion. We believe this wave of patent expirations will create one of the most significant opportunities for the biotechnology industry in the coming years. The following originator products (all of which are “blockbuster” biologics) are facing loss of patent exclusivity in at least one major market through 2020:

Actemra Advate Avastin Avonex Botox Enbrel Epogen Erbitux	Forteo Herceptin Humalog Humira Kogenate Lantus Levemir Lucentis	Neulasta Neupogen Norditropin SimpleXx NovoMix 30 NovoRapid Orencia Pediarix Pegasys	Procrit Rebif Remicade Rituxan Synagis Tysabri Xolair

Escalating healthcare costs and healthcare reform have been major drivers for the advancement of the biosimilar market. Governments and insurers are in search of mechanisms to contain costs and expand patient access without sacrificing quality of care. An increasing and disproportionate amount of healthcare spending by governments and private payors is on biologic therapeutics. According to data from Express Scripts, approximately $4 out of every $10 spent on prescription drugs in 2014 in the United States is projected to be spent on specialty medications, mostly complex biologics, that are only used by 2% of the population. Compounding the issue is the fact that biologic therapeutic costs are escalating at an increasingly unsustainable rate. Express Scripts also reported that the unit-cost increase for specialty biologic therapeutics in 2012 was as high as about 27%, depending on payor segment. Consequently, we believe there is tremendous cost pressure to bring high-quality, lower-priced biologic therapeutics to market. We further believe our products target payor segments having among the highest rates of spending and anticipated spending growth, including inflammation and cancer.

We expect the biosimilar marketplace to have several distinct characteristics as it develops. First, it is likely to become a branded market without significant participation by generic small molecule manufacturers, who are less likely to have the technical, regulatory and clinical expertise required to succeed in this market. Second, the biosimilar markets we expect to target are unlikely to default to interchangeability in the near to medium term, which means the prescription decision will not exclusively reside in the hands of pharmacists or payors but also in the hands of physicians, requiring commercialization efforts to drive sales. We believe that the biosimilar market adoption and penetration rates for each biosimilar will primarily be determined by four key factors: (1) patient criticality (the degree of severity in the patient’s condition), (2) rapidity of feedback on the safety and efficacy of the drug based on the patient response, (3) the physician and patient share influence relative to the payor in the prescribing decision and (4) the prevalence of payor incentives to drive substitution. We believe there will be strong market adoption and penetration for anti-TNF and G-CSF biosimilars particularly due to low patient criticality and payor incentives. We believe that the expected participation of major pharmaceutical firms in the biosimilar markets that we are targeting indicates that there will be a relatively small number of biosimilar competitors, pricing stability and favorable market dynamics.

The Challenge of Biosimilar Product Development

Proteins consist of one or more long chains of amino acid residues and perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, responding to stimuli and transporting molecules from one location to another. Such protein molecules differ from one another primarily in their sequence of amino acids, which results in folding of the protein into a specific three-dimensional structure that determines its activity.

Although the sequence of amino acids in a protein is consistently replicated, there are a number of changes that can occur following synthesis that create inherent variability. Chief among these is the glycosylation, or the attachment of sugars at certain amino acids. Most protein-based therapeutics, including all monoclonal antibodies, are glycosylated to some degree. Monoclonal antibodies are identical antibodies that have an affinity for the same antigen and are produced by a specific clone or cell line. The glycosylation of monoclonal antibodies and other protein-based therapeutics can be critical to half-life, efficacy and even safety of the therapeutic and is therefore a key consideration for biosimilarity. Defining and understanding the variability of an originator molecule in order to match its glycosylation profile requires significant skill in cell biology, protein purification and analytical protein chemistry. Furthermore, manufacturing proteins with reliable and consistent glycosylation profiles at scale is challenging and highly dependent on the skill of the cell biologist and process scientist.

Protein-based therapeutics are inherently heterogeneous and their structure is highly dependent on the production process and conditions. Products from one production facility can differ within an acceptable range from those produced in another facility. Similarly, physicochemical differences can also exist among different lots produced within a single facility. The physicochemical complexity and size of biologic therapeutics creates significant technical and scientific challenges in the context of their replication as biosimilar products. This is further exacerbated by the fact that some originator product’s quality characteristics, such as glycosylation, have been shown to change or “drift” over time.

Accordingly, inherent variation is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. Since the product quality characteristics of originator molecules exist as a range of values rather than as an absolute, regulators have issued guidelines that require demonstration of biological similarity and functional equivalence. In contrast, small molecules are homogeneous and therefore relatively simple to replicate, obtain regulatory approval for and commercialize as generics. This simplicity of small molecules allows multiple market entrants and rapid price erosion upon loss of exclusivity. Thus, we believe the ultimate result of protein heterogeneity and complexity is a biosimilar market where only organizations with great technical skill can compete successfully and will do so in a market of relatively few participants and relatively stable prices.

Our Approach

Our Platform

The essential elements of our platform that distinguish our development approach include:

•

Advanced proprietary analytics. Regulators require extensive and sophisticated analytics to demonstrate comparability with the originator molecule. Analytical techniques, such as mass spectrometry, which enable the measurement of the structure and elemental composition of individual molecules, are an essential tool in this process, and we have invested a substantial part of our capital budget in this area.

•

Molecular tuning to achieve biosimilarity. After a protein is produced in a cell, a number of modifications to the protein can occur. These modifications can vary greatly depending on the type of cell that was selected to produce the protein and the process conditions used to generate the protein in the cell, as well as metabolic mechanisms and other considerations. One such modification, glycosylation, results when the cell that produces the protein adds sugar molecules, called glycans, to the backbone of the protein. For a highly glycosylated molecule such as etanercept (Enbrel), accurately reproducing the glycosylation pattern of the originator protein is particularly critical as glycoform distribution profiles substantially impact pharmacokinetics and biologic activity. With CHS-0214, we were able to complete the molecular tuning in an extremely short period of time by conducting a number of critical steps in a parallel fashion, making adjustments to cell growth conditions and process conditions while conducting in vivo and in vitro testing simultaneously. The same parallel process has been applied to our other biosimilar product candidates. While the range of acceptability for pharmacokinetic equivalence is 80% to 125% with the target being at 100%, for CHS-0214, we achieved a geometric ratio of 98% indicating pharmacokinetic equivalence in the Phase 1 study and earned a milestone payment under our partnership agreement with Baxter. As used herein, the term “geometric ratio” denotes the comparison of a measured pharmacokinetic value observed for a first drug, to the same measured value observed for a different drug, where the geometric mean of each drug’s measured values is used as the basis for the comparison. The geometric mean is a type of mathematical average, which indicates the central tendency or typical value of a set of numbers. The use of a geometric mean “normalizes” the ranges being averaged, so that no range dominates the weighting, and a given percentage change in any numerical range has the same effect on the geometric mean. The geometric means ratio, or GMR, which is the ratio of a first geometric mean to a second geometric mean for a measured pharmacokinetic parameter, such as maximum concentration, or C max, is commonly used to determine bioequivalence between drugs, such that a GMR value of 1 (or 100%) signifies that the two compared pharmacokinetic values are the same.

•

Process science. Originators are required by regulators to manufacture under the same decades-old protocols in existence when their biologic therapeutics were first approved unless they invest in costly process change protocols and file appropriate amendments. In contrast, we are not constrained to replicate outdated processes and are free to design and develop systems that integrate state-of-the-art growth media, chromatography resins, filters and techniques to produce our products. We have demonstrated that our cutting-edge protein production processes are highly scalable, extremely robust and easily automated, resulting in consistent product quality, biosimilarity and yield.

•

Intellectual Property.  We believe our expertise and investment in the discovery of proprietary technologies, such as in the area of protein stabilization, enhances our ability to create intellectual property that can enable us to innovate around patent protected features of originator products.  For example, stabilization of protein in solution (the protein's ability to maintain its three dimensional structure and biological activity) is an essential part of obtaining a commercially viable therapeutic.  While originator companies have pursued a strategy of establishing intellectual property around certain patent protected formulations, we believe our investment in proprietary formulation technology allows us to differentiate our products in order to avoid such patent protected formulations, thereby enabling earlier market entry than otherwise would be possible.  In particular, we note that the originator formulations for Humira and Enbrel are subject to unexpired patents that specify use of various formulation ingredients and properties.  We have developed proprietary formulations for our Enbrel and Humira biosimilar products which do not require these features.

•

Global regulatory strategy and clinical development. The global biosimilar regulatory environment is rapidly evolving and differs significantly from that of originator products. We and our global partners have met with competent authorities in the United States, the E.U. and Japan and have gained deep insight into regulatory rationale and the nuanced approach required to successfully navigate global requirements. To date, meetings with regulators have been held as follows:

•

CHS-0214: We met with regulators in the United States and Japan in 2013 and in the E.U. in 2014. The subject of these meetings was our overall development plan and the amount of evidence needed to support marketing approval in each of these regions.

•

CHS-1420: We met with E.U. regulators in September 2014 and with U.S. FDA in the February 2015 to discuss our development plan and the amount of evidence needed to support our application to obtain approval for all of the indications in the originator label. We also received feedback from central E.U. regulators in the first quarter of 2015 on our development plans.

•

CHS-1701: We met with U.S. regulators in 2012 and 2014 to discuss our overall development plan. In our meeting with the FDA on October 9, 2014, we informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) approval pathway. We have finalized our development plan for CHS-1701. We are planning further meetings with E.U. regulators.

Five Key Steps to Biosimilar Drug Development

We apply our platform to five key steps of biosimilar development that are designed to provide the analytical, nonclinical and clinical basis to establish biosimilarity and support regulatory approvals of our product candidates. Regulators may approve a product label inclusive of all or a subset of the indications of the originator therapeutic based on the totality of the data. We have had meetings with regulators in the major regulated markets to discuss our three most advanced product candidates and the data required to support approval. The outcome of these discussions has informed our clinical designs, product development and regulatory strategies.

Step 1: Cell Line Development and Manufacturing

The amino acid sequence of the candidate biosimilar molecule must precisely match that of the originator. We have found that publicly available data can be unreliable in some instances. Therefore, we validate the amino acid sequence of all candidate biosimilar products prior to developing clones. While all clones are expected to produce proteins with the same primary sequence, it is essential to select clones which produce protein that most closely matches the glycosylation profile of the originator, since such product quality characteristics impact pharmacokinetics, or PK, and pharmacodynamics, or PD, properties as well as safety and efficacy of the molecule. A process to manufacture the desired product must be developed, scaled-up and implemented in a Good Manufacturing Practice, or GMP, facility in order to be used in human clinical trials.

Step 2: Analytical Characterization and In Vitro Comparability

Once a biosimilar product candidate has been manufactured, we use sophisticated analytical methods and equipment as well as highly trained analysts in order to detect, analyze and interpret the chemical and structural similarity between our biosimilar candidate and the originator product. We test for comparability of biologic activity using a battery of sensitive in vitro pharmacology assays that demonstrate binding characteristics, functionality and mechanism of action. These data may be predictive of clinically relevant differences in PK, PD, efficacy, safety and immunogenicity between our biosimilar candidate and the originator product.

Step 3: In Vivo Animal Comparability

Following demonstration of in vitro biosimilarity, we compare our biosimilar product candidate to the originator product in relevant animal models using the intended dosage form and route of administration prior to performing human clinical trials. As PK, PD and safety observations from these studies may be predictive of the human clinical trial experience, it is important to perform these studies in animals before proceeding to human clinical trials. Generally speaking, two studies are required in relevant animal models to provide sufficient nonclinical rationale to advance to a pivotal Phase 1 study.

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

An essential global regulatory requirement is the completion of a clinical study in a sufficient number of human subjects directly comparing the originator product and our biosimilar product candidate to establish PK / PD similarity. The U.S. and European regulatory agencies have established requirements for bioequivalence with respect to three prospectively defined parameters as follows:

•	C max : maximum measured serum concentration;
•	AUC 0 - t : area under the concentration-time curve from the first time point measured (0) to the last time point measured (t); and
•	AUC 0-inf : area under the concentration-time curve from the first time point measured (0) extrapolated to infinity.

The area under the curve, or the AUC, is a measure of how much of a drug is in a patient’s system over a given time period. In order to calculate the AUC, the concentration of the drug in blood serum or plasma is plotted over time starting at the time the drug is administered and ending when the last time point is collected (AUC 0-t ) or when the serum or plasma concentration would be below the level of detection or zero (AUC 0- inf ), and then the area under this curve is calculated. To be deemed bioequivalent, regulators require that, for each parameter, the ratio of the originator product and the biosimilar candidate fall within 80% and 125%, with the identical match being at 100%.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

The final step to support approval is a single Phase 3 confirmatory safety and efficacy study in a therapeutic indication for which the originator product has been approved. The objective of this study is to demonstrate biosimilarity between the two molecules with respect to safety and efficacy. Subject to discussions with regulators and agreement on trial endpoints, we strive to demonstrate that our biosimilar products are as effective and safe as the originators. Trial endpoints include considerations such as the number of subjects, statistical significance, confidence intervals and accumulated safety database size.

Development Portfolio

The following table summarizes key information regarding our current product candidate pipeline:

Candidate	Originator Product	Originator Approved Indications	Status/Anticipated Milestones		Coherus Commercial Rights
Anti-TNF Pipeline
CHS-0214	etanercept (Enbrel)	Ankylosing Spondylitis	●	Phase 3 clinical trials in RA and in PsO in progress	US only[1]
		Juvenile Idiopathic Arthritis	●	File MAA in E.U. in 2016
Psoriasis (PsO)
Psoriatic Arthritis
Rheumatoid Arthritis (RA)
CHS-1420	adalimumab (Humira)	Ankylosing Spondylitis	●	Phase 1 study completed	Worldwide
		Behçet's disease	●	Initiate PK bioequivalence bridging study in 2015 with Phase 3 drug material
		Crohn’s disease	●	Initiate Phase 3 clinical study in PsO in 2015
		Juvenile Idiopathic Arthritis	●	File BLA in U.S. in 2016
Psoriasis (PsO)
Psoriatic Arthritis
Rheumatoid Arthritis (RA)
Ulcerative Colitis
Long Acting G-CSF Pipeline
CHS-1701	pegfilgrastim (Neulasta)	Febrile neutropenia	● ● ● ●

Phase 1 (351 (a)) completed

Initiated pivotal PK/PD BLA-enabling trial

Initiate immunogenicity and safety BLA-enabling study in 2nd quarter 2015

Expect to file 351 (k) BLA 4th quarter 2015 or 1st quarter 2016

Worldwide

 1   The therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

Anti-TNF Pipeline Opportunity

Tumor necrosis factor, or TNF, belongs to a family of soluble protein mediators, or cytokines, that play an important role in disease progression across a number of inflammatory and chronic conditions, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s Disease, psoriasis and ulcerative colitis. Cytokines, such as TNF, are substances produced by cells in the body that can cause a biological effect on other cells in the body. TNF is generally understood as the “master regulator” of the body’s immune response and is the key initiator of immune-mediated inflammation in multiple organ systems. Several biologic agents have been developed that inhibit the inflammatory activity of TNF in the context of these diseases, which are collectively referred to as the anti-TNF class of therapeutics. Anti-TNF products with significant global sales include adalimumab (Humira), etanercept (Enbrel), infliximab (Remicade), golimumab (Simponi) and certolizumab pegol injection (Cimzia). These products share a common mechanism of action in that they inhibit TNF, but differ in their dosing schedules as well as the indications for which they are approved. Collectively, these treatments represent a significant revenue opportunity, with projected global sales in excess of $37 billion in 2017.

Our anti-TNF biosimilar product candidates, CHS-0214 and CHS-1420, are based on Enbrel and Humira, respectively. We selected these originator products as biosimilar development targets for the following principal reasons:

•

Large market opportunity. Global sales of Enbrel and Humira are projected to exceed $24 billion in 2017, representing over 60% of combined estimated global sales in the anti-TNF monoclonal antibody and TNF inhibitor markets in 2017. Approximately $19 billion of this estimated market is in territories in which we or our partners currently intend to commercialize our anti-TNF products. In addition, among the top ten selling drugs in its pharmacological class, Humira is also approved for the largest number of inflammatory indications worldwide.

•

Receptivity to biosimilars. Because anti-TNF agents are typically used to treat diseases where there is low risk of imminent mortality, we believe physicians and payors will be inclined to support adoption of biosimilar anti-TNF agents that allow for rapid confirmation of safety and efficacy for the individual patient. We believe that physicians recognize the payor will be a key influencer in driving the adoption of biosimilar anti-TNF agents.

•

Technical barriers to entry. There are numerous challenges in the development of biosimilars to these reference products related to quality characteristics such as glycosylation that we believe our specialized expertise in protein chemistry and process science will allow us to overcome.

•

Timing of patent expiration. The expiration of certain originator patents pertaining to etanercept (Enbrel) and adalimumab (Humira) in major markets offers us a near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we would not be precluded by the originator’s patents from introducing an etanercept (Enbrel) biosimilar candidate in Europe after August 2015 or in Japan after September 2015. In the case of adalimumab (Humira), we do not believe originator patents would preclude us from introducing a biosimilar in the United States after December 2016, in Europe after October 2018 and in Japan after August 2018 (for rheumatoid arthritis) or May 2020 (for psoriasis).

CHS-0214 (Our Etanercept (Enbrel) Biosimilar Candidate)

Product Overview

Etanercept (Enbrel), the reference product for CHS-0214, is a complex fusion protein that combines the protein for tumor necrosis factor receptor 2, or TNFR-2, to another protein (called IgG1 Fc) which enables the fusion protein to attach to cells in the body. The TNFR-2 portion of the fusion protein binds to soluble and cell bound tumor necrosis factors alpha and beta, or TNF- a and TNF- b, respectively, and inhibits TNF- a and TNF- b from binding to cell surface proteins that recognize them. Autoimmune diseases are caused by an overactive immune response. Etanercept (Enbrel) treats these diseases by inhibiting TNF- a, thus inhibiting the inflammatory cytokine cascade, which is a sequence of events in the body, caused by cytokines, leading to inflammation in a tissue or organ.

Enbrel has been approved by the European Medicines Agency, or EMA, and the U.S. Food and Drug Administration, or FDA, for the treatment of the following indications:

•	rheumatoid arthritis;
•	juvenile idiopathic arthritis;
•	psoriatic arthritis;
•	ankylosing spondylitis; and
•	psoriasis.

Enbrel has been approved by the Japanese Pharmaceutical and Medical Devices Agency, or PMDA, for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis; and
•	juvenile idiopathic arthritis.

In 2017, sales of Enbrel are projected to exceed $9 billion worldwide and $2.8 billion in Europe. Because patents in the United States, assuming validity and enforceability, provide market exclusivity for the etanercept (Enbrel) originator molecule until 2029, we focused our CHS-0214 regulatory program on Europe and Japan, but harmonized as needed for potential FDA approval. We have licensed CHS-0214 to Daiichi Sankyo in Japan and to Baxter in territories outside of Japan, the United States and certain Caribbean and Latin American countries. We have licensed CHS-0214 to Orox for certain Caribbean and Latin American countries. According to Evaluate Pharma, in 2017 sales of Enbrel in Europe, Japan and other territories outside the United States are projected to be approximately $4.4 billion.

Current Development Status and Data

The diagram below summarizes the current development status of CHS-0214. We have successfully advanced CHS-0214 through steps 1 through 4. Our pivotal Phase 1 human PK / PD study was conducted in the United States. We are currently evaluating CHS-0214 in two randomized Phase 3 clinical trials. For one of these Phase 3 clinical trials we plan to use subjects with rheumatoid arthritis in the following countries: United States, Belarus, Ukraine, Spain, Italy, France, Germany, Hungary, Israel, Japan, Poland, Russia, South Africa and the United Kingdom. The other of these Phase 3 clinical trials will use subjects with psoriasis in the following countries: United States, Canada, Australia, Germany, Israel, Poland, Russia, South Africa and the United Kingdom. We have filed an IND application or equivalent request for approval in all of these countries where we are performing studies. We expect the European marketing application for CHS-0214 to be filed with the EMA in 2016. If approved, we believe we will be able to extrapolate the data from our trials in rheumatoid arthritis and psoriasis to gain approval for CHS-0214 in all the indications included in the label for Enbrel.

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-0214 and confirmed that it is identical to the reference product, Enbrel. We established Master Cell Banks, or MCBs, and Working Cell Banks, or WCBs, and produced toxicology materials in the third quarter of 2012 and Phase 1 study materials at a U.S. contract manufacturing organization, or CMO. We then transferred the manufacturing process to a European CMO for Phase 3 clinical trial supply and subsequent commercialization.

Step 2: Analytical Characterization and In Vitro Comparability

We demonstrated CHS-0214 similarity to Enbrel with respect to key physicochemical properties that determine PK / PD, safety and efficacy using a broad spectrum of analytical methods. Through in vitro receptor binding studies, including Fc receptors, complement (C1q) and Fc-mediated functional activities (i.e., antibody-dependent cell-mediated cytotoxicity, or ADCC, and complement-dependent cytotoxicity, or CDC), we have shown CHS-0214 to have highly similar pharmacological activity to Enbrel. ADCC and CDC refer to biological mechanisms of immune system defense which facilitate the body’s ability to use its immune system to target and destroy a given target cell. Comparing the effects of CHS-0214 and Enbrel on these mechanisms provides us a basis for determining how similar CHS-0214 is to Enbrel in terms of pharmacological activity.

Step 3: In Vivo Animal Comparability

We compared CHS-0214 to Enbrel in a single-dose PK study and a 28-day study in evaluating toxicity and PK in cynomolgus monkeys and no appreciable differences were identified.

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

We announced the Phase 1 PK similarity trial results for CHS-0214 in October 2013. This study was a single dose cross-over study conducted in 60 healthy adult human volunteers to evaluate the PK and safety of CHS-0214 compared to Enbrel. CHS-0214 met the primary endpoint of clinical PK similarity to Enbrel with the study demonstrating a 98% correlation between CHS-0214 and Enbrel.

We also collected safety data in all subjects and both CHS-0214 and Enbrel were well tolerated. Treatment emergent adverse events were similar for each treatment and treatment period, and there were no unusual or unexpected or serious adverse events related to either product. There were no clinically meaningful differences in other safety parameters observed during this study.

Due to the change in the manufacturing location from the United States to the E.U., we are conducting an additional PK similarity trial comparing CHS-0214 to a lot of Enbrel manufactured in Europe. The design of this trial is a single-dose, cross-over study similar to the one described above.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

We announced the dosing of the first patient in a Phase 3 rheumatoid arthritis clinical trial in June 2014, and subsequently initiated a separate Phase 3 clinical trial in psoriasis in July 2014. Our intent is to complete both Phase 3 clinical trials in parallel and file a Marketing Authorization Application, or MAA, for CHS-0214 with the EMA in 2016. The design of each Phase 3 clinical trial reflects guidance from regulatory agencies regarding key study parameters.

On October 29, 2014, as part of our quality process and upon routine visual inspection during storage, four syringes containing CHS-0214 from a production lot (Lot 5) in use in the ongoing clinical trials were observed to contain small dark particles. We immediately initiated a visual inspection of remaining unlabeled inventory of this lot as well as the follow-on production lot (Lot 6). None of the approximately 8,000 unlabeled syringes inspected exhibited any such particulate.

We also reviewed our clinical trials for injection site reactions reported directly by patients and observed by staff, since particulates in subcutaneously injected drug may cause injection site reactions. We found these to be no more frequent or worse in intensity than those normally reported for Enbrel (i.e., mild to moderate intensity and resolving without medical intervention over hours to days). We also reviewed the adverse events reported in the ongoing clinical trials and found that no serious or significant adverse events have been reported in either clinical trial.

However, in the interest of patient safety we immediately stopped dosing of the ongoing Phase 3 clinical trials and initiated an investigation to determine the cause and incidence of the observed particulate. A chemical analysis of the particulate impurity by an independent laboratory subsequently determined that the particles found in the four syringes were not the result of any instability in the CHS-0214 protein product or its formulation. We have concluded that the particulate impurity is most likely a result of a non-recurring anomaly related to first use of new process equipment with Lot 5.

The Phase 3 clinical trial in rheumatoid arthritis is a double blind, multi-center, parallel group study in which patients with DMARD (disease-modifying antirheumatic drug)-refractory active rheumatoid arthritis will be put on a stable dose of methotrexate. This trial originally contemplated enrolling 486 patients, but we expect to enroll approximately 620 patients as a result of the pause in clinical trial drug supply in October and November 2014. Subjects will be randomized 1:1 to CHS-0214 50 mg or Enbrel 50 mg, administered subcutaneously weekly over a period of 24 weeks. The primary efficacy endpoint will be ACR 20 (20% improvement according to American College of Rheumatology Criteria) scores at 24 weeks, the same primary endpoint that was used in the Enbrel registration trial for rheumatoid arthritis. Following the initial 24-week double-blind period, all patients will be moved to CHS-0214 treatment for a period of 6 months.

The Phase 3 clinical trial in psoriasis is a double-blind, parallel group, multi-center study in patients with active psoriasis. This trial originally contemplated enrolling 424 patients, but we expect to enroll approximately 496 patients as a result of the pause in clinical trial drug supply in October and November 2014. Patients will be randomized 1:1 to CHS-0214 or Enbrel, 50 mg administered subcutaneously twice weekly for the first 12 weeks, switching to once weekly and continuing in the same treatment arms for an additional 40 weeks, which includes four weeks of follow-up. The primary efficacy endpoint will be the mean Psoriasis Area and Severity Index, or PASI, or percentage of subjects achieving a 75% improvement in the PASI from baseline (PASI-75), scores at 12 weeks.

CHS-1420 (Our Adalimumab (Humira) Biosimilar Candidate)

Product Overview

Adalimumab (Humira), which is the reference, or originator, product for CHS-1420, is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor, or TNF, thereby inhibiting the known effect of this substance as a potent mediator of inflammation. Humira thus provides a therapeutic benefit for treatment of various inflammatory diseases characterized by increased production of TNF in the body. However, it is also known that Humira can bind to receptors on white blood cells which may lessen the ability of the body’s immune system to fight infections.

Humira has been approved by the EMA and the FDA for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis;
•	juvenile idiopathic arthritis;
•	psoriatic arthritis;
•	ankylosing spondylitis;
•	Crohn’s disease;
•	ulcerative colitis; and
•	psoriasis.

Humira has been approved by the PMDA for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis;
•	psoriatic arthritis;
•	psoriasis; and
•	Behçet’s disease.

Worldwide sales of Humira are projected to total approximately $15 billion in 2017, with about $7.2 billion in the United States and $5.2 billion in Europe, the two primary regions in which we plan to focus our commercialization efforts. CHS-1420 will target a large global anti-TNF market, including but not limited to the worldwide market for the originator product, Humira. According to Evaluate Pharma, in 2017, sales of Humira worldwide and of Enbrel in the United States are projected at approximately $19.6 billion.

Current Development Status and Data

The diagram below summarizes the current development status of CHS-1420. We have successfully advanced CHS-1420 through steps 1 through 4, and we have completed a pivotal Phase 1 PK / PD study comparing CHS-1420 to Humira in healthy volunteers. This Phase 1 PK study met the primary endpoint and demonstrated bioequivalence for all prospectively defined endpoints and was conducted under an IND application in the United States. We plan to initiate a Phase 3 clinical trial in psoriasis during the first half of 2015 to support the planned filing of a marketing application in the United States in 2016 and the E.U. in 2017. We are also planning to initiate a Phase 1 PK bridging study comparing our Phase 3 material to E.U. manufactured Humira and U.S. manufactured Humira.  We anticipate initiation of this study in the middle of 2015. We are in the process of reaching concurrence with regulatory authorities in United States, Europe and Japan with the objective of designing a harmonized global Phase 3 program to support registration in these territories. If approved, we believe we will be able to extrapolate the data from our trial in psoriasis to gain approval for CHS-1420 in all the indications included in the label for Humira.

Step 1: Cell Line Development and Manufacturing

As with all our molecules, we matched the amino acid sequence of CHS-1420 to the originator molecule (Humira) prior to development and demonstrated it to be identical. We established MCBs and WCBs and transferred the manufacturing process to a U.S. CMO for manufacturing of Phase 1 study and Phase 3 clinical trial supplies.

Step 2: Analytical Characterization and In Vitro Comparability

We accomplished characterization of CHS-1420 and Humira by a multi-dimensional analytical study, demonstrating a high degree of similarity between Humira and CHS-1420. Through extensive biochemical, biophysical and biological analysis we have shown that CHS-1420 has a structure and in vitro activity similar to that of Humira with respect to primary sequence (the linear sequence of the amino acids in the protein), protein folding (the structure of the protein in three dimensions which is critical to its biological function) and charge profiles (the overall electrical charge characteristic of the protein resulting from the electrical charges of its constituent amino acids), as well as the protein’s glycosylation profile and potency.

We have also shown CHS-1420 to be highly similar to Humira through in vitro receptor binding studies, specifically in its ability to inhibit TNF-a mediated cell death. In all of these studies we demonstrated CHS-1420 to have similar pharmacological activity to Humira by evaluating the binding of both CHS-1420 and Humira to Fc receptors, complement (C1q) and Fc-mediated functional activities: ADCC and CDC.

Step 3: In Vivo Animal Comparability

We conducted two nonclinical studies in monkeys in order to compare the PK and nonclinical safety profile of CHS-1420 to Humira. Following one month of repeat dosing, we determined the pharmacokinetics of CHS-1420 to be similar to that of Humira.

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

In April 2014, we initiated a Phase 1 pivotal PK study in human subjects. This is a single dose, double-blind parallel group study designed to demonstrate bioequivalence between CHS-1420 and Humira. A secondary objective was to assess the safety and tolerability of CHS-1420 in this population. The study has been successfully completed and met the primary endpoint and demonstrated bioequivalence with respect to the three prospectively defined PK endpoints. CHS-1420 and Humira were both well tolerated in this single-dose study in healthy adult volunteers.

We are also planning to initiate a Phase 1 PK bridging study comparing our Phase 3 material to E.U. manufactured Humira and U.S. manufactured Humira.  We anticipate initiation of this study in the middle of 2015.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

We plan to execute a multi-center, global, randomized, double-blind, active-controlled, Phase 3 clinical trial in psoriasis. This study would be considered the primary confirmatory safety and efficacy study to support a registration filing. We plan to begin the Phase 3 study in the first half of 2015.

Long Acting G-CSF Pipeline Opportunity

Granulocyte colony-stimulating factor, or G-CSF, is a protein produced in different cell types of the body that promotes the survival, proliferation and differentiation of certain white blood cells called neutrophils. G-CSF regulates the production of neutrophils within the bone marrow by stimulating neutrophil progenitor proliferation and differentiation, as well as activating certain immune functions in the body. Recombinant G-CSF therapies, such as filgrastim (Neupogen) and pegfilgrastim (Neulasta), are commonly used in the prevention of chemotherapy-induced neutropenia, which is characterized by an abnormally low level of neutrophils and other white blood cells that aid in the defense against infections. Secondary infections arising from chemotherapy-induced neutropenia are the most common dose-limiting toxicity of cancer therapy. Febrile neutropenia, a more severe form of neutropenia associated with fever and other signs of infection, occurs in as many as 25 to 40% of patients receiving common first-line chemotherapy regimens. The occurrence of febrile neutropenia often necessitates chemotherapy delays or dose reductions and may also lengthen the duration of hospital stays, increase monitoring, diagnostic and treatment costs and reduce the patient’s quality of life. In light of this, G-CSF therapies are routinely used prophylactically to prevent febrile neutropenia resulting from chemotherapy and radiation treatments for cancer.

The worldwide G-CSF market is composed of short-acting G-CSFs, such as filgrastim, lenograstim and TBO-filgrastim, and extended duration PEGylated G-CSFs such as pegfilgrastim. The term “PEGylation” refers to the attachment of a polymer (polyethylene glycol, or PEG) to the G-CSF protein in order to improve its half-life, or the length of time the drug remains in the body. We selected pegfilgrastim (Neulasta) as the biosimilar development target for our biosimilar G-CSF product candidate, CHS-1701, for the following reasons:

•

Large market opportunity. The combined opportunity for both short- and long-acting G-CSF therapies worldwide is estimated to exceed $5 billion in 2017 and pegfilgrastim therapies are expected to capture over 70% of worldwide market revenues in the G-CSF class. It is estimated that the worldwide opportunity for Neulasta, the reference product for CHS-1701, will exceed $3.9 billion in 2017.

•

Receptivity to biosimilars. We believe there is strong conviction among payors to drive biosimilar adoption in the G-CSF category. This is supported by the uptake of filgrastim biosimilars in the EU5 (Spain, Great Britain, France, Germany and Italy), which were initially launched in 2008 and achieved approximately a 52% share of the short-acting G-CSF market and a 77% share of the filgrastim market by the third quarter of 2013. These percentage shares are based on sales of all short-acting G-CSF products in the E.U., which totaled approximately 1.4 million units in Q3 2013. This total was composed of Neupogen, Granocyte and biosimilar filgrastim sales of 0.2 million units, 0.4 million units, and 0.7 million units, respectively.

•

Timing of patent expiration. We believe that the expiration of certain originator patents pertaining to pegfilgrastim (Neulasta) in major markets offers us a near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we would not be precluded by the originator’s patents from introducing a pegfilgrastim (Neulasta) biosimilar candidate in the United States after October 2015 and in Europe after February 2018.

CHS-1701 (Our Pegfilgrastim (Neulasta) Biosimilar Candidate)

Product Overview

Pegfilgrastim (Neulasta), the reference product for CHS-1701, is a PEGylated form of the recombinant human G-CSF analog, filgrastim. Filgrastim produced from E. coli is not glycosylated. We have performed extensive analytical characterization of CHS-1701 and have determined that its basic and higher-order structures are similar to Neulasta. We have also performed in vitro characterization of the biological activity of CHS-1701. The biological effect of CHS-1701 on neutrophils was assessed by measuring the proliferation of NFS-60 cells that are commercially available hematopoietic cells (blood cells that give rise to other blood cells) of neutrophilic lineage expressing G-CSF receptors and have been used extensively for testing G-CSF products. The biological activity of CHS-1701 (proliferation of NFS-60 cells) is a consequence of its binding to G-CSF receptors expressed on NFS-60 cells, activation of this receptor and induction of the proliferation. In this assay, proliferation of NFS-60 cells is stimulated with varying concentrations of CHS-1701. Proliferation is then measured through the addition of the special dye that is transformed during cell proliferation and induces a luminescent signal directly proportional to the number of living cells. Luminescence is emission of light caused by chemical reactions. We determined that CHS-1701 stimulated the proliferation of the NFS-60 cells in a manner consistent with that observed with Neulasta.

Neulasta is approved in the United States and Europe and is indicated as a treatment to reduce the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anticancer drugs associated with a clinically significant incidence of febrile neutropenia.

Analysts project the worldwide market for Neulasta in 2017 will exceed $3.9 billion, of which approximately $3.0 billion would be in the United States. We have concluded that patent expiration in major markets offers a near-term opportunity to introduce biosimilar competitors in the United States after October 2015 and in Europe after February 2018.

Current Development Status and Data

The diagram below summarizes the current development status of CHS-1701. Under the 351(a) (novel biologic) pathway, we have successfully advanced CHS-1701 through steps 1 through 4, including completion of a Phase 1 PK /PD study in healthy volunteers. This study was conducted under an Investigational New Drug application in the United States. We are currently preparing for the initiation of future studies as described below. While we had initially planned to pursue a 351(a) (novel biologic) approval pathway for CHS-1701, we met with FDA on October 9, 2014 to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we had previously projected under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

Step 1: Cell Line Development and Manufacturing

As with our other product candidates, we confirmed that the amino acid sequence of CHS-1701 is identical to the originator molecule. CHS-1701 is manufactured in E. coli and PEGylation occurs as a subsequent step in the manufacturing process. For PEGylation of CHS-1701, we used the same polyethylene glycol, or PEG, molecule as Neulasta and established that chemistry and site of attachment of the PEG molecule was the same. We expect to manufacture commercial supply of CHS-1701 at a U.S. CMO.

Step 2: Analytical Characterization and In Vitro Comparability

Filgrastim produced from E. coli is not glycosylated. We performed extensive analytical characterization of CHS-1701 and have determined its basic and higher-order structures are similar to Neulasta. We studied the in vitro activity of CHS-1701 in a luminescence assay measuring the proliferation of the murine myeloid leukemia cell line, NFS-60. CHS-1701 stimulated the proliferation of the NFS-60 cells in a concentration-dependent manner, consistent with the proliferation seen with Neulasta.

Step 3: In Vivo Animal Comparability

With CHS-1701, we have performed two preclinical pharmacology/toxicology studies: a two-week study in rats and a four-week study in monkeys. We performed a two-week rat study to characterize the toxicity and pharmacodynamics of CHS-1701 administered every four days for two weeks, with a recovery period of one week compared to Neulasta. Doses ranged from 0.1 to 1.0 mg/kg. There was no mortality during the study and no systemic signs of toxicity could be attributed to treatment. There were no differences in clinical observations between the control and treated animals. Dose-proportional increases in absolute neutrophil count, or ANC, and total white blood cell count were observed at all dose levels of CHS-1701. Clinical chemistry findings and mild to moderate splenic enlargement in the CHS-1701-treated animals were consistent with the pharmacological effects of treatment with Neulasta.

We designed a second pharmacology/toxicology study in animals to characterize PK and PD profiles as well as the potential for harmful antibody responses to CHS-1701 or other toxic effects, in order to compare these attributes observed for CHS-1701 with those we observed for Neulasta. We administered either CHS-1701 or Neulasta at dose levels of 0.075, 0.25 and 0.75 mg/kg once weekly for 4 weeks. We found that CHS-1701 performed in a manner similar to Neulasta in that it increased the production of white blood cells in the bone marrow and resulted in an increase in the amount of white blood cells in the blood, in the bone marrow and in lymphoid tissues such as spleen and thymus tissue. Moreover, we found no differences between CHS-1701 and Neulasta in terms of potentially harmful antibody responses or other toxicities, or in terms of PK and PD.

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

We conducted a Phase 1, randomized, double-blind, single-dose, two-period crossover study to assess the PK profile, safety and activity of a single subcutaneous 6 mg dose of CHS-1701 compared to Neulasta in 79 healthy human subjects between November 2012 and March 2013. There was a 28-day washout interval after each drug administration. Bioequivalence of CHS-1701 and Neulasta was measured based on AUC 0-t , AUC 0-inf and C max of the molecule.

Pegfilgrastim mean exposure (C max , AUC 0-t and AUC 0-inf ) and standard deviation values were overlapping after subcutaneous administration of CHS-1701 or Neulasta, independent of the day of dosing or the treatment sequence, with notable variability observed. However, the study did not meet bioequivalence due to geometric mean values (i.e., a type of calculation that compares the measured values) ranging slightly above the allowed upper confidence interval (125%) on all three variables. Under the 351(a) (novel biologic) pathway, demonstration of pharmacokinetic bioequivalence of CHS-1701 to Neulasta is not required and the FDA has indicated that our development program may proceed to Phase 3 in support of that pathway. However, on October 9, 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway.

Importantly, with respect to the PD marker, the absolute neutrophil count, or ANC, mean exposure (AUC 0-t ), the study demonstrated that CHS-1701 mobilization of neutrophils was comparable to that observed with Neulasta. Although we did not power the study to define bioequivalence for this endpoint, a post-hoc analysis of this secondary endpoint revealed that this endpoint would have met bioequivalence criteria. This further suggests that the variations observed in the study that resulted in missing PK bioequivalence had little to no effect on the PD response (i.e., mean increase in ANC over time) and that CHS-1701 functioned as anticipated, as well as similarly to Neulasta.

Overall, we demonstrated that the adverse event profile was similar between the two treatments. Adverse events reports in both treatment arms included upper respiratory infection, back pain, pain in extremity, arthralgia, musculoskeletal chest pain, neck pain and headache. In this study, CHS-1701 and Neulasta had essentially the same safety profile. Anti-drug antibodies were similar between CHS-1701 and Neulasta and did not appear to affect drug exposure. Neutralizing antibodies were not evaluated in this study.

The Phase 1 study described above met its primary endpoint for purposes of enabling us to pursue a 351(a) (novel biologic) approval pathway, but did not establish bioequivalence necessary to support a 351(k) (biosimilar) pathway. However, on October 9, 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

Step 5: Further Studies Supporting 351(k) BLA Regulatory Filing.

In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We are planning to file a 351(k) BLA for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016.

Early-Stage Biosimilar Pipeline

Beyond the products we are currently advancing through late-stage clinical development, there is significant value in the biosimilar product development platform we have built. With the same rigorous discipline we have put in place to develop our current clinical portfolio, we have created a repeatable process that we believe will accelerate new products through our pipeline and create long term value.

We have performed a product opportunity review of additional biosimilar pipeline candidates in conjunction with our Scientific Advisory Board. Accordingly, we are advancing the development of several undisclosed product candidates through various steps. One or more of these products is expected to form the basis of our Phase 3 clinical trial pipeline between 2017 and 2020.

Sales and Marketing

Our strategy entails licensing product rights outside of the United States to commercially proficient entities, while retaining U.S. rights to commercialization. Because the sales call points for our clinical stage assets in the United States are highly concentrated and addressable by a relatively small commercial organization, the preservation of U.S. rights allows us the flexibility to cost effectively build our own commercial capability should we determine that to be the most effective path. For example, the majority of Humira prescriptions flow through rheumatology physicians, the smallest prescribing set in the category. In the circumstance of a collaboration model outside of the United States involving a joint governance structure, a strategic marketing capability will be employed to provide decision support to the collaboration.

Manufacturing

We have entered into agreements with several CMOs for the manufacture and clinical drug supply for our lead products candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. We have not yet entered into commercial supply agreements with any contract manufacturers, but we will commence negotiations as appropriate based on development of our lead product candidates. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors — Risks Related to our Ability to Hire Highly Qualified Personnel and our Reliance on Third Parties.”

Competition

The development and commercialization of protein-based therapeutics is highly competitive. While we believe that our biologics platform, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as originator companies and any other firms developing the biosimilars that would compete with the product candidates in our pipeline and other novel products with similar indications. For example, CHS-0214 may compete with products developed by Pfizer, Inc., or Pfizer, (which holds ex-North America rights to Enbrel, the reference product of CHS-0214), Sandoz (as a biosimilar company), Bioepis and Merck & Co., Inc., or Merck, (through their collaboration to develop and commercialize etanercept (Enbrel) biosimilar candidates) and Hanwha. Similarly, CHS-1420 may face competition from AbbVie (the holder of rights to Humira, the reference product of CHS-1420), Sandoz (as a biosimilar company), Amgen, Actavis, Plc, or Actavis, Pfizer, Momenta Pharmaceuticals, Inc., or Momenta, and Boehringer Ingelheim (as biosimilar companies and as developers of novel products). CHS-1701 may face competition from Amgen (which holds rights to Neulasta, the reference product of CHS-1701), Sandoz (as a biosimilar company), Apotex Inc., or Apotex, and Hospira and Teva (as developers of novel products).

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than we are in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective or more effectively marketed and sold than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to or necessary for our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Collaboration and License Agreements

License Agreement with Daiichi Sankyo Company, Limited

In January 2012, we entered into a license agreement with Daiichi Sankyo for the development and commercialization of certain biosimilar products in certain territories. Under this agreement, we granted to Daiichi Sankyo an exclusive, royalty-bearing license to develop, commercialize and use biosimilar versions of etanercept (Enbrel) and rituximab (Rituxan) for the treatment of human diseases and conditions in Japan, Taiwan and South Korea. Under this agreement, Daiichi Sankyo has an option, exercisable only within a certain time period, to obtain an exclusive license to develop and commercialize certain biosimilar products in China. Daiichi Sankyo also has an option, exercisable at any time during the term of the agreement, to obtain a license to manufacture licensed products to support development and commercialization of licensed products in the licensed territory, on a product-by-product basis. Prior to Daiichi Sankyo’s exercise of its manufacturing option, we are responsible for manufacturing and supplying to Daiichi Sankyo licensed products pursuant to a manufacturing and supply agreement to be entered under the terms of this agreement.

In May 2012, Daiichi Sankyo terminated its licensed rights, solely as to CHS-0214, in Taiwan and South Korea. In August 2012, Daiichi Sankyo declined its right to expand the territory to include China. In July 2014, Daiichi Sankyo terminated all of its licensed rights to a biosimilar rituximab product.

Upon execution of the agreement, we received an upfront payment in cash of $10.0 million and $20.0 million in the form of an equity investment. We are eligible to receive from Daiichi Sankyo tiered royalties based on a percentage of net sales of licensed products in the licensed territory ranging from the low double digits to high teens, on a product-by-product basis. If we are manufacturing product, we are eligible to receive an incremental royalty reflecting our manufacturing costs for each licensed product which, when combined with the base royalty, will result in royalties equal to a percentage of net sales of licensed products ranging from the low- to high-twenties, on a product-by-product basis.

Our agreement with Daiichi Sankyo will expire on a product-by-product and country-by-country basis ten years after receipt of regulatory approval for such product in such country, subject to possible three-year extensions at Daiichi Sankyo’s sole discretion, if Daiichi Sankyo is then manufacturing the relevant product, or otherwise by mutual agreement of the parties, based on the approval of a commercial plan in the year before such extension would take effect. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. Prior to commercialization, Daiichi Sankyo may terminate the agreement on a product-by-product and country-by-country basis within specific time periods after achieving certain development milestones only if Daiichi Sankyo concludes, in good faith, that the product is not commercially viable, that there are material safety, efficacy or tolerability issues that cannot be overcome or that there would be difficulties caused by internal or portfolio reasons. After commencement of commercialization, Daiichi Sankyo may terminate the agreement on a product-by-product and country-by-country basis with one year’s prior written notice to us only if Daiichi Sankyo concludes, in good faith, that the product is not commercially viable, that there are material safety, efficacy or tolerability issues that cannot be overcome or that there are difficulties caused by internal or portfolio reasons. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Daiichi Sankyo challenges the licensed patents.

License Agreement with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA

In August 2013, we entered into a license agreement with Baxter for the development, use and commercialization of a biosimilar version of etanercept (Enbrel). Under this agreement, we granted to Baxter an exclusive, royalty-bearing license to develop, commercialize and use a biosimilar version of etanercept (Enbrel) for the treatment of human diseases and conditions worldwide, excluding the United States, Japan and certain Caribbean and Latin American countries. Under this agreement, Baxter has the exclusive, time-limited right to negotiate and enter into a definitive agreement with a third party relating to the commercialization of the licensed product in an additional, specified country. If Baxter fails to do so within the specified time period, we will obtain a right to pursue such an agreement for such product in such country as well. Baxter may also elect to enter into an agreement with us for the development and commercialization of an additional biosimilar product. Additionally, if Baxter decides not to proceed with development of the licensed product solely based on certain clinical results failing to demonstrate pharmacokinetic bioequivalence, material safety issues with the licensed product based on such clinical results that cannot be remedied or overcome or the identification of violations by third party vendors of applicable laws relating to quality of licensed products that in the aggregate would preclude the ability of such vendors to qualify under Baxter’s standard vendor qualification policies and procedures, then Baxter has the right to identify up to two additional biosimilar products for which Baxter would have a right of first refusal or the right to negotiate a term sheet for development and commercialization of such additional products at Baxter’s election. We are responsible for the manufacture and supply of licensed product pursuant to a manufacturing agreement to be entered into under the terms of this Agreement.

Upon execution of the license agreement, we received an upfront payment in cash of $30.0 million. We are eligible to receive from Baxter tiered royalties, based on the manufacturing cost as a percentage of net sales of licensed products, ranging from the mid-single digits to the high teens on a country-by-country basis. These royalties are subject to certain offsets and reductions. We are also eligible to receive milestone payments for achievement of specified development and regulatory milestones totaling up to $216.0 million. In February 2014, we amended the license agreement to increase the eligible milestone payments by $5.3 million to an aggregate amount of $221.3 million. Contingent payments intended to cover development-related expenses are potentially reimbursable, in part, to Baxter in certain limited circumstances. The amounts that are potentially reimbursable to Baxter contain a claw-back feature that, in the event that we commercialize a biosimilar version of etanercept (Enbrel) in the United States, as opposed to Baxter opting-in to commercialize the molecule in the United States, fifty percent (50%) of those contingent payments are refundable to Baxter.

Our agreement with Baxter will expire in its entirety ten years from August 2013, subject to possible three-year extensions on a country-by-country basis at Baxter’s discretion provided the parties have agreed upon a commercialization plan for such country at least six months prior to the date upon which the term would otherwise expire in such country. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. Baxter may terminate the agreement in its entirety or on a country-by-country basis on written notice to us within specified time periods if Baxter concludes in good faith that the product is not commercially viable or that there are material safety, efficacy or tolerability issues that cannot be overcome. Baxter may also terminate the agreement in its entirety in Baxter’s sole discretion after first commercial sale upon 18 months prior written notice or if certain types of costs for which it is responsible exceed specified levels. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Baxter challenges the licensed patents.

Distribution Agreement with Orox Pharmaceuticals B.V.

In December 2012, we entered into a distribution agreement with Orox Pharmaceuticals B.V., or Orox, for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta). Under this agreement, we granted to Orox an exclusive license to commercialize the products for the treatment of human diseases and conditions in certain Caribbean and Latin American countries. Under this agreement, Orox has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox.

We are obligated to develop licensed products and achieve regulatory approval for such products outside of the Caribbean and Latin American countries covered by the agreement by specified dates in order to support Orox’s activities under the agreement in its licensed territory. We are eligible to receive from Orox a share of gross profits in the low 20 percent range from the sale of licensed products, on a product-by-product basis.

Our agreement with Orox will expire on a product-by-product and country-by-country basis ten years after regulatory approval of such product in such country, subject to automatic three-year extensions unless Orox notifies us in writing at least 18 months in advance of the date upon which the term would otherwise expire that it does not wish to extend the term for such product in such country. Either party may terminate the agreement for material breach by the other party that is not cured within a specified time period. Orox may terminate the Agreement for convenience on a product-by-product basis at any time upon 12-months prior written notice. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement immediately upon written notice to Orox if Orox challenges the licensed patents or commits a breach of specified provisions of the agreement.

License Agreement with Genentech, Inc.

In July 2013, we entered into a license agreement with Genentech, under which we obtained a royalty-bearing, non-exclusive, sublicensable license under a family of patents, commonly referred to as the Cabilly patents, to manufacture, use and commercialize products containing antibodies that bind to TNF- a. In consideration for the rights granted to us under the agreement, we made a cash up-front payment to Genentech and are required to make a payment of $5.0 million based upon achievement of a regulatory milestone. We will also be required to pay tiered royalties on net sales of products covered by the in-licensed patents ranging from the low- to mid-single digits.

We may terminate the agreement at any time upon sixty days prior written notice to Genentech. Genentech may terminate the agreement for any material breach by Coherus that is not cured within a specified time period or in the event of our insolvency. Genentech may also terminate the agreement if we challenge the licensed patents. Absent earlier termination, the agreement with Genentech will expire on a country-by-country basis on the expiration of the last valid patent claim.

License Agreements with Selexis SA

In April 2011 and June 2012, we entered into license agreements with Selexis SA, or Selexis, under which Selexis granted to us royalty-bearing, non-exclusive, sublicensable licenses under Selexis’s intellectual property rights to manufacture, use and commercialize two of our biosimilar products using Selexis cell lines. In consideration for the rights granted to us under the agreements, we made cash upfront payments to Selexis and are required to make payments based upon the achievement of certain development, regulatory and commercial milestones for such biosimilar products, totaling up to €210,000 for each of the two products, or a total aggregate amount of €420,000. In addition, we are also required to pay a royalty as a percentage of revenue on a product-by-product and country-by-country basis in the low-single digits.

We may terminate each agreement at any time upon sixty days written notice to Selexis. Either we or Selexis may terminate an agreement for any material breach by the other party that is not cured within a specified time period or in the event of the other party’s insolvency. Absent earlier termination, the agreements with Selexis terminate on a country-by-country and product-by-product basis on the expiration of the last-to-expire or lapse of the valid patent claims covering such product in such country.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties, our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, filing U.S. and international patent applications on these technologies, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

In the normal course of business, we pursue patent protection directed primarily to protein manufacture and formulation. We are the sole owners of a portfolio of pending patent applications, none of which have yet issued, and all of which pertain to our lead product candidates CHS-0214 and CHS-1420. We have 148 pending patent applications the United States and in other countries covering formulations and manufacture of CHS-0214, which if granted are expected to expire in 2032, 2033 and 2035. We have 29 pending patent applications in the United States and in other countries covering formulations of CHS-1420, which if granted are expected to expire in 2033.

We have non-exclusive licenses from Selexis under patents and patent applications granted or filed in the United States and other countries that cover Selexis’s recombinant cell line technology in two families. One family of patents is directed to methods for transfecting eukaryotic cells with nucleic acid vectors using Matrix Attachment Regions, or MARs, elements to increase stable and transient transfection efficiency. The second family of patents is related to purified and isolated DNA sequences having protein production increasing activity and to the use of MARs for increasing protein production activity in a eukaryotic cell. The licensed patents are expected to expire between 2023 and 2026.

We have a non-exclusive license from Genentech under two U.S. patents which are commonly known as the “Cabilly” patents. The Cabilly patents cover key steps of therapeutic antibody manufacturing methods. One of the Cabilly patent covers a process for producing an immunoglobulin molecule (Ig) in a single host cell; the second Cabilly patent covers a method for making an antibody heavy chain and antibody light chain in a recombinant host cell. Both licensed patents are expected to expire in December 2018.

To date we have not licensed any patents from Daiichi Sankyo or Baxter.

We do not know whether any of the pending patent applications described above will result in the issuance of any patents or whether the rights granted under any patents issuing from these applications will prevent any of our competitors from marketing similar products that may be competitive with our own. Moreover, even if we do obtain issued patents, they will not guarantee us the right to use our patented technology for commercialization of our product candidates. Third parties may have blocking patents that could prevent us from commercializing our own products, even if our products use or embody our own, patented inventions.

The validity and enforceability of patents are generally uncertain and involve complex legal and factual questions. Any patents that may issue on our pending applications may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing products similar to ours. Furthermore, our competitors may develop similar or alternative technologies not covered by any patents that may issue to us.

In a merger completed February 12, 2014, we acquired InteKrin Therapeutics, Inc., or InteKrin. InteKrin is developing a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor, INT-131, for the treatment of multiple sclerosis which we believe may be complementary with one or more biologic therapeutics for multiple sclerosis we are currently evaluating as a potential candidate for inclusion in our pipeline of biosimilar products. InteKrin is the exclusive licensee of certain U.S. and foreign patents and patent applications owned by Amgen, covering the specific PPAR gamma inhibitor molecule that InteKrin is developing. InteKrin also owns pending patent filings related to this PPAR gamma inhibitor.

InteKrin has an exclusive license from Amgen under 122 patents and patent applications granted or filed in the United States and other countries that cover PPAR gamma inhibitor molecules and therapeutic product compositions that are expected to expire in 2020 and 2021, as well as certain salt forms and polymorphic forms of PPAR gamma inhibitor molecules that are expected to expire in 2024. Additionally, InteKrin owns ten pending patent applications filed in the United States and other countries that cover solid forms of PPAR gamma pharmaceutical compositions, treatment of diabetes, treatment of multiple sclerosis and treatment of non-alcoholic fatty liver disease or lipodystrophy that, if granted, are expected to expire in 2031, 2034 and 2036

For technologies for which we do not seek patent protection, we may rely on trade secrets to protect our proprietary position. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, advisors, contractors or collaborators. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For a discussion of risks related to our proprietary technology and processes, please see “Risk Factors — Risks Related to Intellectual Property.”

Regulatory

Government Regulation and Product Approval

Government authorities at the federal, state and local level in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Approval Process

All of our current product candidates are subject to regulation in the United States by the FDA as biological products, or biologics. The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, or PHSA, the Federal Food, Drug and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

The PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

The process required by the FDA before a new biologic may be marketed in the United States is long, expensive and inherently uncertain. Biologics development in the United States typically involves pre-clinical laboratory and animal tests, the submission to the FDA of an investigational new drug, or IND, which must become effective before clinical testing may commence and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including good laboratory practices. An IND is a request for authorization from the FDA to administer an investigational new product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies, although the IND must also include the results of pre-clinical testing and animal testing assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

An IND must become effective before United States clinical trials may begin. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during the 30-day waiting period the FDA raises concerns or questions related to the proposed clinical studies, the sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients with the condition under investigation, all under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects or patients are being exposed to an unacceptable health risk.

Clinical trials to support BLAs for marketing approval of an originator biologic under the 351(a) pathway are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the biologics are initially introduced into healthy human subjects or patients and the biologic is tested to assess pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer treatments, initial human testing may be conducted in the intended patient population. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the biologic for a particular indication, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. These Phase 3 clinical trials are intended to establish data sufficient to demonstrate substantial evidence of the efficacy and safety of the product to permit the FDA to evaluate the overall benefit-risk relationship of the biologic and to provide adequate information for the labeling of the biologic. Trials conducted outside of the United States under similar, GCP-compliant conditions in accordance with local applicable laws may also be acceptable to the FDA in support of product licensing.

Sponsors of clinical trials for investigational drugs must publicly disclose certain clinical trial information, including detailed trial design and trial results in the FDA public databases. These requirements are subject to specific timelines and apply to most controlled clinical trials of FDA-regulated products. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product.

After successful completion of the required clinical testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is prepared and submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. FDA review and approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls and must demonstrate the safety and efficacy of the product based on these results. The BLA must also contain extensive manufacturing information. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most BLAs is additionally subject to a substantial application user fee, as well as annual product and establishment user fees, which may total several million dollars and are typically increased annually.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. The FDA’s stated goal is to review most such applications for standard review biologics within ten months from the date the application is accepted for filing. Although the FDA can meet its user fee performance goals, the review process is often significantly extended by requests for additional information or clarification, and FDA review may not occur on a timely basis at all. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA usually refers applications for novel biologics or biologics which present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic is manufactured. The FDA will not approve the product unless it verifies that compliance with current GMP – a quality system regulating manufacturing — is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe and effective in the indication studied.

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. The FDA approval is never guaranteed, and the FDA may refuse to approve a BLA if applicable regulatory criteria are not satisfied.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The approval for a biologic may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a biologic can materially affect the potential market and profitability of the biologic. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the biologic’s safety or efficacy. Such post-approval testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

After a BLA is approved, the product may also be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products. After approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing and are subject to periodic inspection after approval.

Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Abbreviated Licensure Pathway of Biological Products as Biosimilar under 351(k)

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. For example, in contrast to the 351(a) (novel biologic) approval pathway discussed above, our experience to date with the FDA indicates that an application for licensure of a biosimilar product under the 351(k) (biosimilar) approval pathway may proceed on the basis of only two clinical study phases (typically termed Phase 1 and Phase 3) with supporting analytical and animal studies, as compared with the requirement for three study phases under the 351(a) (novel biologics) approval pathway. Thus, under the 351(k) (biosimilar) approval pathway, an application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
•	animal studies (including the assessment of toxicity); and
•

two clinical study phases: first, a clinical study or studies (generally termed “Phase 1”) that demonstrate the pharmacokinetic similarity (e.g. bioequivalence study) of the proposed biosimilar to the originator molecule, and second, a clinical study or studies (generally termed “Phase 3”) that demonstrate the safety (including immunogenicity), purity and that potency is statistically not inferior to that of the originator in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application submitted under the 351(k) pathway must include information demonstrating that:

•

the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	the condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
•	the route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and
•	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Biosimilarity, as defined in PHSA §351(i), means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, section 351(k)(4) of the PHSA provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	the proposed product is biosimilar to the reference product;
•	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and
•

for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the 351(k) approval pathway that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence — laboratory, preclinical and/or clinical — required to demonstrate biosimilarity to a licensed biological product. The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of an application via the 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are incomplete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies to demonstrate such biosimilarity under section 351(k) or submit a BLA for licensure as a new biological product under section 351(a) of the PHSA. For example, the potential for different regulatory outcomes depending on the selected approval pathway has been illustrated in connection with our development program for CHS-1701. At the outset of our development effort for this product candidate, we elected to proceed under the 351(a) (novel biologic) approval pathway. However, although our Phase 1 PK / PD trial for CHS-1701 met its primary endpoint and was satisfactory for purposes of pursuing the 351(a) (novel biologic) approval pathway (which does not require bioequivalence to the originator drug), the trial did not establish bioequivalence to Neulasta sufficient to support the 351(k) (biosimilar) approval pathway. To preserve the option of pursuing a 351(k) (biosimilar) approval pathway for CHS- 1701, we are making necessary preparations that would enable us to conduct a new pivotal Phase 1 PK / PD study in healthy volunteers, but have not yet made a decision to proceed with this additional study.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition, or an orphan drug, may be entitled to seven years of exclusivity under section 360cc of the FFDCA, in which case no product that is biosimilar to the reference product may be approved until either the end of the 12-year period provided under §351(k) or the end of the seven year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block §351(k) applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6).

Advertising and Promotion

Once a BLA is approved, a product will be subject to continuing post-approval regulatory requirements, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these regulations can result in significant penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and federal and state civil and criminal investigations and prosecutions.

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. After approval, most changes to the approved product, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. There are also continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA. The FDA also may require post-marketing testing, including Phase 4 testing, REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to current cGMPs after approval. Biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, request product recalls or impose marketing restrictions through labeling changes or product removals if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications or suspension or revocation of product license approvals;
•	product seizure or detention or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Other Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, if our product candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The PPACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013 — December 31, 2013) by March 31, 2014 and to report detailed payment data for the first reporting period and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, drug manufacturers must submit reports by the 90th day of each subsequent calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval. In Europe, the approval of a biosimilar for marketing is based on an opinion issued by the European Medicines Agency and a decision issued by the European Commission. However, substitution of a biosimilar for the originator is a decision that is made at the local (national) level on a country-by-country basis. Additionally, a number of European countries do not permit the automatic substitution of biosimilars for the originator product. Other regions, including Canada, Japan and Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases, other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also still some areas of non-overlap.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

Employees

As of December 31, 2014, we had 66 full-time employees, including a total of 17 employees with M.D. or Ph.D. degrees. Within our workforce, 43 employees are engaged in research and development and 23 in business development, finance, legal, human resources, facilities, information technology and general management and administration.

Corporate and Available Information

We were incorporated in Delaware in 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The NASDAQ Global Market under the symbol “CHRS.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements.

Our principal executive offices are located at 201 Redwood Shores Parkway, Suite 200, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find on our website at http://www.coherus.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Ethics are available on our website as well. Any waiver of our Code of Ethics may be made only by our Board of Directors. Any waiver of our Code of Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation.

You can read our SEC filings over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (202) 551-8090 or (800) 732-0330 for further information on the operation of the public reference facilities.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $87.2 million and $53.6 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $186.7 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacture, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 clinical development with one of our lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate). We are in earlier stages of clinical development with our other lead product candidates, namely CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate) for which we have not commenced Phase 3 clinical trials. It may be several years, if ever, before we complete Phase 3 clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•

experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies in order to pursue marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year due to factors including the timing of clinical trials, any litigation that we may initiate or that may be initiated against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder.

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

•	attracting, hiring and retaining qualified personnel;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•

developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with collaboration partners or distributors;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	addressing any competing technological and market developments;
•	identifying, assessing and developing (or acquiring/in-licensing) new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	defending against any litigation including patent infringement lawsuits, that may be filed against us.

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

As of December 31, 2014, our cash and cash equivalents were $150.4 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxter, will be sufficient to fund our current operations for the next 12 months; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing and other related activities;
•	the cost of manufacturing clinical supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any milestone and royalty payments thereunder; and
•	the cost, timing and outcomes of any litigation that we may file or that may be filed against us by third parties.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-0214 has entered Phase 3 clinical development, and both CHS-1420 and CHS-1701 are expected to advance into a biologics license application, or BLA, enabling studies in 2015. CHS-0214 is our only product candidate that has advanced into a pivotal study. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA, a biosimilar product application under the 351(k) pathway of the Public Health Service Act, or PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Although our Phase 1 PK / PD trial for CHS-1701 met its primary endpoint and was satisfactory for purposes of pursuing a 351(a) (novel biologic) approval pathway (which does not require bioequivalence to the originator drug), we believe the results of the trial are indicative of the challenges in developing biosimilar drugs insofar as the data from the trial did not establish bioequivalence to Neulasta sufficient to support a 351(k) (biosimilar) approval pathway. However, on October 9, 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. While we believe it may be possible to advance CHS-1701 to such 351(k) approval application without a collaboration or licensing partner, it remains uncertain whether execution of our development plan will result in data supporting our planned 351(k) approval application for CHS-1701.

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe for the full originator label but did not receive the full originator label when approved in Canada. A similar outcome could occur with respect to one or more of our product candidates.

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

Given the challenges caused by the inherent variability in protein production, we may not be successful in developing our products if regulators conclude that we have not achieved a sufficient level of biosimilarity to the originator product, or that the processes we use are unable to generate our products within an acceptable range of variability.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
•	delays in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•

imposition of a clinical hold by regulatory agencies, after review of an investigational new drug, or IND, application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;

•	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
•	delays in having patients complete participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates being greater than we anticipate;
•

clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and

•

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•

we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

United States Regulatory Framework for Biosimilars

We and our collaboration partners intend to pursue market authorization globally. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the United States is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products.

Regulatory Framework for Biosimilars Outside the United States

In 2004, the European Parliament issued legislation allowing the approval of biosimilar therapeutics. Since then, the European Commission has granted marketing authorizations for more than 20 biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. Because of their extensive experience in the review and approval of biosimilars, Europe has more guidelines for these products than the FDA, including data requirements needed to support approval.

Under current EU regulations, an application for regulatory approval of a biosimilar drug cannot be submitted in the EU until expiration of an eight year data exclusivity period for the reference (originator) product, measured from the date of the reference product’s initial marketing authorization. Furthermore, once approved, the biosimilar cannot be marketed until expiration of a 10-year period following the initial marketing authorization of the reference product, such ten year period being extendible to 11 years if the reference product received approval of an additional therapeutic indication, within the first eight years following its initial marketing authorization, representing a significant clinical benefit in comparison with existing therapies. However, we understand that reference products approved prior to November 20, 2005 (which would include, for example, Enbrel, Humira and Neulasta, approved in the EU on March 2, 2000, August 9, 2003 and August 22, 2002, respectively) are subject to a 10 year period of data exclusivity. While the data exclusivity periods for Enbrel, Humira and Neulasta have now expired in Europe, these reference products are presently still subject to unexpired patents.

In Europe, the approval of a biosimilar for marketing is based on an opinion issued by the EMA and a decision issued by the European Commission. Therefore, the marketing approval will cover the entire EEA. However, substitution of a biosimilar for the originator is a decision that is made at the local (national) level on a country-by-country basis. Additionally, a number of countries do not permit the automatic substitution of biosimilars for the originator product. Therefore, even if we obtain marketing approval for the entire EEA, we may not receive substitution in one or more European nations, thereby restricting our ability to market our products in those jurisdictions.

Other regions, including Canada, Japan and Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also some areas of non-overlap. Additionally, we cannot predict whether countries that we may wish to market in, which do not yet have an established or tested regulatory framework could decide to issue regulations or guidance and/or adopt a more conservative viewpoint than other regions. Therefore, it is possible that even if we obtain agreement from one health authority to an accelerated or optimized development plan, we will need to defer to the most conservative view to ensure global harmonization of the development plan. Also, for regions where regulatory authorities do not yet have sufficient experience in the review and approval of a biosimilar product, these authorities may rely on the approval from another region (e.g., the United States or the E.U.), which could delay our approval in that region. Finally, it is possible that some countries will not approve a biosimilar without clinical data from their population and/or may require that the biosimilar product be manufactured within their region.

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

The FDA or other relevant regulatory authorities may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar product candidate and the reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of interchangeability, regulatory authorities may require additional confirmatory information beyond what we plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive.

We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval not only as a biosimilar product but also as an interchangeable product in any jurisdiction. Furthermore, legislation governing interchangeability could differ by jurisdiction on a state or national level worldwide.

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

We and our collaboration partners have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we or our collaboration partners intend to market our etanercept (Enbrel) biosimilar product, CHS-0214 in Japan (through our licensee Daiichi Sankyo), Europe (through our licensee Baxter) and certain Latin American countries (through our licensee, Orox). We intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701 and our adalimumab (Humira) biosimilar in the United States without collaboration partners, and have not decided on whether to enter into collaborations for marketing of CHS-1701 or CHS-1420 outside the United States.

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

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. If our product candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval is obtained via an accelerated biosimilar approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other possibilities:

•	issue warning letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical studies;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products or require a product recall.

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

As of December 31, 2014, we had 66 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current good clinical practices, or cGCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or cGCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with cGCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are also at risk that our collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	our collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, in December 2014 Momenta Pharmaceuticals, or Momenta, announced acceptance by the UK of a clinical trial application for M923, an adalimumab (Humira) biosimilar being developed by Momenta in collaboration with Baxter;

•

our collaboration partners may terminate their collaborations with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities. For example, in July 2014 our partner Daiichi terminated its license with us pertaining to a rituximab (Rituxan) biosimilar; and

•	our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

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

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

•	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error; and
•	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced.

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

For example in October 2014, as part of our quality process and upon routine visual inspection during storage, four syringes containing CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from a production lot in use in our ongoing Phase 3 clinical trials were observed to contain small dark particles. We immediately initiated a visual inspection of remaining unlabeled inventory of this lot as well as a subsequent lot. While none of the approximately 8,000 unlabeled syringes inspected exhibited any such particulate, we decided in the interests of patient safety, to temporarily stop dosing in the ongoing Phase 3 clinical trials of CHS-0214 in order to determine a potential cause and incidence of the observed phenomenon.  Based on our investigation, including a chemical analysis of the particles by a qualified independent laboratory, we concluded that the particulates did not result from any instability in the CHS-0214 protein product or its formulation, but were most likely a result of a non-recurring anomaly related to first use of new process equipment.  We therefore concluded that the approximately 7,000 unlabeled syringes that were 100% inspected and found free of any particulates were safe for patient use in our clinical trials.  In consultation with the FDA, our Phase 3 trial was resumed in December 2014 and is ongoing.

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

For each of our lead products, CHS-0214, CHS-1701 and CHS-1420, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products.  Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates.  Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all.  A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Many manufacturers of originator products have increasingly used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

•	settling patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval by others;
•	submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted biosimilar applications;
•	appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
•	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
•

attempting to influence potential market share by conducting medical education with physicians, payors, regulators and patients claiming that biosimilar products are too complex for biosimilar approval or are too dissimilar from originator products to be trusted as safe and effective alternatives;

•	implementing payor market access tactics that benefit their brands at the expense of biosimilars;
•

seeking state law restrictions on the substitution of biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;

•	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
•	seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;
•	obtaining new patents covering existing products or processes which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
•	influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Sandoz International GmbH, or Sandoz, Hospira, Inc., or Hospira, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, Samsung Bioepis, Ltd., or Bioepis, (a Merck/Biogen/Samsung biosimilar venture) and Hanwha Chemical Corporation, or Hanwha Momenta, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to etanercept (Enbrel), adalimumab (Humira) and pegfilgrastim (Neulasta). For example, we understand that Sandoz, Samsung Group and Hanwha are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Each of Sandoz, Bioepis and Hanwha appear to have ongoing Phase 3 clinical trials for an etanercept (Enbrel) biosimilar product candidate which they initiated earlier than our own Phase 3 clinical trials. Similarly, we understand that Sandoz is engaged in the development of a pegfilgrastim (Neulasta) biosimilar product candidate and believe such development has completed two Phase 3 clinical trials. Boehringer, Amgen, and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program is in Phase 1, Pfizer’s program is in Phase 3, and that Amgen’s program has successfully completed Phase 3.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	the possibility that a competitor may achieve interchangeability and we may not;
•	relative convenience and ease of administration;
•	the extent to which our product may be more or less similar to the originator product than competing biosimilar product candidates;
•	policies and practices governing the naming of biosimilar product candidates;
•	prevalence of the disease or condition for which the product is approved;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•	publicity concerning our products or competing products and treatments;
•	the extent to which third-party payors provide adequate third-party coverage and reimbursement for our product candidates, if approved; and
•	our ability to maintain compliance with regulatory requirements.

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

United States Adopted Name, and International Nonproprietary Names, or INN, two important bodies involved in nonproprietary nomenclature, have no policy for the naming of biosimilar product candidates, and products are named on a case-by-case basis. Non-glycosylated proteins can follow the approach established for small molecule generics, which is to retain the same non-proprietary name if it is synthesized by a different route provided the substance is the same. Glycosylated proteins from different sources are given distinct names, as these proteins are expected to differ in their glycosylation profile. The same approach is valid for all other modifications to the protein that can occur in a cell after the cell has finished making the protein. A system currently under discussion at the World Health Organization that would enable the clear definition of all Similar Biotherapeutic Proteins would include the INN of the reference product in the first part of the name, and some form of biological qualifier that could uniquely identify the substance. Currently the FDA and EMA have final authority regarding names in the United States and the E.U. respectively, and it is unclear how they will handle nonproprietary nomenclature in the future. However, if they adopt policies requiring non-proprietary names that are distinct from the reference product or chose to assign a competing biosimilar product candidate to a Coherus product with a lower degree of nomenclature distinction from the reference product, payors, providers and patients may be more hesitant to use our biosimilar product candidate, believing the difference in nomenclature to be indicative of an important difference in quality of function from the reference product or the competing biosimilar product candidate. If this were to occur, our business could be negatively affected.

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

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, inter partes review, or IPR, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. The Brockhaus patents are presently subject to litigation in which Sandoz is seeking to invalidate the patents. If challenges to the scope, validity or enforceability of the Brockhaus patents are not successful, these patents, unless licensed to us by Amgen, will preclude our ability to introduce an etanercept (Enbrel) biosimilar product candidate in the U.S. market until at least 2029.

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

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if we cannot obtain a license from the prevailing party on commercially reasonable terms. Third parties may request an IPR of our patents in the USPTO. An unfavorable decision may result in the revocation of our patent or a limitation to the scope of the claims of our patents.  Our defense of litigation, interference or IPR proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development partnerships that would help us bring our product candidates to market.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or Scientific Advisory Board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear, and our Chief Technical Officer, Peter K. Watler, Ph.D., are former employees of Amgen. Our Chief Scientific Officer, Alan C. Herman, Ph.D., is a former employee of Amgen and Genentech. Mr. Lanfear and Drs. Watler and Herman were employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neupogen, Neulasta and Enbrel. Our Chief Medical Officer, Barbara K. Finck, M.D., is a former employee of Immunex Corporation, or Immunex (the company that initially discovered the drug Enbrel and was later acquired by Amgen). Dr. Finck was involved in the clinical development of etanercept (Enbrel) while at Immunex and is a named inventor on at least four U.S. patents assigned to Amgen directed to the use of etanercept (Enbrel) for the treatment of psoriasis and psoriatic arthritis. Our board of directors and Scientific Advisory Board include members that were former employees of Genentech, Amgen and Abbott Laboratories. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to prevent third parties from using the same technologies that we use in our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

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

We do not have any issued patents, but we have filed patent applications, which are currently pending, covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents which may issue to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents, we have filed a number of patents covering our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Enbrel and Humira (Amgen and AbbVie, respectively) own patents directed to formulations for these products. Rather than wait for the expiration of these formulation patents, we have developed our own proprietary formulations for these products which we believe are not covered by third party patents, including Amgen or AbbVie’s formulation patents; and we have filed patent applications covering our formulations. We cannot guarantee that our proprietary formulations will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira) would cover the formulations of any competitors. For example, we are aware that Sandoz is developing biosimilar versions of etanercept (Enbrel) and adalimumab (Humira) and has filed patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira). We are also aware that Boehringer-Ingelheim is developing a biosimilar version of adalimumab (Humira) and has filed a patent application directed to formulations of adalimumab (Humira). We have also filed patent applications, none of which have yet issued, directed to aspects of our manufacturing processes for CHS-0214. In contrast to our patent applications directed to formulations of CHS-0214 and CHS-1420, the proprietary technologies embodied in our process-related patent filings, while directed to inventions we believe may provide us with competitive advantage, were not developed by us to avoid third party patents. As in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties.

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

While we have filed patent applications to protect certain aspects of our own proprietary formulation and process developments, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. Moreover, the information embodied in our trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. We seek to protect the scientific, technical and business information supporting our operations, as well as the confidential information relating specifically to our product candidates by entering into confidentiality agreements with parties to whom we need to disclose our confidential information, for example, our employees, consultants, scientific advisors, board members, contractors, potential collaborators and investors. However we cannot be certain that such agreements have been entered into with all relevant parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Our confidential information and trade secrets thus may become known by our competitors in ways we cannot prove or remedy.

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

We are a party to certain non-exclusive intellectual property license agreements with Genentech (pertaining to the production of monoclonal antibodies) and Selexis SA (pertaining to cell lines for CHS-0214 and CHS-1420) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. The BPCIA mechanism required for 351(k) biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities, as compared to the litigation risk to which we might be exposed under a traditional 351(a) BLA regulatory pathway.

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

We are aware that some biosimilar companies, namely Sandoz and Celltrion, Inc., or Celltrion, have engaged in legal challenges against originators to establish their right to bring declaratory judgment actions against such originators outside the complex framework of the BPCIA patent exchange rules in order to challenge the validity of the originators’ patents prior to the filing of any biosimilar regulatory application. For example, in the Sandoz case against the originator Amgen (relating to Sandoz’ proposed etanercept (Enbrel) biosimilar) the Federal District Court ruled that Sandoz did not have the right to bring a declaratory judgment action against Amgen to challenge the validity of certain Amgen-controlled patents directed to Enbrel, but instead determined that Sandoz must use the patent exchange mechanism established in the BPCIA.  Sandoz appealed this decision to the United States Court of Appeals for the Federal Circuit, and on December 5, 2014 the Federal Circuit Court ruled that Sandoz had not met the legal requirements to pursue a declaratory judgment action against Amgen.  The Federal Circuit Court did not address whether the patent resolution mechanism established in the BPCIA would preclude Sandoz from filing its declaratory judgment action against Amgen if and when it files an FDA application under the BCPIA for its etanercept biosimilar.

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator.  The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval.  The FDA has not yet ruled on Amgen’s Citizen’s Petition.

While the ability to file declaratory judgment actions outside the framework of the BPCIA, or to treat the patent resolution mechanism of this framework as optional, may be attractive to us for addressing and resolving patent infringement risks prior to the expenditure of substantial development and regulatory costs, we see substantial risk that the Federal Appeals Court could reverse the District Court’s decision in the Amgen v. Sandoz case and instead decide that the patent resolution framework of the BPCIA is mandatory, and that Sandoz violated this framework by refusing to follow it. These pending court cases may ultimately require biosimilar applicants to test (or defend against) originator patents only in the BPCIA process, after they have filed for regulatory approval under 351(k). We believe this required order of events may expose biosimilar applicants to more patent litigation risk than they might otherwise be exposed to in litigation conducted outside the BPCIA framework, such as (i) under a regulatory application that we might choose to pursue under 351(a), where an originator would not be able to use the BPCIA procedures to potentially block the launch of a biosimilar product candidate; or (ii) under a 351(k) application in which federal court rulings may conclude it is permissible for biosimilar applicants to “opt out” of the BCPIA patent resolution mechanism, as has Sandoz in its 351(k) application for Zarxio.

Whether courts will ultimately view the BPCIA process as the sole and mandatory framework for a biosimilar entity and the originator to identify and potentially initiate patent litigation prior to launch of a biosimilar product remains highly uncertain. We see substantial risk that a final outcome to that effect in the Sandoz and Celltrion cases could increase patent infringement risks for companies, including ours, seeking to introduce biosimilar versions of originator products.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, or NASDAQ, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Recent legislation permits smaller “emerging growth companies” such as us to implement many of these requirements over a longer period and up to five years from the pricing of our IPO on November 6, 2014. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

In connection with the audit of our financial statements from inception through December 31, 2013, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a deficiency in the design and operating effectiveness of our internal control related to the valuation of complex securities.

We implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above. We strengthened the operation of our internal controls over the accounting for non-routine, complex equity transactions, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls to identify such matters. We have hired additional personnel to build our financial management and reporting infrastructure, including the hiring of our Chief Financial Officer and Vice President of Finance, in the third and fourth quarter of 2014, respectively.

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and there were no material weaknesses identified in connection with the audit of our financial statements for the year ended December

31, 2014, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

•

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

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

•

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

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations by us or our collaboration partners;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems by our collaboration partners;
•	limits in our or our collaboration partners’ ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation and insurance; and
•

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds

$2.2 million of cash in Russian banks as of December 31, 2014. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS the Company is currently evaluating for inclusion in its pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

The market price of our common stock has been highly volatile since our initial public offering and the intraday sales price per share has ranged from $12.27 to $33.30 per share during the period from November 6, 2014 through March 20, 2015 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	adverse results or delays in preclinical or clinical studies;
•	any inability to obtain additional funding;
•

any delay in filing an IND, NDA, BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA or other regulatory submission;

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;

•	post-marketing safety issues relating to our product candidates or biosimilars generally;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
•	the outcomes of any citizens petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
•	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
•	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products;
•	the loss of one or more employees constituting our leadership team; and
•	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of February 28, 2015, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 58% of our voting stock (after giving effect to the sale of 507,402 shares of common stock to the underwriters upon partial exercise of their option to purchase additional shares and assuming no exercise of outstanding options, and excluding shares purchased by any such holders in our IPO). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company” and, due to the reduced reporting requirements applicable to emerging growth companies, certain investors may find investing in our common stock less attractive.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our common stock less attractive because we may rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of February 28, 2015, there were 33,324,459 shares of common stock outstanding. Of these shares, approximately 26,520,757 shares of our common stock are currently subject to contractual lock-up agreements entered into by certain of our stockholders with the underwriters in connection with our IPO and will become freely tradeable on May 5, 2015, subject to certain provisions of the lock-up agreement, except for shares of common stock held by directors, executive officers and our other affiliates, which will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of February 28, 2015, approximately 8.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

•

authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;
•	specify that special meetings of our stockholders can be called only by our corporate secretary pursuant to a resolution adopted by a majority of our board of directors;
•	prohibit stockholder action by written consent;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors other than nominations made by or at the direction of the board of directors or a committee of the board of directors;

•	provide that our directors may be removed only for cause or without cause by the holders of 66 2/3% of the voting power of all then outstanding shares of voting stock;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in April 2017. Our analytical and process development laboratories are located in Camarillo, California under a lease that expires in June 2017.

We believe that our existing facilities are adequate for our current needs.  When our leases expire, or if we need to hire more employees, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The high and low closing sales price of our common stock for the period from November 6, 2014 to December 31, 2014 was $16.36 and $12.61, respectively.

On February 27, 2015, the closing sale price of our common stock was $31.59.

Common Stockholders

As of February 28, 2015, there were approximately 90 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2014 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On November 12, 2014, we closed our IPO and sold 6,803,702 shares of common stock, including the sale of 507,402 shares of common stock to the underwriters upon partial exercise of their option to purchase additional shares at the IPO price of $13.50 per share. We received total net proceeds from the IPO of $80.2 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of approximately $5.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198936), which was declared effective by the SEC on November 6, 2014. No additional shares were registered. The joint book-running managers for the IPO were J.P. Morgan and Credit Suisse. None of the expenses associated with the IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

The net proceeds from the offerings described above have been used and will be used, together with our cash and cash equivalents, to fund continued advancement of our CHS-0214, CHS-1420 and CHS-1701, and development pipeline programs, with the balance to be used to fund working capital and other general corporate purposes, which may include the licensing of other products or technologies.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 6, 2014. We invested the funds received in cash and cash equivalents such as money market accounts.

Recent Sales of Unregistered Equity Securities

From January 1, 2014 through December 31, 2014, we sold and issued the following unregistered securities, which share numbers have been adjusted, as appropriate, for the 1-for-1.667 reverse stock split that occurred on November 5, 2014:

1.

Prior to filing our Registration Statement on Form S-8 in 2014, we sold an aggregate of 48,414 share of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $55,000 upon the exercise of stock options.

2.

Prior to filing our Registration Statement on Form S-8 in 2014, we granted stock options to employees, directors and consultants under our 2010 Equity Incentive Plan covering an aggregate of 6,332,891 shares of common stock, at a weighted average exercise price of $2.357 per share. Of these, options covering an aggregate of 698,575 shares were cancelled without being exercised.

3.

Prior to filing our Registration Statement on Form S-8 in 2014, we granted stock options to employees, directors and consultants under our 2014 Equity Incentive Plan covering an aggregate of 179,962 shares of common stock, at a weighted average exercise price of $14.42 per share.

4.

In November 2014, in connection with the closing of our IPO, we issued 491,580 shares of common stock upon  net exercise of warrants held by certain of our existing investors at a weighted average exercise price of $1.667 per share.

5.	In November 2014, upon the closing of our IPO, all 21,316,519 shares of our then-outstanding convertible preferred stock automatically converted into shares of common stock on a one-to-one basis.
6.

In May 2014, we issued an aggregate of 6,556,978 shares of Series C Preferred Stock at a price per share of $10.00 for a combination of cash and conversion of $10.6 million in convertible debt, for an aggregate gross consideration of $65.6 million.

We claimed exemption from registration under the Securities Act for the sales and issuance of securities in the transactions described in paragraphs (1) and (2) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written consent relating to compensation, as provided by Rule 701. We claimed exemption from registration under the Securities Act for the sales and issuance of securities in the transactions described in paragraphs (3) and (4) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering. We claimed exemption from registration under the Securities Act for the sales and issuance of securities in the transactions described in paragraph (5) above under Section 3(a)(9) and Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2014.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 2012 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2013	2012
Revenue:
Collaboration and license revenue - related party (1)	$1,893	$2,025	$1,899
Collaboration and license revenue	28,481	726	—
Other revenue	732	—	—
Total revenue	31,106	2,751	1,899
Operating expenses:
Research and development (2)	78,224	31,279	34,886
General and administrative (2)	17,564	7,465	5,531
Total operating expenses	95,788	38,744	40,417
Loss from operations	(64,682)	(35,993)	(38,518)
Interest expense	(3,900)	(5,293)	(1,514)
Other income (expense), net	(18,595)	(12,349)	7,014
Net loss	(87,177)	(53,635)	(33,018)
Net loss attributable to non-controlling interest	44	—	—
Net loss attributable to Coherus	$(87,133)	$(53,635)	$(33,018)
Net loss per share attributable to Coherus, basic and diluted (3)	$(10.64)	$(16.10)	$(15.85)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted (3)	8,186,529	3,332,020	2,082,622

(1)	Represents revenue from Daiichi Sankyo Company, Limited, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO on November 12, 2014.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Research and development	$5,625	$682	$268
General and administrative	5,437	1,363	175
Total stock-based compensation	$11,062	$2,045	$443

(3)

See Note 14 to our audited consolidated financial statements for an explanation of the method used to calculated basic and diluted net loss per share attributable to Coherus and the weighted-average shares outstanding used to calculate the per share amounts.

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2014	2013	2012
Cash and cash equivalents	$150,392	$39,554	$14,548
Working capital (deficit)	127,353	(8,024)	13,546
Total assets	187,221	47,447	26,533
Convertible notes	—	1,111	—
Convertible notes - related party	—	3,092	—
Convertible preferred stock warrant liability	—	24,251	1,738
Convertible preferred stock	—	54,695	54,695
Accumulated deficit	(186,725)	(99,592)	(45,957)
Total stockholder's equity (deficit)	66,757	(97,077)	(45,503)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate that we have partnered with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, to develop and commercialize in key markets outside of the United States. We are currently enrolling two Phase 3 clinical trials in rheumatoid arthritis and psoriasis. We expect results of these trials, if positive, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights in the United States. However, at this time, we do not expect patent expiration in the United States until 2029.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We completed a Phase 1 study for CHS-1420 in August 2014. We plan to initiate a Phase 3 clinical trial in psoriasis during the first half of 2015 to support the expected filing of a marketing application in the United States in 2016 and the European Union, or E.U., in 2017.

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). We had initially planned to pursue a 351(a) (novel biologic) regulatory approval pathway for CHS-1701. In support of that pathway, we conducted a successful Phase 1 study for CHS-1701 between November 2012 and March 2013. However, on October 9, 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the 4th quarter of 2015 or 1st quarter of 2016, approximately 6 to 12 months earlier than we project under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxter. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $87.2 million, $53.6 million and $33.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $186.7 million.

On February 12, 2014, we completed the acquisition of InteKrin Therapeutics, Inc., or InteKrin, a privately held, clinical-stage biopharmaceutical company focused on the development and commercialization of novel therapies for the treatment of immune diseases such as multiple sclerosis. Pursuant to a licensing agreement with Amgen, we are obligated to use commercially reasonable efforts to develop InteKrin’s product candidate. We accounted for the acquisition as the purchase of a business. Total consideration for the acquisition of InteKrin was $5.0 million and consisted of: (a) the issuance of 716,645 shares of Series B convertible preferred stock with a fair value of $2.7 million, (b) the assumption of InteKrin’s convertible promissory note payable to investors of InteKrin, which was concurrently paid off by issuing 243,841 shares of our Series B convertible preferred stock with an estimated fair value of

$1.0 million, (c) a cash payment of $1,485 and (d) contingent consideration with a fair value of $1.3 million at the acquisition date. For additional information on the InteKrin acquisition, see Note 6 in the Notes to the Consolidated Financial Statements.

On November 6, 2014, our registration statement on Form S-1 (File No. 333-198936) relating to our initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission, or SEC, and the shares began trading on The NASDAQ Global Market. The price of the shares sold in the IPO was $13.50 per share. The IPO closed on November 12, 2014, pursuant to which we sold 6,803,702 shares of common stock, including the sale of 507,402 shares of common stock to the underwriters upon partial exercise of their option to purchase additional shares. We received total gross proceeds from the offering of $91.8 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of $5.2 million, the net proceeds were $80.2 million. In connection with the closing of our IPO, all shares of convertible preferred stock then outstanding converted into 21,316,519 shares of common stock, including 185,302 outstanding convertible preferred stock warrants, were exercised for cash or on a net exercise basis. Also, all outstanding warrants for common stock were exercised on a net basis into 491,580 shares of common stock in connection with the closing of our IPO.

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

•

expenses incurred under agreements with consultants, third-party contract research organizations, or CROs, and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

•

costs of acquiring originator comparator materials and manufacturing pre-clinical study and clinical trial supplies and other materials from contract manufacturing organizations, or CMOs, and related costs associated with release and stability testing; and

•	costs associated with manufacturing process development activities.

Internal costs are associated with activities performed by our research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated, internal research and development costs consist primarily of:

•	personnel-related expenses, which include salaries, benefits and stock-based compensation; and
•

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2014	2014	2013	2012
		(in thousands)
External costs incurred by product candidate:
CHS-0214 (5)	Phase 3 (1)	$35,726	$10,011	$14,949
CHS-1420	Phase 1 (2)	12,581	6,603	1,798
CHS-1701	Phase 1 (3)	8,436	4,902	6,536
Other research and development expenses (4)		2,142	2,058	7,034
Internal costs		19,339	7,705	4,569
Total research and development expenses (5)		$78,224	$31,279	$34,886

(1)	CHS-0214 entered into Phase 3 clinical trials in June and July 2014.
(2)	CHS-1420 completed Phase 1 studies during the second half of 2014. We plan to initiate a Phase 3 clinical trial in the first half of 2015.
(3)

We met with the FDA on October 9, 2014 and informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to conclude in 2015. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

(4)	Amount consists of costs for other pipeline candidates and INT-131.
(5)

Our research and development expenses have been reduced by reimbursements of certain research and development expenses pursuant to the cost-sharing provision of our licensing agreement with Daiichi Sankyo. Reimbursement of research and development expenses under the Baxter licensing agreement was recognized as revenue pursuant to the revenue recognition accounting policy applicable to that agreement.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount associated with our various debt agreements. The convertible notes issued in 2013 were converted into shares of our Series C convertible preferred stock in May 2014.

Other Income (Expense), Net

Other income (expense), net consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability, derivative liability associated with our convertible notes, and our contingent consideration. Additionally, for the year ended December 31, 2014, other income (expense), net includes the gain on the extinguishment of our convertible notes issued in 2013. In November 2014, in connection with the closing of our IPO all of our outstanding warrants for convertible preferred stock were exercised, for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to additional paid-in capital, and as such we no longer record adjustments to reflect the remeasurement of the fair values. We will continue to record adjustments to the estimated fair value of our contingent consideration until the contingency settles or expires.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an on-going basis, we evaluate our critical accounting policies and estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services have been performed or products have been delivered; the fee is fixed and determinable; and collection is reasonably assured.

We generate revenue from collaboration and license agreements for the development and commercialization of our product candidates. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under our collaboration arrangements, license fees and royalties on sales of product candidates if they are successfully approved and commercialized. Our performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees with the collaboration partners. We make judgments that affect the periods over which we recognize revenue.

Our collaboration and license agreements may provide for reimbursement by our collaborators of a portion of our research and development expenses, and we make judgments that affect how these reimbursements are recorded. In collaborations where we and our partner are actively and jointly engaged in the research activities and for which both parties are sharing costs, amounts reimbursed by our partner are recognized as a reduction of research and development expense. For example, Daiichi Sankyo reimburses certain of our research and development costs in quarterly advance payments pursuant to the cost-sharing provision of our collaboration and license agreement with them. Because Daiichi Sankyo is an active participant in the research and development activities, we account for these reimbursements as reductions in our research and development expense when the applicable research and development activity has been performed. Under our collaboration agreement with Baxter, on the other hand, we recognize reimbursement of our research and development expenses thereunder as revenue because Baxter is not actively participating in research and development activities.

For revenue agreements with multiple-elements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses of our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value and are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non-refundable payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Other contingent payments in which a portion of the milestone consideration is refundable or adjusts based on future performance or non-performance (e.g., through a penalty or claw-back provision) are not considered to relate solely to past performance, and therefore, not considered substantive. Amounts that are not recognized as revenue due to the uncertainty as to whether they will be retained or because they are expected to be refunded are recorded as a liability. We recognize non-substantive milestone payments over the remaining estimated period of performance once the milestone is achieved. Contingent payments associated with the achievement of specific objectives in certain contracts that are not considered substantive because we do not contribute effort to the achievement of such milestones are recognized as revenue upon achievement of the objective, as long as there are no undelivered elements remaining and no continuing performance obligations by us, assuming all other revenue recognition criteria are met.

We also generate revenue from a Russian government contract.  The government contract is an agreement that provides us with payments for certain types of expenditures in return for research and development activities over a contractually defined period.  Revenue from the government contract is recognized as other revenue in the consolidated statement of operations in the period during which the related costs are incurred and the related services are rendered, provided that the funds received are not refundable and applicable conditions under the government contract have been met.  Funds received in advance are recorded as deferred revenue.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•

communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to CMOs in connection with the production of clinical trial materials; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Due to the nature of these estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Estimated Fair Value of Convertible Preferred Stock Warrants

Freestanding warrants for the purchase of convertible preferred stock that is either subject to a put right or contingently redeemable are classified as liabilities on the consolidated balance sheet at their estimated fair value. At the end of each reporting period, changes in the estimated fair value during the period are recorded as other income (expense), net in the consolidated statement of operations. In November 2014, in connection with the closing of our IPO all of our outstanding warrants for convertible preferred stock were exercised, for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to additional paid-in capital, and as such we no longer record adjustments to reflect the remeasurement of the fair values.

Prior to the closing of our IPO, we estimated the fair values of the convertible preferred stock warrants by allocating the Company’s equity value, using the Probability-Weighted Expected Return Method, or PWERM. Our equity value was allocated among preferred stock, common stock, warrants and stock options expected to be outstanding at the liquidity events based on the rights and preferences of each class.

Derivative Liabilities

We had derivative instruments related to redemption features embedded within the outstanding convertible notes. The embedded derivatives were accounted for as a liability and were remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment recognized as other income (expense), net in the consolidated statement of operations. The fair value of the derivative liability was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine estimated fair value of the derivative instruments include the probabilities of the underlying events triggering the embedded derivative and their timing.

There are two contingent payments associated with the acquisition of InteKrin: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, or the Earn-Out Payment and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between us and the third-party, or the Compound Transaction Payment. The contingent consideration is accounted for as a liability and remeasured to estimated fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other income (expense), net in the consolidated statement of operations. We determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

Stock-Based Compensation

Common Stock Options

Stock-based compensation expense related to stock options granted to employees is measured at the date of grant, based on the estimated fair value of the award and recognized as an expense over the employee’s requisite service period on a straight-line basis. We estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option-pricing model.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The fair value of the unvested options under these arrangements is subject to remeasurement over the vesting terms as earned.

We recorded non-cash stock-based compensation expense related to options granted to employees and non-employees of $6.8 million, $764,000 and $101,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding and is based on the options’ vesting term, contractual term and industry peers. We do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior.

•

Expected volatility. We use an average historical stock price volatility of industry peers to be representative of future stock price volatility as we do not have any trading history for our common stock.

•	Risk-free interest rate. The risk free interest rate is based on the U.S. Treasury constant maturity rate in effect at the time of the grant for periods corresponding with the expected term.
•	Expected dividends. We have not paid and do not anticipate paying any dividends in the near future, and therefore we used an expected dividend yield of zero in the valuation model.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Historically, for all periods prior to this initial public offering, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

Founders’ Shares

In October 2010 and January 2011, we issued 4,130,173 shares and 968,804 shares of common stock, respectively, at $0.0083 per share to our founders under the founder stock agreements. These founders’ shares are subject to a repurchase option in our favor that lapses over time subject to continued service. As such, we recorded stock-based compensation based on the fair value of the common stock on the date of issuance. One of the holders of the founders’ shares is a consultant, therefore the fair value of the consultant’s founder shares is measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the vesting period. We recorded non-cash stock-based compensation expense related to the founders’ shares of $1.6 million, $1.3 million and $342,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, there were 21,245 shares subject to repurchase.

Common Stock Warrants

In March 2014, we issued warrants to purchase 553,274 shares of common stock with an exercise price of $1.667 per share to two employees and a member of our board of directors in his capacity as a consultant to us for past services. We valued the warrants at $2.7 million using the Black-Scholes option-pricing model on the date of grant. Due to the immediate exercisability of the warrants upon issuance, we immediately recognized $1.3 million and $1.4 million in research and development expense and general and administrative expense, respectively, in the consolidated statement of operations. In connection with the closing of our IPO, all outstanding warrants for common stock were exercised on a net basis into 491,580 shares of common stock.

Income Taxes

We file U.S. federal and state income tax with varying statutes of limitations.  The tax years from inception in 2010 forward remain open to examination due to the carryover of unused net operating losses and tax credits. To date, we have not been audited by the Internal Revenue Service or any state income tax authority.

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As of December 31, 2014, our total net deferred tax assets were $55.6 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Comparison of Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration and license revenue - related party (1)	$1,893	$2,025	$(132)
Collaboration and license revenue	28,481	726	27,755
Other revenue	732	—	732
Total revenue	$31,106	$2,751	$28,355
(1)	Represents revenue from Daiichi Sankyo, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO on November 12, 2014.

Collaboration and license revenue for the years ended December 31, 2014 was $30.4 million, compared to $2.8 million for the same period in 2013, an increase of $27.6 million. The increase was primarily due to $20.3 million of revenue recognized in connection with the amortization of deferred revenue and a$10.0 million receipt for achievement of a substantive milestone in the third quarter of 2014 under our license agreement with Baxter, which we entered into in August 2013.

Other revenue for the year ended December 31, 2014 was $0.7 million. The other revenue is related to the government contract received from the Russian government in connection with the clinical development of the INT-131drug candidate.

Research and Development Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Research and development	$78,224	$31,279	$46,945

Research and development expenses for the year ended December 31, 2014 was $78.2 million compared to $31.3 million for the same period in 2013, an increase of $46.9 million. The increase in research and development expenses was primarily due to the following:

•

an increase of $25.6 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical trial, which is net of an increase of $5.8 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•	an increase of $6.0 million to complete CHS-1420 to a Phase 1 study and to advance to Phase 3 clinical trial;
•	an increase of $3.5 million to advance CHS-1701 to a 351 (k) approval pathway;
•	an increase of $1.7 million to advance INT-131 to a Phase 2 clinical trial;
•

an increase of $9.9 million in personnel and consulting related expenses due to an increase in stock-based compensation expense related to common stock warrants and options granted in 2014, and an increase of 21 employees; and

•	an increase of $1.6 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

These increases were partly offset by a decrease of $1.4 million in costs for other pipeline biosimilars.

General and Administrative Expenses

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
General and administrative	$17,564	$7,465	$10,099

General and administrative expenses for the year ended December 31, 2014 was $17.6 million compared to $7.5 million for the same period in 2013, an increase of $10.1 million. The increase was primarily due to a $7.2 million increase in personnel and consulting related expenses associated with an increase in stock-based compensation related to the common stock warrants and options granted in 2014, and an increase of nine employees. Additionally, the increase was due to increased costs of $2.3 million in legal, accounting and recruiting services, and increased costs of $0.7 million in insurance and facilities to support our growing infrastructure and our operations as a public company.

Interest Expense

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Interest expense	$3,900	$5,293	$(1,393)

Interest expense for the year ended December 31, 2014 was $3.9 million compared to $5.3 million for the same period in 2013, a decrease of $1.4 million. The decrease of $0.9 million was due to the recognition of approximately four months in 2014 compared to approximately five months in 2013 of non-cash amortization of the debt discount and interest expense related to our convertible notes entered into during the third quarter of 2013 which converted into shares of our series C convertible preferred stock in May 2014. The additional $0.5 million decrease was due to the extended payment arrangement with one of our vendors in 2013.

Other Expense, Net

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Other expense, net	$18,595	$12,349	$6,246

Other expense, net for the year ended December 31, 2014 was $18.6 million compared to $12.3 million for the same period in 2013, an increase of $6.2 million. The increase is primarily due to a change in the fair value of our convertible preferred stock warrant liability of $3.3 million when compared to 2013 and the change in fair value of our contingent consideration of $5.2 million related to and as a result of the acquisition of InteKrin in February 2014. The increase was partly offset by the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014 and foreign currency gain of $0.7 million primarily due to the increase in the exchange rate of the U.S. Dollar against the Russian Ruble on U.S. Dollar denominated cash accounts held by InteKrin Russia whose functional currency is the Ruble.

Comparison of Years Ended December 31, 2013 and 2012

Collaboration and License Revenue

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Revenue:
Collaboration and license revenue - related party (1)	$2,025	$1,899	$126
Collaboration and license revenue	726	—	726
Total revenue	$2,751	$1,899	$852

(1)	Represents revenue from Daiichi Sankyo, a holder of more than 10% of our common stock for the periods presented.

The collaboration and license revenue for the year ended December 31, 2013 was $2.8 million, compared to $2.0 million for the same period in 2012, an increase of $0.9 million.  The increase in collaboration and license revenue was primarily due to the $0.7 million of revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxter, which we entered into in August 2013.

Research and Development Expenses

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Research and development	$31,279	$34,886	$(3,607)

Research and development expenses for the year ended December 31, 2013 was $31.3 million compared to $34.9 million for the same period in 2012, a decrease of $3.6 million.  The decrease in research and development expenses was primarily due to the following:

•

a net decrease of $1.6 million for our CHS-1701 product candidate, primarily due to the decrease of $3.0 million in manufacturing, process development, pre-clinical studies and consulting costs due to costs incurred in 2012 in preparation for Phase 1 study. These decreases were partly offset by an increase of $1.5 million in Phase 1 study which took place in late 2012 and carried over to 2013;

•

a net decrease of $4.9 million for our CHS-0214 product candidate, primarily due to the decrease of $7.1 million in manufacturing, process development, pre-clinical studies and consulting costs due to costs incurred in 2012 in preparation for Phase 1 study which included the increase of $1.2 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense. These decreases were partly offset by an increase of $2.0 million in Phase 1 study which took place in 2013; and

•

a decrease of $5.2 million in manufacturing, process development, pre-clinical studies and consulting costs for two of our pre-clinical candidates that were not further advanced due to partnering and market considerations in late 2012 and early 2013.

These decreases were partly offset by:

•	an increase of $4.8 million for our CHS-1420 product candidate, primarily due to manufacturing and pre-clinical study costs to advance to Phase 1 study;
•	an increase of $0.5 million in facility and other costs to support our increasing infrastructure; and
•

an increase of $2.5 million in personnel related expenses, including salaries and other employee related costs, resulting from additional headcount. The research and development headcount at the beginning of 2012 was two, increased to 19 at the end of 2012 and further increased to 22 at the end of the 2013.

General and Administrative Expenses

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
General and administrative	$7,465	$5,531	$1,934

General and administrative expenses for the year ended December 31, 2013 was $7.5 million compared to $5.5 million for the same period in 2012, an increase of $1.9 million.  The increase in general and administrative expenses was primarily due to an increase in personnel and consulting related expenses resulting from additional headcount. The general and administrative headcount at the beginning of 2012 was three, increased to 11 at the end of 2012 and further increased to 14 by the end of 2013.

Interest Expense

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Interest expense	$5,293	$1,514	$3,779

Interest expenses for the year ended December 31, 2013 was $5.3 million compared to $1.5 million for the same period in 2012, an increase of $3.8 million. The interest expense of $5.3 million in 2013 is composed of $4.4 million of debt discount amortization, $0.3 million of interest on the outstanding debt, and $0.5 million related to an extended payment arrangement with one of our vendors. The interest expense of $1.5 million in 2012 is related to the accrued interest and amortization of debt discount, of which $1.0 million related to the beneficial conversion feature, $0.4 million related to debt discount amortization and $0.1 million related to interest on the outstanding debt.

Other Income (Expense), Net

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Other income (expense), net	$(12,349)	$7,014	$(19,363)

Other income (expense), net for the year ended December 31, 2013 was $12.3 million of expense, net compared to $7.0 million of income, net for the same period in 2012. Other expense in 2013 is primarily due to the issuance of additional preferred stock warrants in 2013 resulting in an expense of $3.6 million and an increase in the fair value of our convertible preferred stock warrants of $8.9 million. Other income in 2012 is primarily due to the gain on extinguishment of our 2011 convertible notes in 2012 of $6.4 million and the change in fair value of our convertible preferred stock warrant liability of $0.6 million.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. Prior to our IPO, we funded our operations primarily through the issuance of debt, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In May 2014, we completed our Series C convertible preferred stock financing, which resulted in aggregate net cash proceeds of $54.7 million. In addition, our outstanding convertible notes and accrued interest of $10.6 million were contemporaneously converted into shares of our Series C convertible preferred stock.

In November 2014, we completed our IPO and raised net proceeds of $80.2 million, after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2014, we had an accumulated deficit of $186.7 million and cash and cash equivalents of $150.4 million. We believe that our current available cash and cash equivalents together with the cash received from the IPO will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. However, if anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. We will need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(23,927)	$15,423	$(18,251)
Net cash used in investing activities	(525)	(373)	(1,823)
Net cash provided by financing activities	135,956	9,956	26,938
Effect of exchange rate changes in cash and cash equivalents	(666)	—	—
Net increase in cash and cash equivalents	$110,838	$25,006	$6,864

Net cash provided by (used in) operating activities

Cash used in operating activities was $23.9 million for the year ended December 31, 2014 reflecting a net loss of $87.2 million, which was partially offset by non-cash charges of $15.9 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivative liabilities, $5.2  million for remeasurement of our contingent consideration obligations, $3.9 million of non-cash interest expense and amortization of debt discount, $11.1 million for stock-based compensation and $0.7 million for depreciation and amortization, partially offset by the gain on the extinguishment of our convertible notes issued in 2013 of $2.0 million. Cash used in operating activities reflected an increase in net operating assets of $28.4 million primarily due to an increase in deferred revenue of $19.8 million and an increase in contingent liability to collaborator of $20.2 million both related to the additional payments received from Baxter under our license agreement. In addition, accounts payable and accounts payable-related parties increased by $5.3 million, and accrued liabilities increased by $3.9 million as a result of the increase in clinical activities and timing of vendor payments. The increase was partially offset by an increase in prepaid assets of $14.7 million as a result of the increase in clinical activities and expenses associated with becoming a public company, an increase in receivable from collaboration and license agreement of $2.1 million with Daiichi Sankyo, an increase in notes receivable of $1.8 million, and an increase in other assets of $2.1 million.

Cash provided by operating activities was $15.4 million for the year ended December 31, 2013 reflecting a net loss of $53.6 million, which was partially offset by non-cash charges of $7.6 million in preferred stock issued in exchange for services received, $7.8 million for the fair value of warrants and embedded derivatives issued in excess of debt proceeds, $5.3 million of non-cash interest expense, $2.0 million for stock-based compensation, $0.4 million for depreciation and amortization and a non-cash gain of $4.6 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivatives. Cash provided by operating activities also reflected an increase in net operating assets of $41.4 million primarily due to an increase in deferred revenue of $34.7 million, an increase in contingent liability to collaborator of $7.5 million both related to the payments received from Baxter and an increase in accrued liabilities of $2.8 million related to an increase in the accrual for clinical development activities. These increases were partially offset by an increase in prepaid and other current assets of $3.2 million related to an increase in prepaid clinical, material and manufacturing costs.

Cash used in operating activities was $18.3 million for the year ended December 31, 2012 reflecting a net loss of $33.0 million, which was partially offset by non-cash charges of $8.0 million in preferred stock issued in exchange for services received, $1.5 million of non-cash interest expense, $0.4 million for stock-based compensation and $0.2 million for depreciation and amortization, partially offset by the gain on the extinguishment of our 2011 convertible notes of $6.4 million and a non-cash gain of

$0.6 million for the remeasurement of our convertible preferred stock warrant liability. Cash used in operating activities also reflected an increase in net operating assets of $11.6 million primarily due to an increase in deferred revenue of $8.1 million related to payments received from Daiichi Sankyo, an increase in accounts payable and accounts payable-related parties of $3.4 million as a result of the timing in vendor payments and $2.2 million in accrued and other liabilities related to increase in the accrual for clinical materials and manufacturing. These changes were partially offset by the increase in prepaid and other current assets of $2.0 million related to an increase in prepaid in clinical, materials and manufacturing costs.

Net cash used in investing activities

Cash used in investing activities of $525,000 for the year ended December 31, 2014 was due primarily to the purchases of capital equipment and leasehold improvements of $2.8 million, partially offset by the net cash acquired from the acquisition of InteKrin in February 2014 of $2.3 million.

Cash used in investing activities of $0.4 million and $1.8 million for the years ended December 31, 2013 and 2012 was related to capital equipment purchases.

Net cash provided by financing activities

Cash provided by financing activities of $136.0 million for the year ended December 31, 2014 was primarily related to the net proceeds from the issuance of our Series C convertible preferred stock of $54.7 million and the completion of our IPO in November 2014 resulting in net proceeds of $80.2 million.

Cash provided by financing activities of $10.0 million for the year ended December 31, 2013 was primarily related to proceeds from the issuance of convertible notes.

Cash provided by financing activities of $26.9 million for the year ended December 31, 2012 was related to net proceeds from issuance of our Series B convertible preferred stock.

Funding Requirements

We believe that our existing capital resources, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxter, will be sufficient to meet our projected operating requirements for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•

the costs of acquiring originator comparator materials and manufacturing pre-clinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;

•	the receipt of any collaboration payments;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

Our future contractual obligations as of December 31, 2014 were as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
	(in thousands)
Purchase commitments	$4,829	$4,829	$—	$—	$—
Operating lease obligations	2,603	1,082	1,521	—	—
Contingent payments to InteKrin stockholders	6,495	5,710	785	—	—
Total contractual obligations	$13,927	$11,621	$2,306	$—	$—

We enter into contracts in the normal course of business with contract research organizations, or CROs, for preclinical studies and clinical trials and contract manufacturing organizations, or CMOs, for the manufacture of clinical trial materials. As of December 31, 2014, we had commitments of $4.8 million with CMOs for the manufacture of clinical trial material due within a year. We also have an agreement with a CRO vendor which provides for a minimum fee commitment of $35.0 million for clinical trial services. As of December 31, 2014, $20.7 million of the services related to these agreements have been performed or paid for. These agreements provide for notice of termination by either party and are therefore cancelable contracts.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers , or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2014, we had cash and cash equivalents of $150.4 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rates fluctuation against the Russian Ruble. As of December 31, 2014, we had $0.5 million of cash that is located in Russia and denominated in Rubles (26.6 million Rubles as of December 31, 2014).

Item 8.	Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coherus BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations, comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2015

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$150,392	$39,554
Restricted cash	60	50
Receivables from collaboration and license agreement	2,417	278
Notes receivable	1,815	—
Notes receivable from related parties	—	107
Prepaid assets	20,485	5,688
Other assets	2,276	—
Other assets - related party	1,691	—
Total current assets	179,136	45,677
Property and equipment, net	4,472	1,743
Intangible assets	2,620	—
Goodwill	943	—
Other assets, non-current	50	27
Total assets	$187,221	$47,447
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,778	$3,302
Accounts payable - related parties	2,020	383
Accrued liabilities	11,231	7,258
Advance payments under license agreement	1,192	—
Deferred revenue	22,800	14,283
Convertible notes	—	1,111
Convertible notes - related parties	—	3,092
Contingent consideration	5,710	—
Convertible preferred stock warrant liability	—	24,251
Other liabilities	52	21
Total current liabilities	51,783	53,701
Deferred revenue, non-current	39,899	28,567
Contingent liability to collaborator	27,650	7,500
Contingent consideration, non-current	785	—
Other liabilities, non-current	347	61
Total liabilities	120,464	89,829
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value; Shares authorized: no shares and 1,800,000 at December 31, 2014 and 2013, respectively; Shares issued and outstanding: no shares and 972,330 at December 31, 2014 and 2013, respectively	—	1,191
Series B convertible preferred stock, $0.0001 par value; Shares authorized: no shares and 26,290,997 at December 31, 2014 and 2013, respectively; Shares issued and outstanding: no shares and 8,181,576 at December 31, 2014 and 2013, respectively	—	53,504
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000 at December 31, 2014; Shares issued and outstanding: no shares at December 31, 2014 and 2013.	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000 at December 31, 2014; Shares issued and outstanding: 33,257,978 and 4,837,715 at December 31, 2014 and 2013, respectively	3	1
Additional paid-in capital	254,048	2,514
Accumulated other comprehensive loss	(525)	—
Accumulated deficit	(186,725)	(99,592)
Total Coherus stockholders' equity (deficit)	66,801	(97,077)
Non-controlling interest	(44)	—
Total stockholders' equity (deficit)	66,757	(97,077)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$187,221	$47,447

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Collaboration and license revenue - related party	$1,893	$2,025	$1,899
Collaboration and license revenue	28,481	726	—
Other revenue	732	—	—
Total revenue	31,106	2,751	1,899
Operating expenses:
Research and development (includes related party of $21,723, $9,471 and $16,777 for the years ended December 31, 2014, 2013 and 2012, respectively)	78,224	31,279	34,886
General and administrative (includes related party of $597, $18 and $61 for the years ended December 31, 2014, 2013 and 2012, respectively)	17,564	7,465	5,531
Total operating expenses	95,788	38,744	40,417
Loss from operations	(64,682)	(35,993)	(38,518)
Interest expense (includes related party of $2,687, $4,026 and $1,059 for the years ended December 31, 2014, 2013 and 2012, respectively)	(3,900)	(5,293)	(1,514)
Other income (expense), net	(18,595)	(12,349)	7,014
Net loss	(87,177)	(53,635)	(33,018)
Net loss attributable to non-controlling interest	44	—	—
Net loss attributable to Coherus	$(87,133)	$(53,635)	$(33,018)
Net loss per share attributable to Coherus, basic and diluted	$(10.64)	$(16.10)	$(15.85)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	8,186,529	3,332,020	2,082,622

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(87,177)	$(53,635)	$(33,018)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(525)	—	—
Comprehensive loss	(87,702)	(53,635)	(33,018)
Comprehensive loss attributable to non-controlling interest	44	—	—
Comprehensive loss attributable to Coherus	$(87,658)	$(53,635)	$(33,018)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2011	972,330	$1,191	—	$—	—	$—	5,098,977	$1	$5,658	$—	$(7,966)	$(2,307)	$—	$(2,307)
Beneficial conversion feature related to convertible notes issued in 201	—	—	—	—	—	—	—	—	(5,658)	—	(4,973)	$(10,631)	—	$(10,631)
Issuance of Series B convertible preferred stock at $6.9749 per share net of issuance costs of $3,562	—	—	4,372,824	26,938	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock at $6.9749 per share upon conversion of convertible promissory notes	—	—	1,524,134	10,631	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock at $6.9749 per share in exchange for services	—	—	2,227,271	15,535	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock upon exercise of warrants, including the reclassification of the associated convertible preferred stock warrant liability	—	—	57,347	400	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	—	—	—	—	22,307	—	—	—	—	—	—	—
Repurchase of unvested founders shares	—	—	—	—	—	—	(286,817)	—	—	—	—	—	—	—
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	10	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	443	—	—	443	—	443
Net loss	—	—	—	—	—	—	—	—	—	—	(33,018)	(33,018)	—	(33,018)
Balances at December 31, 2012	972,330	1,191	8,181,576	53,504	—	—	4,834,467	1	453	—	(45,957)	(45,503)	—	(45,503)
Issuance of common stock upon exercise of options for cash	—	—	—	—	—	—	3,248	—	6	—	—	6	—	6

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	10	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,045	—	—	2,045	—	2,045
Net loss	—	—	—	—	—	—	—	—	—	—	(53,635)	(53,635)	—	(53,635)
Balances at December 31, 2013	972,330	1,191	8,181,576	53,504	—	—	4,837,715	1	2,514	—	(99,592)	(97,077)	—	(97,077)
Beneficial conversion feature related to convertible notes issued in 2013	—	—	—	—	—	—	—	—	(3,939)	—	—	(3,939)	—	(3,939)
Issuance of Series B convertible preferred stock for InteKrin acquisition	—	—	960,486	3,667	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in exchange for services			8,185	57	—	—				—			—	—
Issuance of Series C convertible preferred stock at $6.00 per share net of issuance costs of $240	—	—	—	—	5,488,892	54,660	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share upon conversion of convertible notes issued in 2013	—	—	—	—	1,058,089	10,583	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share in exchange for services	—	—	—	—	9,997	100	—	—	—	—	—	—	—	—
Issuance of Series A and B convertible preferred stock upon exercise of warrants and reclassification of convertible preferred stock warrant liability	62,251	1,004	4,574,713	39,277			—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering net of offering costs of $11,641	—	—	—	—	—	—	6,803,702	—	80,209	—	—	80,209	—	80,209
Conversion of convertible preferred stock to common stock in connection with initial public offering	(1,034,581)	(2,195)	(13,724,960)	(96,505)	(6,556,978)	(65,343)	21,316,519	2	164,041	—	—	164,043	—	164,043
Conversion of common stock warrants to common stock in connection with initial public offering	—	—	—	—	—	—	491,580	—	—	—	—	—	—	—

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Issuance of common stock options in exchange for services	—	—	—	—	—	—	—	—	48	—	—	48	—	48
Issuance of common stock upon exercise of options for cash	—	—	—	—	—	—	48,414	—	55	—	—	55	—	55
Repurchase of common stock							(239,952)	—	(2)			(2)		(2)
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	5	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,117	—	—	11,117	—	11,117
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(525)	—	(525)	—	(525)
Distributions to non- controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	—	—	—	—	—	(87,133)	(87,133)	—	(87,133)
Balances at December 31, 2014	—	$—	—	$—	—	$—	33,257,978	$3	$254,048	$(525)	$(186,725)	$66,801	$(44)	$66,757

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(87,177)	$(53,635)	$(33,018)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	674	404	221
Remeasurement of contingent consideration	5,185	—	—
Remeasurement of convertible preferred stock warrant and embedded derivative liabilities	15,899	4,557	(639)
Fair value of warrants in excess of debt proceeds recognized at issuance	—	3,669	—
Fair value of embedded derivative in excess of debt proceeds recognized at issuance	—	4,096	—
Preferred stock issued in exchange for services	147	7,579	7,956
Non-cash interest expense and amortization of debt discount	3,897	5,293	1,514
Gain on extinguishment of 2013 and 2011 Notes	(2,048)	—	(6,369)
Stock-based compensation expense	11,062	2,045	443
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	(2,139)	(120)	(158)
Notes receivable	(1,815)	—	—
Notes receivable from related parties	107	16	(5)
Prepaid assets	(14,692)	(3,284)	(1,999)
Other assets	(2,046)	60	(50)
Other assets - related party	(1,691)	—	—
Other assets - non-current	(25)	(21)	207
Accounts payable	3,629	924	1,685
Accounts payable - related parties	1,637	(1,310)	1,693
Accrued liabilities	3,949	2,847	2,162
Other liabilities	31	(2)	14
Deferred revenue	19,848	34,749	8,101
Advance payments under license agreements with related party	1,192	—	—
Contingent liability to collaborator	20,150	7,500	—
Other liabilities, non-current	299	56	(9)
Net cash (used in) provided by operating activities	(23,927)	15,423	(18,251)
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics, Inc.	2,334	—	—
Purchases of property and equipment	(2,849)	(373)	(1,783)
Increase in restricted cash	(10)	—	(40)
Net cash used in investing activities	(525)	(373)	(1,823)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	54,660	—	26,938
Proceeds from issuance of convertible notes	—	2,900	—
Proceeds from issuance of convertible notes - related parties	—	7,050	—
Proceeds from issuance of convertible preferred stock upon exercise of warrants	131	—	—
Proceeds from initial public offering, net of underwriters discounts and commissions	85,419	—	—
Payments of initial public offering costs	(4,307)	—	—
Proceeds from issuances of common stock upon exercise of stock options	55	6	—
Repurchase of restricted common stock	(2)	—	—
Net cash provided by financing activities	135,956	9,956	26,938
Effect of exchange rate changes in cash and cash equivalents	(666)	—	—
Net increase in cash and cash equivalents	110,838	25,006	6,864
Cash and cash equivalents at beginning of period	39,554	14,548	7,684
Cash and cash equivalents at end of period	$150,392	$39,554	$14,548
Supplemental disclosures of noncash investing and financing activities
Issuance of Series B Preferred stock for acquisition	$3,667	—	—
Contingent consideration accrued in connection with acquisition	1,310	—	—
Conversion of 2013 Notes and accrued interest into Series C convertible preferred stock	10,583	—	—
Reclassification of fair value of convertible preferred stock warrants to preferred stock upon exercise	40,150	—	400
Vesting of restricted common stock	5	10	10
Purchase of equipment in accounts payable	726	169	—
Initial public offering costs in accounts payable	855	—	—
Accrued expenses settled in common stock warrants	55	—	—
Accrued expenses settled in preferred stock	10	—	—
Issuance of convertible preferred stock in consideration for services	—	—	15,535
Conversion of 2011 Notes and accrued interest into Series B convertible preferred stock	—	—	10,631
Reacquisition of beneficial conversion feature as a result of the conversion of 2011 Notes	—	—	10,631

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

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

Initial Public Offering

On November 6, 2014, the Company’s registration statement on Form S-1 (File No. 333-198936) relating to its initial public offering (“IPO”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares began trading on The NASDAQ Global Market on November 6, 2014. The price of the shares sold in the IPO was $13.50 per share. The IPO closed on November 12, 2014, pursuant to which the Company sold 6,803,702 shares of common stock, including the sale of 507,402 shares of common stock to the underwriters upon their partial exercise of their over-allotment option. The Company received total gross proceeds from the offering of $91.8 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of $5.2 million, the net proceeds were $80.2 million. In connection with the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 21,316,519 shares of common stock, including 185,302 outstanding convertible preferred stock warrants were exercised, for cash or on a net basis. Also, all outstanding warrants for common stock were exercised, on a net basis, into 491,580 shares of common stock in connection with the IPO.

Upon the effectiveness of the Amended and Restated Certificate of Incorporation of the Company on November 12, 2014, the number of shares of capital stock the Company is authorized to issue was increased to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share.

Need to Raise Additional Capital

As of December 31, 2014, the Company had an accumulated deficit of $186.7 million and cash and cash equivalents of $150.4 million. The Company believes that its current available cash and cash equivalents together with the cash received from the IPO, will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next twelve months. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2014: Coherus Intermediate Corp, InteKrin Therapeutics, Inc. (“InteKrin”), and its 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Reverse Stock Split

In October 2014, the Company’s board of directors and its stockholders approved the filing of an amended and restated certificate of incorporation to effect a reverse split of the then outstanding shares of the Company’s preferred stock and common stock on a 1-for-1.667 basis (the “Reverse Stock Split”). All information in these financial statements related to the number of shares, price per share and per share amounts of stock, and shares issuable under stock options and warrants have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The Reverse Stock Split was effectuated on November 5, 2014. The Company filed an amended and restated certificate of incorporation in Delaware on November 5, 2014 that automatically effectuated the Reverse Stock Split without any further action required.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuations of the convertible preferred stock warrant liability and embedded derivative instruments, valuation of deferred tax assets, convertible preferred stock, clinical trial accruals, revenue recognition period, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

For the years ended December 31, 2014, 2013 and 2012, the foreign exchange gains and losses recorded in other income (expense), net in the consolidated statements of operations was a $671,000 gain, a $34,000 loss and $0, respectively.

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

The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2014	2013	2012
United States	$28,481	$726	—
Rest of world	2,625	2,025	1,899
Total revenue	$31,106	$2,751	$1,899

Deferred Offering Costs

Deferred offering costs, which primarily consisted of direct incremental legal and accounting fees relating to the IPO, were capitalized in other assets until the completion of the IPO. These deferred offering costs were reclassified to additional paid-in capital upon the closing of the IPO in November 2014. There were no deferred offering costs capitalized as of December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investment with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Restricted Cash

Restricted cash consists of cash held in a money market account with a bank, and which is collateral against the Company’s corporate credit cards.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank accounts which at times exceed federally insured limits. The Company attempts to minimize the risks related to cash and cash equivalents by investing in money markets with a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company also maintains restricted cash in money market funds that invest primarily in U.S. Treasury securities. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash and money market funds.

Customer Concentration

Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2014	2013	2012
Daiichi Sankyo - related party	*	74%	100%
Baxter	92%	26%	—

*	less than 10%

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation and amortization is recognized using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long Lived Assets and Acquired Intangible Asset

The Company reviews long-lived assets, including property and equipment, and indefinite-lived intangible, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  As of December 31, 2014, there have been no such impairments.

Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility.  The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2014, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

that estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2014.

Convertible Preferred Stock

The Company recorded all shares of convertible preferred stock at their respective fair values on the dates of issuance. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of convertible preferred stock have converted their shares of convertible preferred stock into shares of common stock. Therefore, convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. The Company elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. In November 2014, as a result of the Company’s IPO, all shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis.

Convertible Preferred Stock Warrant Liability

The Company classified warrants exercisable for shares of the Company’s Series A and Series B convertible preferred stock as derivative liabilities and adjusted their carrying value to fair value at the end of each reporting period as long as such warrants were outstanding. At the end of each reporting period, changes in the fair value of the convertible preferred stock warrant liability during the period were recorded as a component of other income (expense), net, in the consolidated statements of operations.

Derivative Liability

The Company has a derivative liability related to the contingent consideration associated with the acquisition of InteKrin. There are two contingent payments payable upon the achievement of certain events: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, (“Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and the third party (“Compound Transaction Payment”). The derivative related to the contingent consideration is accounted for as a liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other income (expense), net in the consolidated statements of operations. The Company determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payments. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout, and counterparty risk associated with the payment of the contingent consideration.

Embedded Derivative Liability

The Company recorded derivative instruments related to redemption features embedded within the convertible notes when such notes were outstanding. The embedded derivatives were accounted for as a liability and were remeasured to fair value as of each balance sheet date when such notes were outstanding, with the related remeasurement adjustment being recognized as a component of other income (expense), net in the consolidated statements of operations.

Accrued Research and Development Expenses

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

research organizations and clinical sites. The Company determines the actual costs through monitoring patient enrollment and discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

The Company determines how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The selling price used for each unit of accounting is based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific nor third-party evidence is available. Management may be required to exercise considerable judgment in determining whether a deliverable is a separate unit of accounting and in estimating the selling prices of identified units of accounting under its agreements.

Upfront payments received in connection with licenses of the Company’s technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value. Such payments are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. The Company regularly reviews the estimated period of performance based on the progress made under each arrangement. Amounts received as funding of research and development activities are recognized as revenue if the collaboration arrangement involves the sale of the Company’s research or development services. However, such funding is recognized as a reduction in research and development expense when the Company engages in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

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

Other contingent payments in which a portion of the payment is refundable or adjusts based on future performance or non-performance (e.g., through a penalty or claw-back provision) are not considered to relate solely to the Company’s past performance, and therefore, not considered substantive. Non-substantive contingent payments are classified as deferred revenue if they are

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

ultimately expected to result in revenue recognition. The Company recognizes non-substantive contingent payments over the remaining estimated period of performance once the specific objective is achieved. Any portion of the non-substantive contingent payments which may be required to be refunded to the collaborator are not included in deferred revenue and instead are reflected as contingent liability to collaborator on the consolidated balance sheets.

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

Research and Development Expenses

Research and development costs are charged to expenses as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates and clinical supplies, laboratory supplies costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with preclinical and clinical support activities. In certain cases, amounts received as reimbursement of research and development activities from the Company’s collaborators are recognized as a reduction in research and development expense when the Company engages in a research and development project jointly with another party, with both parties incurring costs while actively participating in project activities and both parties sharing costs and potential benefits of the arrangement. Costs incurred under the arrangements where the Company provides research services approximate the amount of revenues recorded. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

Stock-Based Compensation

The Company measures the cost of equity-based service awards based on the grant-date fair value of the award, and recognizes the cost of such awards straight-line over the vesting period. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The Company accounts for equity instruments issued to nonemployees using the fair value approach. These equity instruments consist of stock options and restricted common stock, which are valued using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized as the equity instruments are earned. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

The Company utilizes the Black-Scholes option-pricing model for estimating fair value of its stock options and restricted stock granted. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, the expected life of the award, and estimated forfeitures.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheets at December 31, 2014 and 2013.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net loss. The Company’s other comprehensive loss included foreign currency translation adjustments for the year ended December 31, 2014.

Net Loss per Share Attributable to Coherus

Basic net loss per share attributable to Coherus is calculated by dividing the net loss attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive. Shares of founders’ common stock subject to repurchase are excluded from the calculation of weighted average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,952	$147,952	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$148,012	$148,012	$—	$—
Liabilities:
Contingent consideration	$6,495	$—	$—	$6,495

	Fair Value Measurements
	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash (money market funds)	$50	$50	$—	$—
Liabilities:
Convertible preferred stock warrant liability	$24,251	$—	$—	$24,251

There were no transfers between Level 1 and Level 3 during the periods presented.

The Company issued convertible notes in 2011 and 2013 (see Note 7). In connection with the convertible notes, the Company agreed to issue warrants to purchase shares of its preferred stock, the 2011 Warrants B and 2013 Warrants. The convertible notes also contained redemption features which were determined to be embedded derivatives requiring fair value accounting. The aggregate principal under the convertible notes issued in 2013 of $10.0 million was less than the initial fair value of the warrants and embedded derivatives of $13.6 million and $4.1 million, respectively, therefore, the entire loan principal balance of $10.0 million was offset by only a portion of the debt discount, as the debt could not be reduced to a carrying value amount which was less than zero. The difference of $3.6 million and $4.1 million associated with the convertible preferred stock warrant liability and embedded derivatives, respectively, was immediately charged to other income (expense), net, in the consolidated statements of operations (see Note 7 and Note 8 for further detail regarding the determination and valuation of the embedded derivatives and convertible preferred stock warrant liability, respectively).

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The fair values of the convertible preferred stock warrant liability and embedded derivatives were based on the following assumptions at the respective issuance dates and as of December 31, 2013.  These instruments were not outstanding as of December 31, 2014:

	July 2013 Issuance	August and September 2013 Issuance	December 31, 2013
Discount rate	30%	30%	30%
Weighted-average scenario probabilities:
New equity financing	25%	65%	63%
New equity financing at lower valuation then previous financing	5%	5%	7%
Initial public offering	5%	5%	10%
Change of control	25%	5%	—
Maturity	40%	20%	20%

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

The PWERM considers specific future equity values based on knowledge of a potential transaction or IPO. The range of future equity values is probability-weighted and discounted at a risk-adjusted rate. Some of the valuations applied a combination of the two allocation methods to capture the fair value of the warrants. During 2014, the warrants were valued using the PWERM exclusively based on the expectation for an IPO in November 2014. The size of the IPO and the implied pre-money total equity values were used to support the warrants value. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the fair value measurement. The change in the fair value of the convertible preferred stock warrant liability is recognized in other expense, net within the consolidated statement of operations.

During 2014, all warrants to purchase convertible preferred stock were exercised, for cash or on a net basis, and the fair value of the warrants on the day of exercise was recorded to the respective series of convertible preferred stock reducing the preferred stock warrant liability to zero by December 31, 2014.

The following table sets forth a summary of the changes in the estimated fair value of the convertible preferred stock warrants (in thousands):

	December 31,
	2014	2013
Balance, beginning of year	$24,251	$1,738
Warrants issued in connection with notes payable	—	9,950
Initial fair value of the warrants issued in excess of debt proceeds recognized in other income (expense), net	—	3,669
Warrants exercised	(40,150)	—
Change in fair value of convertible preferred stock warrant liability	15,899	8,894
Balance, end of year	$—	$24,251

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Contingent Consideration

As part of the InteKrin acquisition, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon the achievement of certain events specified in the agreements (see Note 6). This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Company valued the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability of reaching each contingent consideration threshold was estimated by Company’s management. As of December 31, 2014, the Earn-Out Payment was expected to occur in January 2015 with a 98% probability of occurrence. As part of the analysis, a 25% risk-adjusted discount rate was used to measure a present value. A separate credit spread was not applied to the Earn-Out Payment fair value since the consideration is to be made in common stock shares. The size of the contingent consideration is a fixed number of common stock shares, but the value fluctuates with the value of a common stock share. The Compound Transaction applied the same 25% risk-adjusted discount rate and also captured an additional 6% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. The size of the consideration is tiered based on the size of a license or similar agreement with a third party and the timing of such agreement. The change in the fair value of the contingent consideration liability is recognized in other expense, net within the consolidated statement of operations.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of February 12, 2014 (acquisition date)	$1,310
Change in fair value of the contingent consideration liability	5,185
Balance as of December 31, 2014	$6,495

Embedded Derivatives in Convertible Notes

The convertible notes issued in 2011 and 2013 had redemption features which were determined to be embedded derivatives requiring bifurcation and separate accounting. The fair value of the derivatives was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instruments are based largely on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The only derivative that had any significant value was the derivative liability corresponding to the redemption feature in the 2013 Notes associated with the option to receive a cash payment equal to 400% of outstanding principal plus accrued interest upon a change of control prior to a qualified licensing transaction (“QLT”).

The Company periodically remeasured the derivative instrument to fair value as of each balance sheet date. In December 2013, following the receipt of the upfront license payment from Baxter license agreement (see Note 5), the Company achieved the QLT. As a result, upon a change of control, the redemption feature related to the holders’ option to receive a cash payment in lieu of conversion into Series B convertible preferred stock was reduced from 400% to 100% of the outstanding principal, plus accrued interest. As such, the fair value of the derivative liability was reduced to zero at the time of the achievement of the QLT in December 2013.

The following table sets forth a summary of the changes in the estimated fair value of the derivative instrument (in thousands):

December 31,
2013
Balance, beginning of year	$—
Initial fair value of the embedded derivative issued in excess of debt proceeds recognized in other income (expense), net	4,096
Change in fair value of embedded derivative	(4,096)
Balance, end of year	$—

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Prepaid clinical, material, manufacturing and other - related parties	$5,990	$3,177
Prepaid clinical, material and manufacturing	12,149	1,758
Prepaid other	2,346	753
Prepaid assets	$20,485	$5,688

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Machinery and equipment	$4,317	$2,051
Computer equipment and software	286	79
Furniture and fixtures	288	147
Leasehold improvements	399	91
Construction in progress	474	—
Total property and equipment	5,764	2,368
Accumulated depreciation and amortization	(1,292)	(625)
Property and equipment, net	$4,472	$1,743

Depreciation expense was $674,000, $404,000 and $221,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2013, as part of a clinical manufacturing service agreement, the Company granted a first priority security interest to the Company’s property and equipment located in Camarillo, California to Cook Pharmica LLC (“Cook”), a CMO. In addition, during July 2013 and September 2013, the Company entered into the Bridge Loans (see Note 7), which were collateralized by a security interest in all of the Company’s assets, tangible and intangible, subject to the prior security interest held by Cook on the Company’s property and equipment located in Camarillo, California. Upon the issuance of Series C convertible preferred stock in May 2014, all security interests to the Company’s assets, tangible and intangible were released.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Accrued clinical, manufacturing and other - related parties	$2,997	$2,792
Accrued compensation	3,435	1,549
Accrued professional and consulting fees	252	995
Accrued other	4,547	1,922
Accrued liabilities	$11,231	$7,258

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Daiichi Sankyo - related party	$1,893	$2,025	$1,899
Baxter	28,481	726	—
Total collaboration and license revenue	$30,374	$2,751	$1,899

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea with an option to develop in China. Under the terms of the agreement, the Company will be responsible for the manufacturing and supply of the products during the development activities and Daiichi Sankyo will conduct the development, regulatory approval filings, and commercialization activities of the biosimilar form of etanercept and rituximab products in Japan. Once the biosimilar forms of etanercept and rituximab are commercialized, the Company is entitled to royalties based on net sales by Daiichi Sankyo on a product-by-product basis in the licensed territories ranging from the low double digits to high teens, on a product-by-product basis. If the Company is manufacturing product, the Company is eligible to receive an incremental royalty reflecting the manufacturing costs for each licensed product which, when combined with the base royalty, will result in royalties equal to a percentage of net sales of licensed products ranging from the low to high-twenties, on a product-by-product basis.

Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million and purchased 2,867,426 shares of Series B convertible preferred stock at a price of $6.9749 per share, or $18.1 million in net cash proceeds. The Company concluded that there was no premium or discount associated with the purchase of the Series B convertible preferred stock since Daiichi Sankyo paid the same price paid by other investors at the close of the Series B convertible preferred stock offering. As such the Company recorded the $18.1 million as a convertible preferred stock transaction separate from the license agreement. The agreement has an initial term of ten years and contains provisions allowing Daiichi Sankyo to renew the agreement for an additional three years with respect to particular countries. Daiichi Sankyo also has the right to terminate the agreement, in its entirety or on a country-by country basis, at any time if the development and/or commercialization is deemed to not be commercially viable, there are material safety, efficacy or patient tolerability issues that cannot be remedied or overcome, or during the opt-out window after the achievement of specified objectives in the agreement. In May 2012, Daiichi Sankyo opted out of the development and commercialization of etanercept in Taiwan and South Korea, and in August 2012, Daiichi Sankyo chose not to exercise their option with respect to the development and commercialization of etanercept and rituximab in China.

The Company identified the following deliverables under the agreement: (1) the transfer of intellectual property rights (license), and (2) the manufacture of drug materials for clinical development purposes. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company has concluded that the license is not a separate unit of accounting because Daiichi Sankyo cannot obtain benefit from the use of the license rights for their intended purpose without the products manufactured by the Company. Daiichi Sankyo must rely upon the Company to manufacture and supply the products necessary for Daiichi Sankyo’s development because the related manufacturing know-how specific to the products is proprietary to the Company and Daiichi Sankyo does not have the right to manufacture the licensed product. The Company determined that neither of the deliverables have standalone value and, therefore, the deliverables are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over its estimated period of performance of approximately three years. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of its performance under the arrangement. The Company regularly evaluates the reasonableness of the estimated period of performance and revises the amortization of deferred revenue as deemed appropriate on a prospective basis.  On September 30, 2014 and December 31, 2014, the Company revised the period of performance extending the period of performance for two quarters and one quarter, respectively.

In June 2013, the Company and Daiichi entered into a Memorandum of Understanding No. 1 (the “MOU 1”) in which both parties agreed to cooperate and share costs to conduct a global Phase 1 study of a biosimilar form of etanercept. This program was not originally contemplated in the license agreement. Under the MOU 1, the Company will gather all clinical data, format it into a case study report, and conduct the final analysis. The Company will transfer the clinical data and other regulatory approval application documents for the product and post marketing to Daiichi Sankyo within 90 days after such documents are finalized. Under the MOU 1, Daiichi’s Sankyo’s overall cost sharing responsibility include (i) 33% of the total budgeted cost and (ii) 100% of the cost of the

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

comparator drug (Enbrel) used for the Japanese volunteers. The amounts received from Daiichi Sankyo under this cost sharing responsibility are recognized as a reduction in research and development expense as the Company engages in a research and development project jointly with Daiichi Sankyo, with both parties incurring costs while actively participating in development activities and both parties sharing costs and potential benefits of the arrangement. The Company accounted for the MOU 1 as a separate arrangement which was not deemed to be a material modification of the original license agreement with Daiichi Sankyo.

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis and that Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. Also, both parties entered into a clinical supply agreement contemporaneously with the MOU 2 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.2 million as advance payments under license agreement in the consolidated balance sheet as of December 31, 2014. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

As of December 31, 2014, $4.3 million of revenue was deferred under all arrangement with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.7 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2013, $6.1 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $2.0 million was included in current liabilities and $4.1 million was included in non-current liabilities in the consolidated balance sheet.

The Company recognized in its consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $7.1 million, $1.3 million and $158,000  for the years ended December 31, 2014, 2013 and 2012, respectively.

Baxter

In August 2013, the Company entered into a license agreement with Baxter to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations. The agreement allowed for the development and commercialization of an alternative biosimilar to etanercept, and the expansion of the collaboration to include another product which lapsed in December 2013.

Under the terms of the agreement, the Company will conduct the development and the regulatory activities, and Baxter will conduct the commercialization of the etanercept biosimilar product. In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, Baxter made an upfront payment of $30.0 million to the Company. Additionally, the Company is eligible to receive up to $216.0 million in contingent payments composed of $96.0 million in clinical development payments and up to $120.0 million in regulatory milestone payments. If the cumulative development costs exceed the cumulative contingent payments, Baxter will reimburse the Company for the excess cost as set forth in the agreement up to predetermined limits. Once the etanercept biosimilar product is commercialized, the Company is entitled to tiered royalties, based on the manufacturing cost as a percentage of net sales of licensed products, ranging from the mid-single digits to the high teens on a country-by-country basis. These royalties are subject to certain offsets and reductions.

The agreement has an initial term of ten years and contains provisions allowing Baxter to renew the agreement for another three years on a country-by-country basis. Baxter also has the right to terminate the agreement, in its entirety or on a country-by country basis, at any time if the development and/or commercialization is deemed to not be commercially viable, there are material safety, efficacy or patient tolerability issues that cannot be remedied or overcome, if aggregate expenses exceed certain thresholds or after the first commercial sale upon 18 month prior written notice.

The Company identified the following deliverables under the license agreement with Baxter: 1) the transfer of intellectual property rights (license), (2) the obligation to provide research and development services including the manufacturing and supply of clinical product, and (3) the obligation to participate on various committees.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that the license does not have standalone value to Baxter without the Company’s technical expertise as it relates to the development of the product candidate and committee participation. Additionally, the license to Baxter does not include the right to manufacture, or have manufactured the product during the development stage, or to conduct any process development activities. Therefore, the Company concluded that these deliverables represent a single unit of accounting under the multiple-element arrangement guidance.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The upfront payment of $30.0 million and clinical development payments of up to $96.0 million include $56.0 million of contingent payments that are intended to cover development related expenses incurred by the Company, but potentially reimbursable, in part, to Baxter under certain limited circumstances. The Company concluded that the contingent payments that contain potentially reimbursable amounts to Baxter are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. The amounts that are contingent payments also contain a claw-back feature that, in the event that the Company commercializes the etanercept biosimilar molecule in the U.S. without Baxter, fifty percent (50%) of those contingent payments are refundable to Baxter. Therefore, the Company will record the portion of the non-substantive contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxter until the earlier of: (1) expiration or termination of the license agreement, which is ten years, or (2) the determination of the party to commercialize the molecule in the U.S. These amounts are included in the contingent liability to collaborator on the consolidated balance sheets. The portion of the non-substantive milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period of approximately three years. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of performance under the arrangement. The Company regularly evaluates the reasonableness of the estimated period of performance and revises the amortization of deferred revenue as deemed appropriate on a prospective basis.  On September 30, 2014 and December 31, 2014, the Company revised the period of performance extending the period of performance for two quarters and one quarter, respectively.

The $120.0 million of regulatory milestone payments are considered substantive as the achievement is subject to the significant uncertainty as to the outcome of the development efforts, by the Company, over an extended period of time, and the Company’s substantive performance obligation under the license agreement which includes efforts associated with the clinical trials and filing and approval of drug applications by regulatory authorities in various countries. Therefore, the Company will recognize revenue associated with these respective contingent payments when each of the specific events is achieved.

In February 2014, the agreement was amended to increase the payment by $5.3 million therefore the Company is eligible to receive up to $221.3 million in contingent payments comprised of $101.3 million in clinical development payments, including $71.3 million of contingent payments, and up to $120.0 million in regulatory milestone payments.

As of December 31, 2014, $58.4 million of revenue was deferred under the arrangements with Baxter, of which $21.2 million was included in current liabilities and $37.2 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2014, $27.7 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxter in the future. Additionally in 2014, the Company received $10.0 million for the achievement of a substantive milestone pursuant to the license agreement and accordingly recognized the entire amount as collaboration and license revenue in its consolidated statements of operations in the third quarter of 2014.

As of December 31, 2013, $36.8 million of revenue was deferred under the arrangements with Baxter, of which $12.3 million was included in current liabilities and $24.5 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2013, $7.5 million was recorded as contingent liability to collaborator in the consolidated balance sheet due to the potential refund to Baxter.

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

The Company accounted for the InteKrin acquisition as the purchase of a business. The Company expensed the related acquisition costs, consisting primarily of legal expenses in the amount of $134,000. These legal expenses are recorded in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014. The total consideration of

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

$5.0 million consists of: (a) issuance of 716,645 shares of Series B preferred stock with a fair value of $2.7 million, (b) assumption of InteKrin’s convertible promissory note payable to an InteKrin stockholder, which was concurrently paid off by issuing 243,841 shares of the Company’s Series B convertible preferred stock with a fair value of $1.0 million (c) cash payment of $1,485, and (d) contingent consideration of $1.3 million. The Company determined the fair value of the Series B convertible preferred stock of $3.8174 per share using the PWERM. The non-controlling interest was not deemed to be significant at acquisition.

Pro forma results of operations for this acquisition have not been presented as such results are not material to the Company’s results of operations for the years ended December 31, 2014 and 2013.

The following table summarizes the original fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$2,335
Prepaid and other assets	107
Accounts payable and other current liabilities	(1,027)
In-process research and development	2,620
Goodwill	943
Total consideration	$4,978

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

Intangible Asset — In-process Research and Development

The in-process research and development (“IPR&D”) consists of InteKrin’s INT-131. The Company determined the fair value of the IPR&D based on the cost to recreate the asset to its current stage as the fair value is not determinable as a result of the lack of financial projections for this asset due to its early development stage. By applying this method, management estimated that $2.6 million of the acquisition consideration represents the fair value of the IPR&D. The IPR&D acquired through the InteKrin acquisition is treated as an indefinite-lived intangible asset and an annual impairment review will be performed by management. As of December 31, 2014, there have no such impairments.  Once this product has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over that estimated useful life. Alternatively, if the INT-131 product is abandoned, the carrying value of the IPR&D will be charged to research and development expense.

Contingent Consideration

The contingent consideration is made up of two potential payments as discussed below.

Contingent Consideration — Earn-out Payment: Upon completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, InteKrin’s stockholders can earn a minimal cash payment and 358,384 shares of the Company’s Series B convertible preferred stock upon the successful achievement of this objective. At the acquisition date, the Company expected the first dosing to be completed in September 2014 and assigned a 75% success probability to the achievement of this event. As such, at the acquisition date, the fair value of the contingent consideration related to this earn-out payment was determined to be $0.8 million. As of the consummation of the IPO in November 2014, any such contingent consideration will be paid, if at all, by issuing shares of common stock rather than shares of Series B convertible preferred stock.

Contingent Consideration — Compound Transaction Payment: Upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and a third-party or any agreement between the Company and such third-party to sell all of the assets related to the acquired InteKrin compound to such third-party, the Company will pay former InteKrin’s stockholders cash based on a certain percentage of fees received pursuant to such compound transaction. That payment ranges from 60% of the fees received within one year to 10% after the third anniversary of the date of the final dose administered to the final patient in Phase 2 clinical trial.

At the time of the acquisition, the Company estimated that the probability of achieving the compound transaction agreement event was 7.5% of the fair value of this contingent consideration based on a probability weighted determination of both the range of

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2014, the fair value of this contingent consideration liability increased to $6.5 million to reflect the updated fair value estimate of the liability and accordingly $5.2 million was recognized as an expense in the consolidated statement of operations during year ended December 31, 2014. The increase in the updated fair value of the contingent consideration is due to changes in the Company’s estimate of reaching each contingent consideration threshold and the increase in the fair value of the Company’s common stock (see Note 3).

Goodwill

Goodwill resulting from this acquisition comprises the excess of the purchase price over the fair value of the underlying net assets acquired and primarily represents the strategic relationship acquired with InteKrin’s investors. None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. As of December 31, 2014, there have been no such impairments.

Government Contract with the Russian Government

In 2012, InteKrin Russia, a subsidiary of InteKrin, was awarded a contract by the Ministry of Industry and Trade of the Russian Federation to perform scientific research and experimental development work for treatment of multiple sclerosis and conducting its preclinical and clinical studies for a total aggregate amount of 147.9 million RUB ($2.6 million in US dollars as of December 31, 2014) which was expanded multiple years from 2012 to 2015. The contract amount related to the 2014 research period was expected to be 40.0 million RUB. Subsequent to the Company’s acquisition of InteKrin in February 2014, the Company received 12.0 million RUB and 28.0 million RUB in the first and fourth quarter of 2014, respectively.  These advance receipts of funding were deferred until the Company met all the revenue recognition criteria, in the four quarter of 2014.  The Company recognized revenue of 40.0 million RUB ($732,000 based on the exchange rate on the date the revenue was recognized) as other revenue in the consolidated statements of operations. The remaining amounts available under the government contract for 2015 is 39.4 million RUB. None of these amounts have been received as of December 31, 2014.

7.	Debt Obligations

Convertible Notes Issued in 2011

From July to December 2011, the Company entered into convertible note agreements (the “2011 Notes”) with investors, which included multiple closings. In July 2011, the initial closing had an aggregate principal amount of $3.8 million, and the subsequent closings occurred in August, October, November and December 2011 raising an aggregate principal amount of $6.6 million. The initial closing of $3.8 million consisted of $3.5 million of cash received from the investors and $260,000 of accrued employee compensation and/or bonuses payable by the Company that were converted into convertible notes for the balances owed to the individuals. The 2011 Notes bore interest of 8% per annum and had a maturity date of March 31, 2012. The outstanding principal and accrued interest on the 2011 Notes were convertible: (i) automatically upon a financing event in which the Company issued newly authorized shares of stock into that same stock at a conversion price equal to the price paid by the other investors in that financing event, (ii) upon a change of control or IPO, at the option of the note holder, into shares of Series A convertible preferred stock at a conversion price of $1.2503 per share or (iii) upon the maturity date, at the request of the majority note holders, if the financing event above had not occurred on or before the maturity date, into shares of Series A convertible preferred stock at a conversion price of $1.2503 per share. In connection with the issuance of the 2011 Notes, the Company issued warrants (the “2011 Warrants B”) to purchase shares of its preferred stock at an exercise price of $0.0167 per share (see Note 9).

Upon issuance of the 2011 Notes, the Company recorded the fair value of the warrants of $2.7 million as a debt discount and convertible preferred stock warrant liability (see Note 9). The Company also recorded a beneficial conversion feature of $5.4 million

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

as a debt discount with a corresponding increase to additional paid-in capital. The debt discount was accreted using the effective interest method as additional interest expense over the term of the 2011 Notes.

In January 2012, as a result of the Series B convertible preferred stock financing event (see Note 11), the outstanding principal of $10.4 million and accrued interest of $236,000 related to the 2011 Notes automatically converted into 1,524,134 shares of Series B convertible preferred stock using a conversion price which represented the same issuance price of $6.9749 per share paid by other Series B investors. Contemporaneously, the Company reacquired the beneficial conversion feature and recorded $6.4 million related to the gain on the extinguishment of the 2011 Notes which is reflected in other income (expense), net in the consolidated statement of operations. In addition, the 2011 Warrants B became warrants to purchase 352,448 shares of Series B convertible preferred stock for $0.0167 per share.

During the year ended December 31, 2012, the Company recognized interest expense of $1.5 million related to the accrued interest and amortization of debt discount, of which $1.0 million related to beneficial conversion feature, $433,000 related to debt discount amortization and $53,000 related to interest on the outstanding debt.

Convertible Notes Issued in 2013

During July 2013 to September 2013, the Company entered into convertible note agreements (the “Bridge Loans”) with various stockholders, employees and institutions for an aggregate principal amount of $10.0 million. The Bridge Loans accrued interest of 8% per annum and would mature on July 15, 2014. The principal and the accrued interest on the Bridge Loans were convertible: (i) automatically upon a qualified equity financing into shares of the series of capital stock issued in such financing at a conversion price equal to the price paid by other investors in the financing, (ii) at the option of the holder, upon a change of control of Coherus, into shares of Series B convertible preferred stock at a conversion price of $6.9749 per share, (iii) automatically upon an IPO into shares of Series B convertible preferred stock at a conversion price equal to the lesser of $6.9749 per share or the price per share paid in the IPO or (iv) upon the election of the holders, if none of the liquidity events stated above had occurred on or before maturity date, into shares of Series B convertible preferred stock at a conversion price of $6.9749 per share. In addition, upon a change of control, the holders were entitled to receive a cash payment equal to 400% of the outstanding principal, plus accrued interest, in lieu of conversion into Series B convertible preferred stock if the Company did not meet the QLT threshold. The QLT is deemed to have been achieved when (i) the Company has entered into a transaction with a third party to sell or offer to sell any product candidates of the Company that provides for aggregate cash payments of at least $50.0 million payable within 12 months and (ii) the Company has received cash payments of at least $25.0 million within 12 months following the execution of the agreement due to any milestones. On December 9, 2013, the QLT was deemed to have been achieved.

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

During the year ended December 31, 2013, the Company recognized total interest expense of $4.8 million related to the accrued interest and amortization of the debt discount.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The Bridge Loans were collateralized by a security interest in all assets, tangible and intangible, of the Company, subject to a prior security interest of Cook on the Company’s property and equipment in Camarillo, California. Upon the issuance of Series C convertible preferred stock in May 2014, all security interests to the Company’s asserts, tangible and intangible, were released.

In May 2014, the Company completed an equity financing of Series C convertible preferred stock and, as a result, the Bridge Loans and related accrued interest of $10.6 million automatically converted into 1,058,089 shares of Series C convertible preferred stock based on the price per share paid by other investors in the financing. In connection with the extinguishment of the Bridge Loans, the Company reacquired the beneficial conversion feature. The intrinsic value of the beneficial conversion feature at the date of the Bridge Loans extinguishment was $3.9 million. This amount is reflected in additional paid in capital. The Company recorded a gain from the extinguishment of the debt in the amount of $2.0 million which is reflected in other income (expense), net in the consolidated statement of operations.

In addition, as the warrants could be exercised for Series B convertible preferred stock any time after achieving a QLT, which was met on December 9, 2013 and before the Series C convertible preferred stock financing, in April and May 2014, all holders of these warrants elected to fully exercise warrants for 4,279,620 shares of Series B convertible preferred stock.

During the year ended December 31, 2014, the Company recognized total interest expense of $3.9 million related to the accrued interest and amortization of the debt discount.

8.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of December 31, 2014, the Company has a commitment of $4.8 million with CMOs for the manufacture of clinical trial material due within a year. The Company has an agreement with Medpace, Inc. (“Medpace”), a CRO, which provides for a minimum fee commitment of $35.0 million, in aggregate, for clinical trial services; however, the agreement is cancelable without cause by either party upon 30 days prior notification by either party. As of December 31, 2014, $20.7 million of the services related to this agreement had been performed or paid for.

Facility Leases

The Company leases office spaces for its corporate headquarters in Redwood City, California and for laboratory facilities in Camarillo, California under operating lease agreements. Rent expense is recognized on a straight-line basis over the term of the lease and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The corporate headquarters lease expires in April 2017, and the laboratory lease expires in June 2017 with an option to extend for three years.

The future minimum lease payments for these facilities as of December 31, 2014 are as follows (in thousands):

Year ending December 31,
2015	$1,082
2016	1,117
2017	404
Total minimum lease payments	$2,603

Rent expense was $763,000, $428,000 and $371,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. As of December 31, 2014, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

9.	Convertible Preferred Stock Warrants

The following table sets forth a summary of the convertible preferred stock warrants and the related estimated fair values as of December 31, 2013 (in thousands, except share data). No convertible preferred stock warrants were outstanding as of December 31, 2014:

	December 31, 2013
	Shares Underlying the Warrants	Estimated Fair Value
Warrants to purchase Series A convertible preferred stock — 2011 Warrants A	63,923	$170
Warrants to purchase Series B convertible preferred stock — 2011 Warrants B	295,101	1,122
2013 Warrants	4,279,620	22,959
Total	4,638,644	$24,251

2011 Warrants A

In January 2011, in conjunction with the issuance of the 2011 Notes, the Company issued warrants to purchase shares of its newly authorized shares of preferred stock upon a financing event (“2011 Warrants A”). In March 2011, as a result of the Series A convertible preferred stock financing event, the January 2011 convertible promissory notes and related accrued interest automatically converted into Series A convertible preferred stock and the 2011 Warrants A became exercisable warrants to purchase 63,923 shares of Series A convertible preferred stock with an exercise price of $1.2503 per share. The warrants would expire at the earlier of: (i) January 25, 2016, (ii) upon the closing of the Company’s IPO, or (iii) upon the closing of the Company’s change of control. The Company initially valued the 2011 Warrants A at $53,000 using the Option Pricing Model (“OPM”) that allocated total equity value to all the Company’s equity securities in the capital structure at the time of issuance including potentially dilutive equity securities. These analyses generally used a backsolve approach that implies the total equity and common stock value from a round of preferred financing. Immediately prior to the closing of the Company’s IPO in November 2014, all of the outstanding warrants were exercised, for cash or on a net cash basis for 62,251 shares of Series A convertible preferred stock resulting in cash proceeds of $55,000.

2011 Warrants B

From July to December 2011, the Company issued the 2011 Warrants B with an exercise price of $0.0167 per share in conjunction with the issuance of the 2011 Notes (see Note 7). The warrants would expire at the earlier of: (i) seven years from the issuance dates, or (ii) upon the closing of the Company’s change of control or IPO. If the warrant holders had not exercised the warrants prior to the closing of the change of control or IPO, the warrants would have automatically been deemed to be net exercised in full immediately prior to the closing of the change of control or IPO. The 2011 Warrants B were exercisable upon the earlier of: (i) a financing event in which the Company issued newly authorized shares of stock, into that same stock at a conversion rate equal to the quotient obtained by dividing the sum of (a) 30% of the principal loan amount of the initial closing and (b) 20% of the principal loan amount of subsequent closing by the price paid by other investors in the financing event, or (ii) upon a change of control, an IPO, or maturity date, into Series A convertible preferred stock at the conversion rate equal to the quotient obtained by dividing the sum of (a) 30% of the principal loan amount of initial closing and (b) 20% of the principal loan amount of subsequent closing by $1.2503 per share.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The estimated fair value of the warrants at issuance was $2.7 million based on probability-weighted present values of the warrants under the qualifying event scenarios with the follows assumptions:

Issuance Date	Next Financing Event in Which the Company Issued Newly Authorized Shares of Preferred Stock	Change of Control, IPO or Maturity Date
July 21, 2011	35%	65%
August 31, 2011	50%	50%
October 31, 2011	75%	25%
November 29, 2011	85%	15%
December 21, 2011	90%	10%

In January 2012, as a result of the Series B convertible preferred stock financing event, the 2011 Warrants B became exercisable warrants to purchase 352,448 shares of Series B convertible preferred stock. In June 2012, warrants to purchase 57,347 of Series B preferred stock were exercised, resulting in cash proceeds of approximately $1,000 and a reclassification of fair value of convertible preferred stock warrants to Series B preferred stock of $400,000. During April and May 2014, warrants to purchase 172,042 shares of Series B convertible preferred stock were cash exercised for $3,000 and the remaining outstanding warrants were exercised, for cash or on a net basis resulting in the issuance of 123,051 shares of Series B convertible preferred stock for $2,000 immediately prior to the closing of the Company’s IPO in November 2014.

2013 Warrants

From July to September 2013, the Company issued the 2013 Warrants with the exercise price of $0.0167 per share in conjunction with the issuance of the Bridge Loans (see Note 7). The warrants would expire at the earlier of: (i) seven years from issuance dates, or (ii) upon the closing of the Company’s change of control or IPO. If the warrant holders had not exercised the warrants prior to the closing of the change of control or IPO, the warrants would have automatically be deemed to be net exercised in full immediately prior to the closing of the change of control or IPO.

The determination of the number of shares pursuant to the 2013 Warrants was equal to 300% of the principal amount of the Bridge Loans divided by the conversion price, as defined. The 2013 Warrants were exercisable upon the earlier of: (i) a financing event in which the Company issued newly authorized shares of stock, into that same stock at a conversion price equal to the price paid by other investors in the financing event, (ii) an occurrence of a QLT, as defined under the Bridge Loans, into shares of Series B convertible preferred stock at a conversion price equal to $6.9749 per share, (iii) election by the warrant holder to convert the underlying note upon a change of control, into shares of Series B convertible preferred stock at a conversion price equal $6.9749 per share, (iv) an occurrence of an IPO, into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $6.9749 per share, or (b) the price per share paid in the IPO, or (v) the maturity date if the financing event stated in (i) above has not occurred, into shares of Series B convertible preferred stock equal to the conversion price of $6.9749 per share.

The estimated fair value of the 2013 Warrants at issuance was $13.6 million based on probability-weighted values of the warrants under the qualifying event scenarios. For scenarios (i) and (ii), the cash flow method was used to value the present values of the warrants based on the warrant coverage, as adjusted for risk-adjusted discount rate of 30%. For scenarios (iii), (iv) and (v), the present values of the warrants were based on the fair value per share of the Series B convertible preferred stock using the PWERM. The Company weighed the scenarios based on management’s estimate of the timing and probability of each qualifying event as of each of the issuance dates and then again at the end of each quarter for the mark to market adjustments. The Company recognized the fair value of the 2013 Warrants up to the total aggregate Bridge Loans of $10.0 million as the debt cannot be reduced to less than zero. The remaining $3.6 million of the total fair value of the 2013 Warrants was recognized immediately within other income (expense), net, in the consolidated statement of operations. In December 2013, following the receipt of the upfront license payment from the Baxter license agreement (see Note 5), the Company met the QLT criteria. As a result, the 2013 Warrants became exercisable to purchase 4,279,620 shares of Series B convertible preferred stock. During April and May 2014, warrants to purchase 4,279,620 shares of Series B convertible preferred stock were exercised for $71,000.

The 2011 Warrants A, 2011 Warrants B and 2013 Warrants are classified as convertible preferred stock warrant liabilities and are subject to remeasurement at each balance sheet date. The changes to the fair value of the warrants were recognized as a component of other income (expense), net, in the consolidated statements of operations. The net change in the fair value of the warrant liability was an increase of $15.9 million, an increase of $8.9 million and a decrease of $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company adjusted the liability for changes in fair value at the time of the exercise and then reclassified the liability to the respective series of preferred stock. As the result of all of the outstanding warrant exercises during

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

2014, the Company reclassified $1.0 million and $39.3 million to Series A and Series B preferred stock. Any remaining warrants outstanding immediately prior to the Company’s IPO in November 2014 were exercised, for cash or on a net basis.

10.	Common Stock Warrants

In March 2014, the Company issued warrants to purchase 553,274 shares of common stock with the exercise price of $1.667 per share to two employees and one consultant for past services. The warrants were vested and exercisable upon issuance and would have expired at the earlier of: (i) March 28, 2024, (ii) an IPO or (iii) the consummation of a liquidation event. If the holders had not exercised these warrants prior to the closing of a liquidation event or an IPO, these warrants would have automatically been net exercised. The Company valued the warrants at $2.7 million using the Black-Scholes option-pricing model with the following assumptions on the date of grant: exercise price of $1.667 per share, fair value of the common stock of $5.73 per share, expected volatility of 93% and 96% for the employee and consultant warrants, respectively, risk-free interest rate of 1.74% and 2.73% for the employee and consultant warrants, respectively, expected terms of 5 and 10 years for the employee and consultant warrants, respectively, and dividend yield of zero. The grant date fair value per warrant share was $4.95 for employees and $5.42 for the consultant, resulting in warrant valuations of $2.6 million and $144,000 for the employees and consultant, respectively. Due to the immediate vesting and exercisability of the warrants upon issuance, the Company immediately recognized $1.3 million and $1.4 million of stock-based compensation in research and development expense and general and administrative expense, respectively, in the consolidated statement of operations.  In November 2014, all of the warrants outstanding to purchase common stock were net exercised, which resulted in the issuance of 491,580 shares of common stock upon the closing of the IPO.

11.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Common Stock

In October 2014, the Company’s board of directors and stockholders approved the amendment and restatement of the Company’s certificate of incorporation to be effective immediately prior to the consummation of the IPO. The Amended and Restated Certificate of Incorporation was filed on November 12, 2014, which provides for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 5,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

Convertible Preferred Stock

In January 2012, the Company issued 3,225,854 shares of Series B convertible preferred stock in an initial closing at a price of $6.9749 per share for net cash proceeds of $20.3 million. An additional 1,524,134 shares of Series B convertible preferred stock were issued at the same price per share in exchange for the conversion of $10.6 million of the 2011 Notes B and related accrued interest (see Note 7). In June 2012, upon the exercise of 57,347 shares of Series B convertible preferred stock warrants, the $400,000 of the fair value of the convertible preferred stock warrant liability was reclassified to the carrying value of the Series B convertible preferred stock. In December 2012, the Company issued 1,146,970 shares of Series B convertible preferred stock in a subsequent closing at a price of $6.9749 per share for net cash proceeds of $6.6 million.

Contemporaneously with the initial and subsequent closings of the Series B convertible preferred stock, the Company issued 501,799 and 1,725,472 shares of Series B convertible preferred stock in January 2012 and December 2012, respectively, to various vendors in exchange for past and future services. The shares issued in January 2012 and December 2012 was based on the $6.9749 price per share which was the same price paid by the investors in the initial and subsequent closings for total value of $3.5 million and $12.0 million, respectively. To the extent the vendors had future services to be provided, the Company initially recorded a prepayment for the future services and a corresponding amount to Series B convertible preferred stock, as the shares were not subject to vesting or repurchase. The prepayments were amortized to research and development expense based on the invoiced amounts for such services as the services were performed.
Of the 1,725,472 shares of Series B convertible preferred stock issued in exchange for past and future services, pursuant to the terms of the agreement with Cook, 716,856 shares of Series B convertible preferred stock valued at $5.0 million held by Cook were contingently subject to repurchase by the Company for cash based upon the occurrence of certain events, none of which occurred or were probable as of December 31, 2013. In February 2014, these shares were purchased by another party resulting in the termination of the Company’s repurchase obligation.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Loans was released. In addition, the Company issued 9,997 shares of Series C convertible preferred stock in exchange for consulting services.

The Company recorded the convertible preferred stock at fair value on the dates of issuance. The Company classified the convertible preferred stock outside of stockholders’ deficit because the shares contained liquidation features that were not solely within the Company’s control.

During April and May 2014, warrants to purchase 4,451,662 shares of Series B convertible preferred stock were exercised into Series B convertible preferred stock for $74,000, which included the 4,279,620 shares of Series B convertible preferred stock warrants related to the Bridge Loan (see Note 9). ). In November 2014, in connection with the closing of the IPO, warrants to purchase 62,251 shares and 123,051 shares of Series A and B convertible preferred stock, respectively, were exercised on a cash or net basis for $57,000.

In connection with the closing of the IPO in November 2014, all outstanding shares of Series A, Series B and Series C convertible preferred stock shares were converted into 21,316,519 shares of common stock on a one-for-one basis. As such, no convertible preferred stock shares were outstanding as of December 31, 2014.

As of December 31, 2013, the outstanding convertible preferred stock was as follows (in thousands, except share data):

December 31, 2013	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series A	1,800,000	972,330	$1,191	$1,216
Series B	26,290,997	8,181,576	53,504	57,066
	28,090,997	9,153,906	$54,695	$58,282

The rights, preferences and privileges of the convertible preferred stock were as follows:

Conversion

Each share of Series A, B and C convertible preferred stock, was convertible into common stock at the option of the holder, at an initial conversion ratio of 1:1. This initial conversion ratio was subject to certain adjustments, from time to time, for dilution. Conversion of preferred stock into common stock was automatic at its then effective conversion rate immediately upon the occurrence of certain events.  Upon the completion of the IPO, all shares of convertible preferred stock were converted into 21,316,519 shares of common stock.

Voting

The holders of the Series A, B and C convertible preferred stock were entitled to voting rights equal to the number of shares of common stock into which each share of convertible preferred stock could be converted into at the record date for a vote or consent of stockholders, except as otherwise required by law, and had voting rights and powers equal to the voting rights and powers of the common stockholders.

Dividends

The holders of the Series A, B and C convertible preferred stock were entitled to receive dividends payable out of any funds or assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. No dividends were ever declared.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A, B and C convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common stock, amounts per share equal to the original issue price (as adjusted for any stock dividends, combinations or splits), plus any declared but unpaid dividends on such shares. If upon the occurrence of such event, the assets and funds distributed among the holders of the convertible preferred stock were insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the Company legally available for distribution were to be distributed with equal priority and pro rata among the holders of the convertible preferred stock.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

12.	Stock Option Plans and Stock-Based Compensation

Restricted Common Stock (“Founders Shares”)

In October 2010 and January 2011, the Company issued 4,130,173 shares and 968,804 shares of common stock, respectively, with a purchase price of $0.0083 per share to its founders under the Founder Shares agreements. Under the Founders Shares agreements, the Company has the right to repurchase the common stock which right lapses monthly in equal installments over four years. In order to vest, the holders are required to provide continued service to the Company. Upon vesting, the appropriate amounts are transferred from liabilities to additional paid in capital. If the holder of any unvested restricted common stock is terminated for any reason, the Company has the right to repurchase the unvested shares at the stockholder’s original purchase price. As such, the shares subject to future vesting were not deemed outstanding for accounting purposes until the shares vested. In July 2012 and March 2014, the Company repurchased 286,817 and 239,952 shares of founders’ common stock from founders at $0.0083 per share, respectively.

A summary of the Company’s non-vested restricted stock for the periods is as follows:

Number of Shares
Non-vested as of December 31, 2011	3,644,858
Vested	(1,207,062)
Repurchased by the Company	(286,817)
Non-vested as of December 31, 2012	2,150,979
Vested	(1,387,650)
Non-vested as of December 31, 2013	763,329
Vested	(742,084)
Non-vested as of December 31, 2014	21,245

As of December 31, 2014 and 2013, the Company had 21,245 and 763,329 unvested shares of common stock which were subject to repurchase by the Company. As such, approximately $200 and $5,000 were recorded as accrued and other liabilities, in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively. The unvested shares of common stock will continue to vest with the founders’ continued service to the Company pursuant to the Founders Shares agreements.

The Company recognized stock-based compensation over the vesting term of four years based on the fair value of the common stock on the dates of issuance. The restricted common stock granted to an employee is valued using the Black-Scholes options pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, the Company remeasures the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes option-pricing model reflecting the remaining vesting period.

The stock-based compensation expense recorded related to the founder’s shares was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,547	$227	$232
General and administrative	4	1,054	110
	$1,551	$1,281	$342

The estimated weighted-average grant date fair value of restricted stock issued in 2011 and 2010 for both years was $0.41 per share. No restricted common stock was granted in 2014 or 2013. The total unrecognized stock compensation expense as of December 31, 2014, of $9,000 will be amortized as the shares vest over the remaining service period of 0.3 years.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

2010 Stock Plan

In 2010, the Company adopted the 2010 Stock Plan (the “2010 Plan”) and granted options under this plan until November 2014 which is when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. The 2010 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants, and other service providers at prices not less than the fair market value at the date of grant for incentive stock options and nonstatutory options. These options were granted to generally vest over four years, expire ten years from the date of grant, and are generally exercisable after vesting. Unvested options exercised are subject to the Company’s repurchase right that lapses as the options vest. As of December 31, 2014 and 2013, no shares were subject to repurchase under the 2010 Plan.

In November 2014, the board of directors adopted the Company’s 2014 Equity Incentive Award Plan (the “2014 Plan”) and any remaining unissued shares available under the 2010 Plan were transferred into the 2014 Plan. As such, no more options may be issued under the 2010 Plan.

As of December 31, 2014, a total of 5,560,345 shares of common stock are subject to options outstanding under the 2010 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

2014 Equity Incentive Award Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Equity Incentive Plan (the “2014 Plan”), effective upon the date upon which the registration statement for the IPO was declared effective, which was November 6, 2014. As of the date of the IPO, the Company reserved for issuance under the 2014 Plan a total of 2,300,000 shares of its common stock, plus any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2010 Plan. In addition, the 2014 Plan provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015, equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (“ESPP”). The Company will reserve for issuance 320,000 shares of its common stock and provide for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date, 320,000 shares of common stock, or a number of shares as determined by the Company’s board of directors.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the summary of option activities under the 2014 and 2010 Plans:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Balances at December 31, 2011	14,999	974,797	$0.358
Authorized	1,520,830	—	—
Granted - at fair value	(611,285)	611,285	2.084
Exercised	—	(22,307)	0.008
Forfeited	28,680	(28,680)	0.008
Balances at December 31, 2012	953,224	1,535,095	$1.057
Authorized	1,586,570	—	—
Granted - at fair value	(853,244)	853,244	2.084
Granted - below fair value	(786,018)	786,018	1.417
Exercised	—	(3,248)	2.084
Forfeited	123,713	(123,713)	1.271
Balances at December 31, 2013	1,024,245	3,047,396	$1.427
Authorized	4,399,580	—	—
Granted - at fair value	(614,062)	614,062	13.907
Granted - below fair value	(2,703,441)	2,703,441	1.833
Exercised	—	(48,414)	1.144
Forfeited	546,178	(546,178)	1.831
Balances at December 31, 2014	2,652,500	5,770,307	$2.909

Additional information related to the status of options as of December 31, 2014 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)

Options outstanding	5,770,307	$2.909	8.65	$77,383
Options vested and expected to vest	5,764,337	$2.909	8.64	$77,303
Options vested	2,364,401	$1.483	8.49	$35,080
Options exercisable	2,365,651	$1.482	7.90	$35,101

Valuation of Awards Granted to Employees

The Company estimated the fair value of each stock award on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value options granted to employees under the Plan during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.50	5.51	6.04
Expected volatility	99%	108%	110%
Risk-free interest rate	2.05%	1.23%	0.93%
Expected dividend yield	0%	0%	0%

Expected Term

The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term, contractual term and industry peers. The Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Expected Volatility

The Company used an average historical stock price volatility of industry peers as representative of future stock price volatility since the Company does not have any trading history for its common stock.

Risk-Free Interest Rate

The Company based the risk-free interest rate by using an equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Dividends

The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model.

The stock-based compensation expense recorded related to options granted to employees was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,580	$431	$30
General and administrative	3,934	309	65
	$5,514	$740	$95

During the years ended December 31, 2014, 2013 and 2012, the total estimated fair value of the options vested was $4.2 million, $0.7 million and $95,000, respectively and the estimated weighted-average grant-date fair value of options granted was $6.65, $1.88 and $1.73 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $391,000, $0 and $46,000, respectively.

As of December 31, 2014, total unrecognized stock-based compensation expenses related to unvested employee stock options was $18.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.28 years.

In November 2014, the Company entered into a separation agreement with its former CFO and granted accelerated vesting of options and extended the exercise period for those vested options. In connection with the option modification, the Company recognized stock-based compensation expense of $1.2 million to general and administrative expense in its consolidated statements of operations for the year ended December 31, 2014, which is included in the $3.9 million in the above stock-based compensation table.

Nonemployees Stock-Based Compensation

The Company granted 113,913 and 74,983 stock options to purchase shares of common stock to nonemployees during the years ended December 31, 2014 and 2013. The weighted-average exercise price of the options granted in 2014 and 2013 was $4.42 and $1.42 per share, respectively. The Company did not grant any stock options to purchase shares of common stock to nonemployees during the year ended December 31, 2012. For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense related to options granted to nonemployees of $1.3 million, $24,000 and $6,000, respectively. The Company remeasures the fair value of the unvested nonemployee options at each period using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the options.

13.	Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(1.65)	3.97	6.68
Permanent items	(10.80)	(12.40)	5.65
Research and development credit	3.11	4.53	—
Net operating loss	0.01	—	—
InteKrin purchase price allocation	0.73	—	—
Other	0.02	—	(0.17)
Change in valuation allowance	(25.42)	(30.10)	(46.16)
Effective income tax rate	—%	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$34,463	$27,524
Research and development credits	6,032	2,823
Depreciation and amortization	854	26
Stock-based compensation	1,428	82
Other accruals	940	626
Deferred revenue	12,762	2,413
Gross deferred tax assets	56,479	33,494
In-process research and development	(892)	-
Gross deferred tax liabilities	(892)	-
Total net deferred tax asset	55,587	33,494
Less valuation allowance	(55,587)	(33,494)
Net deferred tax assets	$—	$—

The valuation allowance increased $22.1 million, $16.1 million and $15.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $97.3 million, which will start to expire beginning in 2031, and various state net operating loss carryforwards of approximately $64.5 million, which have various expiration dates beginning in 2031. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2014, the Company had federal research and development credit carryforwards of approximately $6.5 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $1.6 million, which can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its deferred tax assets will not be realized, and therefore, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014 and 2013.

At December 31, 2014, the portion of the federal net operating loss carryforwards related to stock option deductions is approximately $4.7 million, which is not included in the Company's gross or net deferred tax assets. Pursuant to ASC 718-740-25-10,

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

the tax effect of the stock option benefit of approximately $1.6 million will be recorded to equity when they reduce cash taxes payable in the future.

The Company files U.S, California, and other state income tax returns with varying statutes of limitations. The tax years from inception in 2010 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$749	$73	$14
Additions based on tax positions related to current year	861	319	59
Additions for tax positions of prior years	2,206	357	—
Balance at end of year	$3,816	$749	$73

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

14.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss attributable to Coherus	$(87,133)	$(53,635)	$(33,018)
Denominator:
Weighted-average common shares outstanding	8,520,100	4,828,214	4,963,883
Less: weighted-average unvested common shares subject to repurchase	(333,571)	(1,496,194)	(2,881,261)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	8,186,529	3,332,020	2,082,622
Net loss per share attributable to Coherus, basic and diluted	$(10.64)	$(16.10)	$(15.85)

(1)	Shares were excluded as such shares represent restricted common stock (founders’ shares) which is vesting contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	December 31,
	2014	2013	2012
Stock options outstanding	5,770,307	3,047,396	1,535,095
Convertible preferred stock	—	9,153,906	9,153,906
Convertible preferred stock warrants	—	4,638,644	359,024
Total	5,770,307	16,839,946	11,048,025

In addition, 358,384 shares of common stock contingently issuable upon the successful achievement of an objective associated with contingent consideration payable to former InteKrin stockholders have also been excluded from the calculation of diluted net loss per share attributable to Coherus.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

15.	Related Party Transactions

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

As of December 31, 2013, the Company had $107,000 of Notes Receivable outstanding, which is reflected as notes receivable from related parties in the Company’s consolidated balance sheets.

In May 2014, the Company forgave the outstanding balance of Notes Receivable of $111,000 and the related accrued interest of approximately $1,000, which is reflected in the Company’s consolidated statement of operations for the year ended December 31, 2014, as interest expense.

Daiichi Sankyo

The Company entered into a license agreement with Daiichi Sankyo (see Note 5), under which the Company issued 2,867,426 shares of Series B convertible preferred stock. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity.  As of December 31, 2013, $6.1 million of revenue was deferred under this agreement, of which $2.0 million was included in current liabilities and $4.1 million was included in non-current liabilities in the consolidated balance sheet. Upon the consummation of the Company’s IPO, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore, as of November 2014, Daiichi Sankyo was no longer considered a related party. As a result, the consolidated balance sheet as of December 31, 2014 no longer reflects these balances as related party amounts.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized related party transactions of $1.9 million, $2.0 million and $1.9 million as collaboration and license revenue–related party in the Company’s consolidated statements of operations, respectively. In addition, the Company recognized $7.1 million, $1.3 million and $158,000  as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. These shares of Series B convertible preferred stock issued to Cook were valued based upon the price paid by investors in transactions which closed near the date of issuance. As of December 31, 2013, the Company had $3.0 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties) and $278,000 in receivables from related parties, reflected on the Company’s consolidated balance sheet associated with Cook. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. As a result, the consolidated balance sheet as of December 31, 2014 no longer reflects these balances as related party amounts. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $4.5 million, $6.1 million and $15.8 million, respectively, of services rendered by Cook within research and development in the consolidated statements of operations.

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As of December 31, 2014, the Company had $6.0 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $1.9 million in accounts payable–related parties, and $3.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. As of December 31, 2013, the Company had $198,000 in prepaid assets (prepaid clinical, material,  manufacturing and other–related parties), $383,000 in accounts payable–related parties, and $2.8 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $24.1 million, $4.7 million and $1.0 million during years ended December 31, 2014, 2013 and 2012, respectively, for services rendered by Medpace within research and development expense in the consolidated

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

statements of operations. Additionally, the Company recognized $0.5 million of interest expense for the year ended December 31, 2013 associated with extended payment arrangement with Medpace. The Company also has an agreement with Medpace which provides for a minimum fee commitment of $35.0 million for clinical trial services which is further discussed in Note 8. As of December 31, 2014, $20.7 million of the services related to the fee commitment under this agreement has been performed or paid for.

Recruiting Services

One member of the Board of Directors was the chief executive officer of a company that provided recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of December 31, 2014, the Company had $90,000 in accounts payable-related parties reflected on the Company’s consolidated balance sheet. As of December 31, 2013, there were no such balances in the Company’s consolidated balance sheet. The Company recorded in research and development expense in its consolidated statements of operations, $241,000, $35,000 and $163,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its consolidated statements of operations, $597,000, $18,000 and $61,000 for the year ended December 31, 2014, 2013 and 2012, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2011, the Company entered into the 2011 Notes with certain investors, including some members of the Board of Directors and their affiliated companies and some members of management, for a total aggregate amount of $10.4 million (see Note 7) and issued the 2011 Warrants B to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share (see Note 9). As such, the $9.3 million of the total aggregate amount of the 2011 Notes were considered related party transactions. In January 2012, as a result of the Series B convertible preferred stock financing event, the $9.3 million of the 2011 Notes and accrued interest of $193,000 were automatically converted into 1,358,086 shares of Series B convertible preferred stock at the issuance price of $6.9749 per share, the amount paid by the other Series B investors, and the 2011 Warrant B became exercisable for warrants to purchase 305,927 shares of Series B convertible preferred stock. In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share. As such, $7.1 million of the total aggregate amount of the Bridge Loans were from related parties. As of December 31, 2013, the carrying value of the Bridge Loans was $3.1 million, net of debt discount. In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock (see Note 7). For the years ended December 31, 2014, 2013 and 2012, the Company recognized $2.7 million, $3.3 million and $1.1 million, respectively, of interest expense related to the debt and the amortization of the debt discount in the Company’s consolidated statements of operations.

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

Other Assets – Related Party

In December 2014, the Company entered into an agreement with an officer of the Company, in which the officer irrevocably transferred his rights to a certain number of shares with an aggregate value of $1.7 million.  This transaction is expected to settle on or about, July 10, 2015.

16.	Subsequent Events

In March 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent earn-out payment to InteKrin stockholders (see Note 6).  Accordingly, the Company issued 358,384 shares of its common stock and recorded a total contingent consideration liability of $9.8 million in which the Company immediately reclassified to equity.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

17.	Supplementary Data – Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the quarters ended December 31, 2014 and 2013:

	2014 Quarter End
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenue	$3,596	$4,965	$16,052	$6,493
Total operating expenses	17,357	22,903	22,475	33,053
Net loss	(25,170)	(25,070)	(7,914)	(29,023)
Net loss attributable to Coherus	(25,170)	(24,957)	(7,872)	(29,134)
Net loss per share attributable to Coherus, basic and diluted	(6.04)	(5.96)	(1.79)	(1.47)

	2013 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$506	$507	$506	$1,232
Total operating expenses	9,945	9,791	7,289	11,719
Net loss and net loss attributable to Coherus	(8,862)	(8,709)	(21,473)	(14,591)
Net loss per share, basic and diluted	(3.14)	(2.80)	(6.23)	(3.68)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective.

Remediation Efforts on Previously Identified Material Weakness

In connection with the audit of our financial statements from inception through year ended December 31, 2013, we and our independent public accounting firm identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a deficiency in the design and operating effectiveness of our internal control related to the valuation of complex securities.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, as of December 31, 2014:

Name	Age	Position(s)
Executive Officers
Dennis M. Lanfear	59	President, Chief Executive Officer and Chairman of the Board
Jean-Frédéric Viret, Ph.D.	49	Chief Financial Officer
Barbara K. Finck, M.D.	67	Chief Medical Officer
Alan C. Herman, Ph.D.	67	Chief Scientific Officer
Peter K. Watler, Ph.D.	53	Chief Technical Officer
Non-Employee Directors
James I. Healy, M.D., Ph.D. (1)(2)	49	Director
V. Bryan Lawlis, Ph.D. (2)	63	Director
Christos Richards (3)	57	Director
Ali J. Satvat (1)	37	Director
Mary T. Szela (2)(3)	51	Director
August J. Troendle, M.D.	58	Director
Mats Wahlström (1)(3)	60	Director

(1)Member of the audit committee.

(2)Member of the compensation committee.

(3)Member of the nominating and corporate governance committee.

Executive Officers

Dennis M. Lanfear is our co-founder and has served as our President and Chief Executive Officer and as a member of our board of directors since our inception in September 2010. Mr. Lanfear previously was President of InteKrin Therapeutics Inc., a biopharmaceutical company, from 2005 to May 2010. Prior to that, Mr. Lanfear served in various senior leadership roles at Amgen Inc., a biopharmaceutical company from 1986 to 1999. While at Amgen, Mr. Lanfear had key leadership positions in the Process Development department, which under his management became an area of key strategic advantage for Amgen. Mr. Lanfear has also held senior leadership roles in several product development programs including those for growth factors, somatotrophins and neurotrophins and directed efforts from preclinical studies to Phase 3 clinical trials at Amgen. Mr. Lanfear holds B.S. degrees in Chemical Engineering and Biochemistry from Michigan State University and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. We believe Mr. Lanfear is qualified to serve on our board of directors because of his background and various leadership roles in the biopharmaceutical field.

Jean-Frédéric Viret, Ph.D. has served as the Company’s Chief Financial Officer since September 2014. Previously, Dr. Viret was Chief Financial Officer at diaDexus, Inc., a cardiovascular diagnostics company, from February 2012 to September 2014. Prior to that, Dr. Viret was Chief Financial Officer at XDx, Inc. (now CareDx, Inc.), a privately held molecular diagnostics company, from December 2009 to January 2012. From March 2009 to December 2009, Dr. Viret served as the President of JV Consulting, a private consulting firm that provided accounting, public company compliance and other financial consulting services to technology companies. Prior to that time, Dr. Viret served in various capacities at Anesiva, Inc. (previously known as Corgentech Inc.), a public biopharmaceutical company, most recently as a finance consultant from February 2009 to May 2009. Dr. Viret served as Anesiva’s Vice President and Chief Financial Officer from March 2008 to February 2009 and as its Vice President, Finance from August 2006 to February 2008. Dr. Viret held various positions in finance in Anesiva from December 2002 to August 2006 and at Tularik Inc. from March 2000 to November 2002. He held various positions in the business assurance services of PricewaterhouseCoopers LLP from September 1997 to March 2000. Dr. Viret has served on the board of trustees of the International School of the Peninsula in Palo Alto, California since September 2011, where he is a member of the finance, investment and audit committees. Dr. Viret received a B.S. in Engineering from the Institut National Polytechnique de Lorraine, an M.B.A. from Cornell University and a Ph.D. in Plant Molecular Biology from Université Louis Pasteur (Strasbourg I). He was a visiting fellow at Harvard University and a postdoctoral fellow at the Massachusetts Institute of Technology. As described above, Dr. Viret held various positions with Anesiva, Inc. (previously known as Corgentech Inc.), including as a finance consultant from February 2009 to May 2009, Vice President and Chief Financial Officer from March 2008 to February 2009, Vice President, Finance from August 2006 to February 2008, and various other positions from December 2002 to August 2006. Anesiva, Inc. filed a voluntary petition for bankruptcy in December 2009. Except as described in the preceding sentence, no other event has occurred during the past 10 years requiring disclosure pursuant to Item 401(f) of Regulation S-K of the Securities Act of 1933, as amended, or the Securities Act.

Barbara K. Finck, M.D. has served as our Chief Medical Officer since July 2013 and served as Senior Vice President from July 2012 to July 2013. Dr. Finck previously served as Senior Vice President and Chief Medical Officer of NKT Therapeutics Inc., a biopharmaceutical company, from September 2010 to July 2012. Prior to that, from June 2007 to June 2010, Dr. Finck served as Senior Vice President of Research and Development and Chief Medical Officer at Osprey Pharmaceuticals U.S.A., Inc., a biopharmaceutical company. Prior to that, Dr. Finck served as an executive for various biopharmaceutical companies. Dr. Finck has a B.S. in Physiological Psychology from the University of California, Santa Barbara and received her M.D. from the University of California, San Francisco School of Medicine. She is board certified in internal medicine and rheumatology.

Alan C. Herman, Ph.D. has served as our Chief Scientific Officer since April 2011. Dr. Herman previously founded and served as Chief Executive Officer of WindRose Analytica, Inc., a contract analytical laboratory. In May 2009, WindRose Analytica was acquired by Althea Technologies, Inc., a biologic manufacturing company. Dr. Herman served as Chief Scientific Officer and Vice President of Product Development at Althea Technologies from May 2009 to April 2011. Prior to that, Dr. Herman served as Senior Director of Quality Control for Tercica, Inc., a biopharmaceutical company. In 1989 Dr. Herman joined Amgen where he started and served in the Analytical Research and Development Department until May 2009. In 1984, he joined Genentech where he worked first in process development and later in pharmaceutics. During his time at Genentech, Dr. Herman worked on a number of products, including human growth hormone, tissue plasminogen activator and interferon. Dr. Herman started his career at Merck, where he worked on a recombinant hepatitis B vaccine. Dr. Herman received his B.S. and M.S. degrees in Biology at Indiana University of Pennsylvania. He received a Ph.D. in Microbiology from Duke University and did his post-doctoral work in oncogenic virus structure at Duke University Medical Center under Dr. Dani Bolognesi.

Peter K. Watler, Ph.D. has served as our Chief Technical Officer since June 2014. Dr. Watler also has served as our Senior Vice President of Process Sciences since March 2012. Dr. Watler was previously the Principal Consultant and Chief Technology Officer of Hyde Engineering Consulting, a global process system design and consulting organization, from January 2007 to May 2012. Previously, Dr. Watler also held various process engineering roles at VaxGen, a biopharmaceutical company, serving as its Vice President of Manufacturing Operations from January 2006 to January 2007 and Senior Director of Manufacturing from August 2002 to December 2005. Prior to that, Dr. Watler worked at Amgen as an Associate Director of Pilot Plant Engineering from June 2000 to August 2002 and an Engineer and Manager from June 1990 to June 2000. Dr. Watler received his B.S. and M.S. degrees in Chemical Engineering from the University of Toronto and a Ph.D. in Chemical Engineering from Yamaguchi University.

Non-Employee Directors

James I. Healy, M.D., Ph.D. has been a member of our board of directors since February 2014. Dr. Healy has been a General Partner of Sofinnova Ventures, a venture capital firm, since June 2000. Prior to June 2000, Dr. Healy held various positions at Sanderling Ventures, Bayer Healthcare Pharmaceuticals (as successor to Miles Laboratories) and ISTA Pharmaceuticals, Inc. Dr. Healy is currently on the board of directors of Amarin Corporation plc, Ascendis Pharma A/S, Auris Medical Holding AG, Hyperion Therapeutics, Inc., and several private companies. Previously, he served as a board member of Anthera Pharmaceuticals, Inc., Durata Therapeutics, Inc., CoTherix, Inc., InterMune, Inc., and several private companies. Dr. Healy holds an M.D. and a Ph.D. in Immunology from the Stanford University School of Medicine and holds a B.A. in Molecular Biology and a B.A. in Scandinavian Studies from the University of California, Berkeley. We believe Dr. Healy is qualified to serve on our board of directors due to his extensive experience investing and working in the pharmaceuticals industry and extensive service on the boards of directors of other life sciences companies.

V. Bryan Lawlis, Ph.D. has served on our board of directors since May 2014 and prior to that he served as the chairman of our Scientific Advisory Board from November 2012 until he joined the board in May 2014. Since August 2011 he has served as the President and Chief Executive Officer of Itero Biopharmaceuticals, LLC, a privately held limited liability holding company which has held the assets of Itero Biopharmaceuticals, Inc., or Itero Biopharmaceuticals, since August 2011. Dr. Lawlis co-founded and served as President and Chief Executive Officer of Itero Biopharmaceuticals, from 2006 until it discontinued operations in August 2011. Prior to that, he served as President and Chief Executive Officer of Aradigm Corporation, a pharmaceutical company, from August 2004, and served on its board of directors from February 2005, continuing in both capacities until August 2006. Dr. Lawlis served as Aradigm Corporation’s President from June 2003 to August 2004 and as its Chief Operating Officer from November 2001 to June 2003. Previously, Dr. Lawlis co-founded Covance Biotechnology Services, Inc., a contract biopharmaceutical manufacturing company, served as its President and Chief Executive Officer from 1996 to 1999, and served as Chairman from 1999 to 2001 when it was sold to Diosyth RTP, Inc., a division of Akzo Nobel, NV. From 1981 to 1996, Dr. Lawlis was employed at Genencor, Inc., a biotechnology company, and Genentech. His last position at Genentech was Vice President of Process Sciences. Dr. Lawlis has served on the boards of directors of two privately held companies, Sutro Biopharmaceuticals, Inc. since 2003 and Reform Biologics, LLC since February. He has also served on the boards of directors at BioMarin Pharmaceutical Inc., a public biopharmaceutical company since June 2007 and Geron Corporation, a public biopharmaceutical company, since March 2012. Dr. Lawlis holds a B.A. in Microbiology from the University of Texas at Austin and a Ph.D. in Biochemistry from Washington State University. We believe Dr. Lawlis is qualified to serve on our board of directors due to his longtime involvement in the biotechnology industry and extensive service as a director or officer of other life sciences companies.

Christos Richards has served as a member of our board of directors since March 2011. Mr. Richards has been partner at Catalyst Advisors LLC, an executive search firm, since January 2014. Prior to that, from October 1998 to January 2014, Mr. Richards held positions of increasing responsibility at Levin & Company, Inc. an executive search and consulting firm. From January 2009 to January 2014, Mr. Richards served as Chief Executive Officer of Levin & Company, Inc. Mr. Richards served as a Principal of Stanton Chase International from July 1996 to October 1998. From 1987 to July 1996, Mr. Richards founded and served as Chief Executive Officer of Career Connection/Nexium Inc. Mr. Richards was educated in Switzerland and is fluent in German and Swiss German. Mr. Richards brings to the board experience in the recruitment of numerous executive level professionals, including a diverse range of C-level and VP-level executives. We believe Mr. Richards is qualified to serve on our board of directors based on his extensive senior management experience and expertise.

Ali J. Satvat has served as a member of our board of directors since May 2014. Mr. Satvat has been a Director on the Health Care industry team within KKR’s Private Equity platform since January 2012. Mr. Satvat has served as a member of the boards of directors of Arbor Pharmaceuticals, Inc. since January 2015 and of PRA Health Sciences, Inc. since September 2013. Prior to joining KKR, Mr. Satvat was a Principal with Apax Partners, where he invested in health care from 2006 to 2012, served as a director of Chiron Holdings (Kinetic Concepts, Inc. and LifeCell Corporation) and TZ Holdings (The TriZetto Group, Inc.) and was actively involved with many of the firm’s successful growth investments. Previously, Mr. Satvat held various positions with Johnson & Johnson Development Corporation, Audax Group and The Blackstone Group, where he was involved in a broad range of transactions. Mr. Satvat holds an A.B. in History and Science from Harvard College and an M.B.A. in Health Care Management and Entrepreneurial Management from the Wharton School of the University of Pennsylvania. Mr. Satvat also serves on the board of directors of the Healthcare Private Equity Association. We believe Mr. Satvat is qualified to serve on our board of directors based on his extensive investment experience in the health care industry.

Mary T. Szela has served as a member of our board of directors since July 2014. Ms. Szela has served as the Chief Executive Officer of Melinta Therapeutics, Inc., an antibiotic development company, since April 2013. She has also served on the board of directors of Melinta since January 2013. Previously, Ms. Szela joined Abbott Laboratories in 1987 and has held several leadership positions, including Senior Vice President of Global Strategic Marketing from January 2010 to May 2012 and Senior Vice President of U.S. Pharmaceuticals from September 2008 to December 2009. Prior to Abbott, Ms. Szela worked for the University of Illinois Hospital. She has served on the board of directors of Suneva Medical, Inc. since July 2012. Ms. Szela earned a B.S. in Nursing and an M.B.A. from the University of Illinois. We believe Ms. Szela is qualified to serve on our board of directors because of her extensive management experience and expertise in pharmaceutical company operations.

August J. Troendle, M.D. has served as a member of our board of directors since March 2011. Dr. Troendle has been the Chief Executive Officer, President and Chairman of Medpace, Inc., a clinical research organization, since its inception in 1992. Dr. Troendle previously worked for Sandoz (Novartis) where he was responsible for the clinical development of lipid altering agents. His experience as Medical Review Officer in the Division of Metabolic and Endocrine Drug Products at the FDA gives him insight into the regulatory environment for the development of drugs in the metabolic and cardiovascular fields. He also formerly served on the board of directors of Xenon Pharmaceuticals Inc. from 2009 to 2010. Dr. Troendle received his M.D. from the University of Maryland, School of Medicine. We believe Dr. Troendle is qualified to serve on our board of directors based on his experience in clinical research and expertise in regulatory oversight.

Mats Wahlström has served as a member of our board of directors since January 2012. He currently serves as the Chairman of Somnia Sleep Wellness, Inc. since September 2014, Chief Executive Officer and Chairman of KMG Capital Partners, LLC since April 2012, Chairman of PCI | HealthDev since August 2010 and Chairman of Caduceus Medical Holdings, LLC since August 2010. He has served on the boards of directors of Getinge AB since March 2012 and Alteco Medical AB since October 2012. He served as a director of Health Grades, Inc., a NASDAQ-listed healthcare ratings company, from March 2009 through its sale to a private equity firm in October 2010, and as a director of Zynex Inc., an over-the-counter medical device manufacturer, from October 2010 through January 2014. From January 2004 to December 2009, Mr. Wahlström served as co-CEO of Fresenius Medical Care North America and a member of the management board at Fresenius Medical Care AG & Co. KGAA. From November 2002 to December 2009, he served as President and CEO of Fresenius Medical Services, which operates more than 1,700 dialysis clinics in the U.S. Prior to joining Fresenius Medical Care in 2002, he held various positions at Gambro AB in Sweden, including President of Gambro North America and Chief Executive Officer of Gambro Healthcare Inc. as well as Chief Financial Officer of the Gambro Group. Mr. Wahlström has a B.S. degree in Economics and Business Administration from University of Lund, Sweden. We believe Mr. Wahlström is qualified to serve on our board of directors because of his extensive management and director experience in the life sciences and healthcare sectors.

Scientific Advisory Board

We maintain a scientific advisory board consisting of the members identified below. Our scientific advisory board meets on a quarterly basis and is comprised of industry and academic experts that have extensive experience in the analysis, research and development, manufacture, regulatory approval and commercialization of complex biological therapeutics, including experience relating to clinical and preclinical evaluation of these therapeutics. We consult with our scientific advisory board on a variety of matters pertaining to our lead and future pipeline product candidates, including, for example, formulation development, upstream and downstream protein manufacture, clinical or preclinical development, protein analysis, regulatory matters and intellectual property evaluation.

V. Bryan Lawlis, Ph.D. is also a member of our board of directors.

Tsutomu Arakawa, Ph.D. is the President and Director of Protein Chemistry of Alliance Protein Laboratories. Before co-founding Alliance Protein Laboratories in 1998, Dr. Arakawa spent over 14 years in Protein Chemistry at Amgen as Research Scientist and Lab Head. Prior to working at Amgen, Dr. Arakawa was a postdoctoral fellow at Washington University studying tubulin self-assembly and its interactions with actin. During his earlier postdoctoral studies with Serge Timasheff at Brandeis, he studied mechanisms of solvent effects on protein stability and solubility and helped to develop the preferential interaction theory to explain the stabilizing effects of excipients such as sugars. He received his Ph.D. in Biochemistry in 1977 from Osaka Prefectural University.

William F. Bennett, Ph.D. is a Principal of Bioscope Associates LLC. Until 2009, he was Sr. Director of Regulatory Policy at Genentech and led the Genentech Biosimilars working group. He was at Genentech for 18 years altogether, having held high-level positions in Research, Bioprocess Development and Regulatory Affairs. He helped guide Genentech over many years through his participation on the Research Review, Product Development, Process Development Review and Appointments and Promotions Committees. During a period away from Genentech, as CSO at Sensus Corporation, he led the research and development of Somavert (a treatment for acromegaly) and was the Vice President of Research at Cor Therapeutics and the Senior Vice President of R&D at Hyseq/Nuvelo. He returned to Genentech in 2003. Dr. Bennett has a B.A. in Chemistry from TCU and a Ph.D. in Biochemistry from the University of Texas Southwestern Medical School. He was named a Distinguished Alumnus of TCU in 2010 and serves on the TCU Science & Engineering Advisory Board.

Andrew J.S. Jones, D. Phil. spent 23 years from 1981 to 2004 at Genentech, initially as a scientist in the Protein Biochemistry Department and the Medical and Analytical Chemistry Department, of which he was the founding Director, from 1983 to 1987. He was also in the Pharmaceutical R&D Department from 1987 to 1994. Since 2004, Dr. Jones has worked as a consultant to various biopharmaceutical companies. He was the Head of the Scientific Advisory Board for Itero Biopharmaceuticals from 2009 to 2011. Dr. Jones obtained his B.A. (Honors) degree in Biochemistry from St. John’s College, Oxford University. He received his D. Phil. degree in Biology from the University of York and performed postdoctoral research at McMaster University, under a Multiple Sclerosis Society of Canada Postdoctoral Research Fellowship and also at Cornell University.

Christos Mantzoros, M.D., D.Sc., Ph.D. h.c. mult. is a Professor of Medicine at Harvard Medical School and at the Boston University School of Medicine. He serves as the Chief of Endocrinology, Diabetes and Metabolism at the Boston VA Healthcare System. Dr. Mantzoros obtained an M.D. and D. Sc. from the University of Athens Medical School, a Master’s in Clinical Epidemiology from Harvard School of Public Health and a Master’s in Medical Sciences (Clinical Investigation) from Harvard Medical School. Dr. Mantzoros was also awarded two honorary Ph.D. degrees from Aristotle University of Thessaloniki in 2012 and the University of Patras in 2014. He has received board certification in Internal Medicine, Endocrinology, Diabetes and Metabolism and in Clinical Nutrition. Dr. Mantzoros is the scientific co-founder of InteKrin Metabolic Therapeutics. He serves as the Editor-in-Chief of Metabolism, Clinical and Experimental, and is on the Editorial Board of several journals.

James A. Miller, Ph.D. is currently an independent consultant to the biopharmaceutical industry. Dr. Miller was recently Vice President of Process Development at Insmed, Inc., where he was involved with the sale of the company to Merck, Inc., with whom he continued to work as Senior Director of Process Development at the newly formed entity, Merck Boulder. From 2000 to 2003, Dr. Miller was Executive Vice President and co-founder of Saronyx, Inc., a company that developed web-enabled interfaces for data exchange between pharmaceutical development specialists and contract research organizations. From 1998 to 2000, he was Senior Director of Preclinical Development at Regeneron Pharmaceuticals, Inc., where he was responsible for the departments of pharmacology, pharmacokinetics, analytical assay and drug formulation/stability. From 1987 to 1998, Dr. Miller worked at Amgen in a number of roles, including founding the neurobiology department and undertaking leadership of the BDNF development team. Dr. Miller received his B.S. degree in Biology from the University of Oregon and a Ph.D. in Chemistry from the California Institute of Technology. He also received postdoctoral training in Physiology at the University of Colorado Medical School and the Yale University School of Medicine.

Carl Ware, Ph.D. is a Director and Professor at the Infectious and Inflammatory Disease Center at the Sanford-Burnham Medical Research Institute. Dr. Ware is a leading immunologist and virologist internationally recognized for his scientific discoveries and advances in the study of the immune system that are leading to new therapeutics for autoimmune and viral diseases and cancer. Dr. Ware attended the University of California, Irvine, where he began his scientific research career by studying tumor destroying cytokines with Professor Gale A. Granger. From 1979 to 1981, Dr. Ware studied membrane biochemistry and the complement system with Dr. W. Kolb at the University of Texas Health Science Center in San Antonio. In 1981, Dr. Ware joined the research groups of Dr. Jack Strominger and Dr. Tim Springer at Dana-Farber Cancer Institute, Harvard Medical School. Dr. Ware established his own research laboratory in 1982 as an assistant professor of Immunology in the Biomedical Sciences Program at the University of California, Riverside, advancing to full professor in 1993. In 1996, Dr. Ware joined the prestigious La Jolla Institute for Allergy and Immunology as head of the Division of Molecular Immunology. Dr. Ware holds a joint appointment as professor in the Department of Biology at the University of California, San Diego. In 2010, Dr. Ware was recruited to the Sanford Burnham Medical Research Institute in La Jolla as director of the Infectious and Inflammatory Diseases Center. Dr. Ware received his Ph.D. in Molecular Biology and Biochemistry in 1979 from University of California, Irvine.

Director Independence

Our board of directors currently consists of eight members. Our board of directors has determined that all of our directors, other than Messrs. Lanfear and Richards and Dr. Troendle, qualify as “independent” directors in accordance with The NASDAQ Global Market, or NASDAQ, listing requirements. Mr. Lanfear is not considered independent because he is an employee of our company. Mr. Richards is not considered independent because he has served as an executive officer of Catalyst Advisors, LP and Levin & Company, Inc. which has provided executive search services to us. Dr. Troendle is not considered independent because he is a founder and chief executive officer of Medpace, Inc., a company that has provided clinical research services to us. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Board Composition

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms as set forth below. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

•	the Class I directors will be Christos Richards and August J. Troendle, M.D., and their terms will expire at the annual meeting of stockholders to be held in 2015;
•	the Class II directors will be V. Bryan Lawlis, Mary T. Szela and Ali J. Satvat, and their terms will expire at the annual meeting of stockholders to be held in 2016; and
•	the Class III directors will be Dennis M. Lanfear, Mats Wahlström and James I. Healy, M.D., Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2017.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.

Leadership Structure of the Board

Our bylaws and corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer and/or the implementation of a lead director in accordance with its determination that utilizing one or the other structure would be in the best interests of our company. Mr. Lanfear currently serves as the Chairman of the Board and Mr. Wahlström currently serves as the lead independent director of the board. All of our directors are encouraged to make suggestions for board of director’s agenda items of pre-meeting materials. In addition, in his role as lead independent director, Mr. Wahlström presides over the executive sessions of the board of directors in which Mr. Lanfear, as the Chief

Executive Officer, does not participate and serves as a liaison to management on behalf of the independent members of the board of directors.

Our board of directors has concluded that our current leadership structure is appropriate at this time. However, our board of directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures and considers and approves or disapproves any related-persons transactions. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee:

•	appoints our independent registered public accounting firm;

•	evaluates the independent registered public accounting firm’s qualifications, independence and performance;

•	determines the engagement of the independent registered public accounting firm;

•	reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements;

•	approves the retention of the independent registered public accounting firm to perform any proposed permissible audit and non-audit services;

•	monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

•

is responsible for reviewing our consolidated financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the Securities and Exchange Commission, or SEC;

•	reviews our critical accounting policies and estimates; and

•	annually reviews the audit committee charter and the committee’s performance.

The current members of our audit committee are Mats Wahlström, James I. Healy, M.D., Ph.D. and Ali J. Satvat. Mr. Wahlström serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The NASDAQ Global Market. Our board of directors has determined that Mats Wahlström is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of The NASDAQ Global Market. Under the rules of the SEC and The NASDAQ Global Market, members of the audit committee must also meet heightened independence standards. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement of which this prospectus forms a part. Our board of directors has determined that each of Messrs. Wahlström and Satvat and Dr. Healy are independent under the applicable rules of the SEC and The NASDAQ Global Market. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The NASDAQ Global Market.

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The compensation committee reviews and recommends corporate goals and objectives relevant to compensation of our President and Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and recommends to our board of directors the compensation of these officers based on such evaluations. The compensation committee also recommends to our board of directors the issuance of stock options and other awards under our stock plans. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter. The current members of our compensation committee are James I. Healy, M.D., Ph.D., V. Bryan Lawlis, Ph.D. and Mary T. Szela. Dr. Healy serves as the chairperson of the committee. Each of the members of our compensation committee is independent under the applicable rules and regulations of The NASDAQ Global Market, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). The compensation committee operates under a written charter.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the size and composition of our board of directors. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our board of directors concerning governance matters. The current members of our nominating and corporate governance committee are Mats Wahlström, Christos Richards and Mary T. Szela. Mr. Wahlström serves as the chairperson of the committee. Each of Mr. Wahlström and Ms. Szela is an independent director under the applicable rules and regulations of The NASDAQ Global Market relating to nominating and corporate governance committee independence. The nominating and corporate governance committee operates under a written charter.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2014, our compensation committee consisted of Christos Richards, and August J. Troendle, M.D. Mr. Richards served as the chairperson of the compensation committee. None of the members of our compensation committee have at any time been one of our officers or employees. None of our executive officers currently serves, or has in the past fiscal year served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Board Diversity

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity;

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a board member or executive officer of another publicly held company;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.coherus.com. We expect that any substantive amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Limitation on Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law.

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered or intend to enter into indemnification agreements with each of our directors, officers and certain employees. These agreements provide for the indemnification of our directors, officers and certain employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe that these provisions in our amended and restated certificate of incorporation and amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We will also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 11.	Executive Compensation

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for fiscal year 2014 were as follows:

•	Dennis M. Lanfear, President, Chief Executive Officer and Chairman of the Board;

•	Jean-Frédéric Viret, Ph.D. , Chief Financial Officer;

•	Alan C. Herman, Ph.D., Chief Scientific Officer; and

•	George Montgomery, Former Chief Financial Officer.

Summary Executive Compensation

The following table shows information regarding the compensation of our named executive officers for services performed for the two year period ended December 31, 2014 and 2013.

Name and Principal Positions	Year	Salary($)	Bonus($)	Option Awards($)(2)		Non-Equity Incentive Plan Compensation(3)	All Other Compensation($)(1)	Total($)
Dennis M. Lanfear	2014	450,154	—	4,670,578		506,250	37,490	5,664,472
President, Chief Executive Office and Chairman of the Board	2013	400,000	337,625	638,063		—	3,921	1,379,609
Jean-Frédéric Viret, Ph.D. (4)	2014	102,449	—	1,469,729		35,959	658	1,608,795
Chief Financial Officer
Alan C. Herman, Ph.D.	2014	352,217	—	1,951,129		105,000	51,648	2,459,994
Chief Scientific Officer	2013	296,120	105,115	121,232		—	321	522,788
George Montgomery	2014	272,692	—	3,596,517	(5)	87,500	94,511	4,051,220
Former Chief Financial Officer (6)

(1)	Amounts in this column consists of the following:

	Year	Non-cash holiday gifts ($)	Tax gross up for non-cash holiday gifts ($)	Reimbursement of Company-sponsored health club membership fees ($)	Reimbursement for personal concierge physician services ($)	Forgiveness of notes payable ($)	Separation-related payments ($)	Total all other compensation ($)
Dennis M. Lanfear	2014	368	—	1,800	—	35,322	—	37,490
	2013	212	109	1,800	1,800	—	—	3,921
Jean-Frédéric Viret, Ph.D.	2014	368	—	290	—	—	—	658
Alan C. Herman, Ph.D.	2014	368	—	—	—	51,280	—	51,648
	2013	212	109	—	—	—	—	321
George Montgomery	2014	—	—	—	—	—	94,511	94,511

Forgiveness of notes payable constitutes amounts that were owed to our company by the executive pursuant to promissory notes that were forgiven prior to the initial public offering of our common stock.  For Mr. Montgomery, separation-related payments include: (i) $87,501 in consulting fees paid to Mr. Montgomery pursuant to a separation agreement entered into between the Company and Mr. Montgomery in connection with Mr. Montgomery’s termination on November 1, 2014, and (ii) $7,010 represents continued healthcare payments pursuant to Mr. Montgomery’s separation agreement.

(2)

Amount represents the grant date fair value of common stock warrants and options granted during the year ended December 31, 2014 and 2013 as calculated in accordance with ACS Topic 718. See note 10 and 12 of the audited consolidated financial statements included in this Annual Report on Form 10K for the assumptions used in calculating these amounts.

(3)

Amounts reported in the “Non-Equity Incentive Plan Compensation” column represent cash amounts paid under our bonus program, a non-equity incentive program for the achievement of corporate operating goals/performance, as described under the section entitled “Terms and Conditions of Annual Bonuses” below .

(4)	Dr. Viret commenced employment with us on September 22, 2014.
(5)	Amount includes $1,163,092 which represents the fair value attributable to the acceleration and extended exercisability of stock option awards pursuant to Mr. Montgomery's separation agreement.
(6)	Mr. Montgomery’s employment with the Company terminated on November 1, 2014.

Outstanding Equity Awards at 2014 Fiscal Year End – Granted to Executives

The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2014.

			Option Awards (1)				Stock Awards
Executive Officers	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dennis M. Lanfear	10/12/2010	(3)	29,994	—	0.008	10/11/2020
	04/19/2011	(2)	303,466	27,588	0.417	07/17/2021
	07/20/2013	(3)	106,228	193,712	1.417	11/21/2023
	03/11/2014	(3)	168,632	730,745	1.667	03/10/2024
Jean-Frédéric Viret, Ph.D.	09/22/2014	(2)	—	134,973	13.500	11/05/2024
Alan C. Herman, Ph.D.	04/19/2011	(2)	96,732	8,794	0.417	07/17/2021
	04/18/2011	(4)					21,245	346,718	(5)
	07/30/2013	(3)	20,183	36,805	1.417	11/21/2023
	03/11/2014	(3)	27,564	119,446	1.667	03/10/2024
George Montgomery (6)	08/13/2012		166,253	—	2.084	11/01/2016
	03/11/2014		12,253	—	1.667	11/01/2016
	05/09/2014		74,984	—	1.667	11/01/2016

(1)	Each stock option was granted pursuant to our 2010 Equity Incentive Plan.
(2)

Unless otherwise noted, options vest as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and  as to 1/48th of the total number of shares subject to the option in monthly installments over the three year period thereafter, subject to continued service with our company through the applicable vesting dates and accelerated vesting under certain circumstances, as described under the section entitled “Terms and Conditions of Employee Arrangements with our NEOs” below.

(3)

Vests as to 1/48th of the total numbers of shares subject to the option in monthly installments over four years measured from the applicable vesting commencement date, subject to continued service with our company through the applicable vesting dates and accelerated vesting under certain circumstances, as described under the section entitled “Terms and Conditions of Employee Arrangements with our NEOs” below.

(4)

The Company's right to repurchase with respect to these shares lapses as to 1/48th of the total number of shares issued on each monthly anniversary of April 18, 2011, subject to Dr. Herman’s continued service with our company through the applicable vesting dates and shall fully lapse upon a change in control of the Company.

(5)	Market value is based on a share price of $16.32, the closing per share price of our common stock on December 31, 2014.
(6)	Mr. Montgomery's employment with the Company terminated on November 1, 2014. All unvested options held by Mr. Montgomery were forfeited upon his termination of employment.

Narrative to 2014 Summary Compensation Table and Outstanding Equity Awards at 2014 Fiscal Year End

Terms and Conditions of Employee Arrangements with our NEOs

Offer Letter Agreements

We have entered into agreements with each of the NEOs in connection with his or her employment with us. These agreements set forth the terms and conditions of employment of each NEO, including base salary, annual bonus, initial equity award grants and standard employee benefit plan participation. Our board of directors or the compensation committee reviews each NEO’s base salary from time to time to ensure compensation adequately reflects the NEO’s qualifications, experience, role and responsibilities.

From January 1, 2014 through February 28, 2014, Messrs. Lanfear and Montgomery, and Dr. Herman received annual base salaries of $400,000, $287,500, and $325,000, respectively. On March 1, 2014, Messrs. Lanfear and Montgomery, and Dr. Herman received an annual base salary increase to $450,000, $350,000 and $350,000, respectively. From Dr. Viret’s employment commencement date of September 22, 2014, he received an annual base salary of $350,000 prorated through December 31, 2014. In addition, Mr. Lanfear and Dr. Herman were eligible for annual bonuses targeted at 75% and 30% of their base salaries, respectively. Accordingly, Dr. Viret’s was eligible for annual bonus targeted at 30% of his base salary prorated from his start date to December 31, 2014. In connection with his separation agreement, Mr. Montgomery’s annual bonus was to be paid out at 30% of his base salary prorated through November 1, 2014.

Under Mr. Lanfear’s offer letter, in the event Mr. Lanfear is terminated without “Cause” (as defined below), other than during the 12-month period commencing upon a “Change of Control” (as defined below), he will receive: (i) 12 months’ continuation of base salary, paid in accordance with the Company’s normal payroll practices commencing on the 60th day following such termination; (ii) a sum equal to the product of (A) the per month medical and dental coverage premium pursuant to COBRA and (B) 12, to be paid on the 60th day following such termination; (iii) acceleration of vesting of such number of shares subject to any stock options and equity awards that would have become vested in the 12 months immediately following such termination had Mr. Lanfear remained employed with the Company through such period; and (iv) 12 months following such termination in which to exercise vested options. In the event that Mr. Lanfear is terminated without Cause or resigns for “Good Reason” (as defined below), in either case, within the 12-month period commencing upon a Change of Control, then in addition to the foregoing severance payments and benefits, Mr. Lanfear will receive full accelerated vesting of all stock options and equity awards and he will be entitled to six months following such termination in which to exercise vested options. All such severance payments and benefits are subject to the execution and nonrrevocation of a general release of claims against the Company that becomes effective and irrevocable within 60 days of Mr. Lanfear’s termination.

Under Drs. Herman’s offer letters, in the event the executive is terminated without Cause, other than during the 12-month period commencing upon a Change of Control, he will receive: (i) six months’ continuation of base salary, paid in accordance with the Company’s normal payroll practices commencing on the 60th day following such termination; (ii) a sum equal to the product of (A) the per month medical and dental coverage premium pursuant to COBRA and (B) six, to be paid on the 60th day following such termination; (iii) acceleration of vesting of such number of shares subject to any stock options and equity awards that would have vested in the six months immediately following such termination had the executive remained employed with the Company through such period; and (iv) six months following such termination in which to exercise vested options. In the event that Dr. Herman is terminated without Cause or resigns for Good Reason, in either case, within the 12-month period commencing upon a Change of Control, then in addition to the foregoing severance payments and benefits, he will receive full accelerated vesting of all stock options and equity awards and he will be entitled to six months following such termination in which to exercise vested options. All such severance payments and benefits are subject to the execution of a general release of claims against the Company that becomes effective and irrevocable within 60 days of the executive’s termination.

For the purposes of Mr. Lanfear’s and Drs. Herman’s offer letters, “Cause” generally means the executive’s (i) repeated unexplained or unjustified absence from the Company or gross negligence, willful misconduct or repeated, willful and flagrant insubordination in the performance of the executive’s duties to the Company as directed by the board of directors, which behavior remains uncured more than 30 days following written notice from the board of directors of its reasonable belief that there is Cause for the executive’s termination under this clause (i); (ii) commission of any act of fraud that is related to the executive’s personal gain with respect to the Company; (iii) commission of a felony or a crime causing material harm to the standing and reputation to the Company or affecting the Company in a materially financial way (each of (i), (ii) or (iii) as determined by a unanimous vote of the board of directors); or (iv) the executive’s continued failure, 60 days after the board of directors provides written notice to him, to meet performance standards within the executive’s control and achievable within the Company’s resources, each as reasonably determined by the board of directors and specifying the areas in which the executive’s performance must improve.

For the purposes of Mr. Lanfear’s, and Drs. Herman’s offer letters, “Good Reason” for each of them to resign means the executive’s resignation of employment because any of the following occurs without the executive’s written consent: (i) the material diminution of the executive’s duties and responsibilities; (ii) the material reduction of the executive’s base salary (defined as a greater than a ten percent reduction), but excluding reductions in connection with an across-the-board reduction of all executive officers’ annual base salaries potential by a percentage at least equal by which the executive’s base salary is reduced; or (iii) the material transfer of the executive’s principal place of employment with the Company (defined as more than 40 miles from the executive’s principal place of employment immediately preceding such change); provided, that a resignation is not with Good Reason unless he gives the Company written notice describing such Good Reason event within 30 days after the event first occurs, such event is not corrected by the Company within 30 days after the Company’s receipt of such notice and he terminates the executive’s employment no later than 180 days after the expiration of such correction period.

For the purposes of Mr. Lanfear’s and Drs. Herman’s  offer letters, “Change of Control” means the date of the consummation of (i) the merger or consolidation of the Company by means of any transaction or series of related transactions, provided that the applicable transaction shall not be deemed a Change of Control unless the Company’s stockholders constituted immediately prior to such transaction do not hold more than 50% of the voting power of the surviving or acquiring entity (or its parent) immediately following such transaction; (ii) any transaction or series of related transactions to which the Company is a party in which more than 50% of the Company’s voting power is transferred (taking into account only voting power resulting from stock held by such stockholders prior to such transaction); or (iii) a sale, lease, transfer, exclusive license or other disposition of substantially all of the assets of the Company; provided, however, that a Change of Control shall not include (x) a merger or consolidation with a wholly-owned subsidiary of the Company, (y) a merger effected exclusively for the purpose of changing the domicile of the Company or (z) any transaction or series of transactions principally for bona fide equity financing purposes in which the Company is the surviving corporation.

Montgomery Separation Agreement

On November 1, 2014, we entered into a separation agreement with Mr. Montgomery in connection with his termination of employment with us effective November 1, 2014. Pursuant to the separation agreement, in exchange for a general release of claims against the Company, Mr. Montgomery received: (i) accelerated vesting of 50% of the 149,969 share bonus grant issued to him in March 2014;  (ii) accelerated vesting of all other Company equity awards with respect to such number of shares that would have vested had Mr. Montgomery remained employed with the Company through May 1, 2015; and (iii) extended exercisability of all vested equity awards through November 1, 2016.  Under the separation agreement, Mr. Montgomery was also entitled to receive his 2014 target annual bonus prorated based on 10 months of service.  In connection with his termination, Mr. Montgomery also transitioned into a consulting role with the Company effective November 1, 2014 for a term of one year. Pursuant to the consulting agreement between the Company and Mr. Montgomery, in consideration for the consulting services, Mr. Montgomery receives a monthly consulting fee of $29,167. Also, in return for consulting services, we are also paying Mr. Montgomery monthly healthcare premiums under COBRA for one year.

Terms and Conditions of Annual Bonuses

For 2014, our NEOs were eligible for performance-based cash incentive pursuant to the achievement of certain performance objectives.  For 2014, each of our NEOs’ target bonus, expressed as a percentage of base salary, was as follows: Mr. Lanfear: 75%; Dr. Herman: 30%; Dr. Viret: 30%; and Mr. Montgomery: 30%.  Dr. Viret was eligible for a prorated annual bonus based on the length of his service to the Company in 2014, and Mr. Montgomery was eligible for an annual bonus prorated through November 1, 2014 pursuant to his separation agreement.

During 2014, the board of directors approved a formal bonus program based on the achievement of corporate performance goals in the categories of financial goals and product development goals for CHS-1701, CHS-0214, CHS-1420 and pipeline.  The corporate performance goals were as follows:

•

Financial goals: completion of InteKrin acquisition, completion of a mezzanine financing resulting in greater than $55 million in gross proceeds and completion of initial public offering resulting in greater than $90 million in gross proceeds.

•

CHS-1701 goals: completion of IND amendment, completion of transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway and completion of manufacturing process revision to enable the regulatory pathway transition.

•	CHS-0214 goals: initiation of Phase 3 trials, completion of IND amendment and concurrence with EMA on filing plan and transfer of manufacturing process.
•	CHS-1420 goals: meeting Phase 1 bioequivalence endpoint, completion of regulatory filings and completion of certain manufacturing goals.
•	Pipeline goals: screen for new biosimilar candidates for development and initiate biosimilar cell line development for certain candidates.

In February 2015, our compensation committee determined that the Company had achieved 100% against its 2014 corporate goals.  In determining annual bonus amounts to our NEOs, our compensation committee also made adjustments based on individual performance and contributions to the Company.  The annual bonuses made to our NEOs for fiscal 2014 are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Terms and Conditions of Equity Award Grants

Certain of our NEOs received options to purchase our common stock in fiscal 2014. The table above entitled “Outstanding Equity Awards at 2014 Fiscal Year End” describes the material terms of other option awards made in past fiscal years to our NEOs.

In March 2014, our board of directors granted stock option awards to Messrs. Lanfear, Montgomery and Dr. Herman, covering 899,377, 195,212 and 147,010 shares of our common stock, respectively. These options vest as to 1/48th of the shares subject to the option on each monthly anniversary of the vesting commencement date, such that 100% of the shares subject to the option will be vested and exercisable on the fourth anniversary of the vesting commencement date, subject to the executive’s continuous service to the Company on each applicable vesting date.

In November 2014, our board of directors granted a stock option award to Dr. Viret, covering 134,973 shares of our common stock, respectively. These options vest as to 25% of the total number of shares subject to the option on the first anniversary of the vesting commencement date and as to 1/48th of the total number of shares subject to the option in monthly installments over the three year period thereafter, subject to Dr. Viret’s continued service with our company through the applicable vesting date.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during 2014. Other than as set forth in the table and described more fully below, in 2014 we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our board of directors.

The following table sets forth information for the year ended December 31, 2014 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash	Option Awards($)(1)	All Other Compensation($)(2)	Total($)
James I. Healy, M.D., Ph.D.	—	155,851	—	155,851
V. Bryan Lawlis, Ph.D.	—	360,705	50,000	410,705
Christos Richards	—	221,600	—	221,600
Ali J. Satvat	—	360,705	—	360,705
Mary T. Szela	—	109,290	—	109,290
August J. Troendle, M.D. (3)	—	—	—	—
Mats Wahlström	—	311,525	—	311,525

(1)

Amount represents the grant date fair value of common stock warrants and options granted during the year ended December 31, 2014 as calculated in accordance with ACS Topic 718. See notes 10 and 12 of the audited consolidated financial statements included in this Annual Report on Form 10K for the assumptions used in calculating these amounts.  As of December 31, 2014, our non-employee directors held options to purchase the aggregate number of shares of our common stock set forth in the table below.

Name	Shares Subject to Outstanding Options
James I. Healy, M.D., Ph.D.	29,994
V. Bryan Lawlis, Ph.D.	59,991
Christos Richards	44,991
Ali J. Satvat	29,997
Mary T. Szela	14,997
August J. Troendle, M.D.	8,124
Mats Wahlström	89,982
(2)	Amount represents payments to Dr. Lawlis for serving as chairman of our scientific advisory board during 2014.
(3)	Dr. Troendle did not receive any compensation for service on our board of directors during 2014.

In March 2014, our board of directors approved a director equity compensation policy, or the Director Equity Compensation Policy, that provides for automatic, non-discretionary grants of stock options to our non-employee directors. Under the Director Equity Compensation Policy, each non-employee director will receive an initial grant of an option to purchase 25,000 shares of our common stock upon his or her election or appointment to our board of directors. Each non-employee director will also receive the grant of an option to purchase 20,000 shares of our common stock on the date of each annual meeting of our stockholders. In addition, the chairs of the compensation and audit committees will receive the additional grant of an option to purchase 25,000 and 75,000 shares, respectively, of our common stock on the date of each annual meeting of our stockholders. Each non-employee director who is not affiliated with an institutional investor in our company will also receive the additional grant of an option to purchase 25,000 shares of our common stock on the date of each annual meeting of our stockholders. The initial stock option grant will vest and become exercisable in substantially equal monthly installments over three years, subject to continued service on our board of directors. Otherwise, the stock options granted to our non-employee directors will vest and become exercisable in 48 equal monthly installments, subject to continued service on our board of directors. The vesting of each option held by our non-employee directors will fully accelerate upon a change in control.

In 2014, our non-employee directors received grants of options to purchase shares of our common stock as follows:

•

Dr. Healy received a stock option to purchase 14,997 shares of common stock in connection with his appointment as director and 14,997 shares of common stock in connection with his appointment as the compensation committee chair;

•	Dr. Lawlis received a stock option to purchase 29,997 shares of common stock in connection with his appointment as director;
•	Mr. Richards received a stock option to purchase 14,997 shares of common stock pursuant to the Company’s policy to provide an annual retainer to independent directors;

•	Mr. Satvat received a stock option to purchase 29,997 shares of common stock in connection with his appointment as director;
•	Ms. Szela received a stock option to purchase 14,997 shares of common stock in connection with her appointment as director; and
•

Mr. Wahlström received a stock option to purchase 14,997 shares of common stock pursuant to the Company’s policy to provide an annual retainer to independent directors and a stock option to purchase 44,991 shares of common stock in connection with his appointment as the chairman of our audit committee.

In March 2014, we issued to Mr. Richards a warrant exercisable for up to 26,505 shares of our common stock, with an exercise price of $1.6670 per share, as additional consideration for services provided to us by Mr. Richards in connection with executive search and recruiting services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The percentage of shares beneficially owned is computed on the basis of 33,682,843 shares of our common stock outstanding as of March 20, 2015. Shares of our common stock that a person has the right to acquire within 60 days of March 20, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Coherus BioSciences, Inc., at 201 Redwood Shores Parkway, Suite 200, Redwood City, California.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
KKR Biosimilar L.P. (1)	3,055,055	—	3,055,055	9.07%
Lilly Ventures Fund I, LLC (2)	3,042,019	—	3,042,019	9.03%
Sofinnova Ventures Partners, VII, L.P. (3)	2,893,221	—	2,893,221	8.59%
Daiichi Sankyo Company, Limited (4)	2,867,426	—	2,867,426	8.51%
Entities associated with MX II Associates, LLC (5)	2,500,920	—	2,500,920	7.42%
Entities associated with Venrock Associates VI, LP (6)	2,341,882	—	2,341,882	6.95%
Executive Officers and Directors
Barbara K. Finck, M.D.(7)	26,791	125,198	151,989	*
James I. Healy, M.D., Ph.D.(8)	2,893,313	9,373	2,902,686	8.62%
Alan C. Herman, Ph.D. (9)	514,863	173,335	688,198	2.03%
Dennis M. Lanfear (10)	1,503,526	754,588	2,258,114	6.56%
V. Bryan Lawlis, Ph.D. (11)	—	19,683	19,683	*
Christos Richards (12)	78,836	44,991	123,827	*
Ali J. Satvat (13)	3,055,055	6,874	3,061,929	9.09%
Mary T. Szela (14)	—	3,124	3,124	*
August J. Troendle, M.D. (15)	2,522,790	8,124	2,530,914	7.51%
Mats Wahlström (16)	763,065	68,111	831,176	2.46%
Jean-Frederic Viret, Ph.D.	—	—	—	*
Peter K. Watler, Ph.D. (17)	—	138,738	138,738	*
All directors and executive officers as a group (12 persons)(18)	11,358,239	1,352,139	12,710,378	36.28%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)

The shares are owned directly by KKR Biosimilar L.P. KKR Biosimilar GP LLC is the sole general partner of KKR Biosimilar L.P. KKR Fund Holdings L.P. is the sole member of KKR Biosimilar GP LLC. The general partners of KKR Fund Holdings L.P. are KKR Fund Holdings GP Limited and KKR Group Holdings L.P. The sole shareholder of KKR Fund Holdings GP Limited is KKR Group Holdings L.P. The sole general partner of KKR Group Holdings L.P. is KKR Group Limited. The sole shareholder of KKR Group Limited is KKR & Co. L.P. The sole general partner of KKR & Co. L.P. is KKR Management LLC. The designated members of KKR Management LLC are Messrs. Kravis and Roberts. Each of KKR Biosimilar GP LLC, KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC, and Messrs. Kravis and Roberts disclaim beneficial ownership over all shares held by KKR Biosimilar L.P. except to the extent of their indirect pecuniary interests therein. Ali J. Satvat, who is a member of our board of directors, is an executive of Kohlberg Kravis Roberts & Co.

L.P. and/or one or more of its affiliates. Mr. Satvat disclaims beneficial ownership of all shares held by KKR Biosimilar L.P. except to the extent of his indirect pecuniary interests therein. The address of the entities affiliated with Kohlberg Kravis Roberts & Co. L.P. and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of Messrs. Roberts and Satvat is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(2)

The shares are owned directly by Lilly Ventures Fund I, LLC. Eli Lilly and Company, as Sole Managing Member of Lilly Ventures Fund I, LLC, and pursuant to the LLC Agreement of Lilly Ventures Fund I, LLC, has voting authority with respect to shares owned by Lilly Ventures Fund I, LLC. The address of Lilly Ventures Fund I, LLC is 115 West Washington Street, Suite 1680 — South, Indianapolis, IN 46204.

(3)

The shares are owned directly by Sofinnova Venture Partners VII, L.P., or SV VII. Sofinnova Management VII, L.L.C., or SV VII LLC, the general partner of SV VII, and Dr. Healy, Michael Powell and Eric Buatois, the managing members of SV VII LLC, may be deemed to have shared voting and dispositive power over the shares owned by SV VII. Such persons and entities disclaim beneficial ownership over the shares owned by SV VII except to the extent of any pecuniary interest therein. The address of SV VII is c/o Sofinnova Ventures, 3000 Sand Hill Road, Suite 4-250, Menlo Park, CA 94025.

(4)

The shares are owned directly by Daiichi Sankyo Company, Limited, or Daiichi Sankyo. Daiichi Sankyo is a publicly traded company on the Tokyo Stock Exchange. As of March 31, 2014, Daiichi Sankyo had 110,851 shareholders (none of whom owned or beneficially owned more than 10% of Daiichi Sankyo’s outstanding shares of common stock) and approximately 703,959,767 shares (excluding treasury shares held by Daiichi Sankyo and its consolidated subsidiaries) of common stock outstanding. This beneficial ownership information includes information contained in publicly available records of the filings made by Daiichi Sankyo shareholders regarding their ownership of Daiichi Sankyo’s common stock under the Securities and Exchange Law of Japan. The address of Daiichi Sankyo is 3-5-1 Nihonbashi Honcho, Chuo-Ku, Tokyo 103-8426 Japan.

(5)

Includes (i) 358,428 shares of common stock held by Medpace Investors, LLC, or Medpace Investors, and (ii) 2,142,492 shares of common stock held by MX II Associates LLC, or MX II Associates. August J. Troendle, M.D., is the President of Medpace Investors and the Managing Member of MX II Associates. Voting and dispositive decisions with respect to shares held by Medpace Investors and MX II Associates are made by Dr. Troendle; however, he disclaims beneficial ownership of the shares held by these entities, except to the extent of any pecuniary interest therein. The address of MX II Associates and affiliated entity is c/o Medpace, Inc., 5375 Medpace Way, Cincinnati, OH 45227.

(6)

Consists of (i) 1,364,481 shares of common stock by Venrock Associates VI, L.P., or VA VI, (ii) 370,370 shares of common stock by affiliates of Venrock Associates VI, L.P., or VA VI, (iii) 107,132 shares of common stock by Venrock Partners VI, L.P., or VP VI, (iv) 422,595 shares of common stock held by Venrock Healthcare Capital Partners, L.P., or VHCP, and (v) 77,304 shares of common stock held by VHCP Co-Investment Holdings, LLC, or VHCP Co. Venrock Management VI, LLC, or VM VI, is the sole general partner of VA IV. Venrock Partners Management VI, LLC, or VPM VI, is the sole general partner of VP IV. VHCP Management, LLC, or VHCPM, is the sole general partner of each of VHCP and VHCP Co. VM VI, VPM VI and VHCPM expressly disclaim beneficial ownership over all shares held by VA VI, VP VI, VHCP and VHCP Co, except to the extent of their indirect pecuniary interest therein. Anders D. Hove and Bryan E. Roberts are members of VI VI, VP VI and VHCPM and disclaim beneficial ownership over all shares held by VA VI, VP VI, VHCP and VHCP Co, except to the extent of their indirect pecuniary interests therein. The address of each of the entities is c/o Venrock, 3340 Hillview Avenue, Palo Alto, CA 94304.

(7)	Consists of (i) 26,791 shares of common stock, and (ii) 125,198 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Dr. Finck.
(8)

Consists of the shares held by Sofinnova Venture Partners VII, L.P. Dr. Healy is a managing member of Sofinnova Management VII, L.L.C., the general partner of Sofinnova Venture Partners VII, L.P., and disclaims beneficial ownership of the shares held by Sofinnova Venture Partners VII, L.P., except to the extent of his pecuniary interest therein. Also includes (i) 92 shares of common stock and (ii) 9,373 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015.

(9)

Consists of (i) 300,164 shares of common stock held by Alan C. Herman, Ph.D. and Margaret R. Herman, Trustees of the Herman Trust dated March 16, 2001, (ii) 214,699 common stock held by Alan C. Herman, Ph.D., and (iii) 173,355 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Dr. Herman.

(10)

Consists of (i) 1,344,926 shares of common stock held by Dennis M. Lanfear, as Trustee of the Lanfear Revocable Trust, dated January 27, 2004, as restated, (ii)  86,965 shares of common stock held by offering by Lanfear Capital Advisors, LLC, (iii) 71,635 shares of common stock held by Dennis M. Lanfear, and (iv) 754,588 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Mr. Lanfear.

(11)	Consists of 19,683 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Dr. Lawlis.
(12)	Consists of (i) 78,836 shares of common stock held, and (ii) 44,991 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2014 by Mr. Richards.
(13)

Consists of the shares held by KKR Biosimilar L.P. Mr. Satvat disclaims beneficial ownership of the shares held by KKR Biosimilar L.P., except to the extent of his pecuniary interest therein. Also includes 6,874 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015.

(14)	Consists of 3,124 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2014 by Ms. Szela.
(15)

Consists of the shares described in Note (5) above. Dr. Troendle disclaims beneficial ownership of the shares held by Medpace Investors, LLC and MX II Associates, LLC as described in Note (5) above, except to the extent of his pecuniary interest therein. Also includes (i) 21,870 shares of common stock, and (ii) 8,124 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Dr. Troendle.

(16)

Consists of the shares held by KMG Capital Partners, LLC and Leonard Capital, LLC. Mr. Wahlström disclaims beneficial ownership of the shares held by KMG Capital Partners, LLC and Leonard Capital, LLC, except to the extent of his pecuniary interest therein. Also includes 68,111 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Mr. Wahlström.

(17)	Consists of 138,783 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015 by Dr. Watler.
(18)

Includes (i) 8,449,196 shares held by entities affiliated with certain of our directors and (ii) 12,710,378 shares beneficially owned by our executive officers and directors, which includes the 11,358,239 shares held by such entities and 1,352,139 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 20, 2015.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014, regarding existing compensation plans, under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders(1)(2)	5,770,307	(3)	$2.909	(4)	2,972,500	(5)
Total	5,770,307		$2.909		2,972,500

(1)	Consists of the Coherus Biosciences, Inc. 2014 Equity Incentive Award Plan, 2014 Employee Stock Purchase Plan and 2010 Equity Incentive Plan, as amended.
(2)

The 2014 Equity Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the plan administrator on or prior to the applicable date, equal to the lesser of (A) four percent (4%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 18,846,815 shares of stock may be issued upon the exercise of incentive stock options. The 2014 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the plan administrator on or prior to the applicable date, equal to the lesser of (A) one percent (1%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, no more than 3,520,000 shares of stock may be issued under the 2014 Employee Stock Purchase Plan.

(3)	Consists of shares of common stock underlying outstanding options.
(4)	Represents the weighted average exercise price of outstanding options.
(5)

Includes 320,000 shares that were available for future issuance as of December 31, 2014 under the 2014 Employee Stock Purchase Plan, which allows eligible employees to purchase shares of common stock with accumulated payroll deductions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following is a description of transactions since January 1, 2012 to which we have been a party, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Transaction with Alan Herman, Ph.D.

On December 29, 2014, we remitted to the Internal Revenue Service and State of California tax authorities, employment taxes for Dr. Herman’s portion of federal income tax withholding and Federal Insurance Contributions Act taxes and State of California income tax withholding of an aggregate amount of $1,691,037 (the Tax Obligation Amount), and Dr. Herman provided a binding commitment to pay the Tax Obligation Amount to the Company, pursuant to which he irrevocably committed to sell, assign and transfer to us on July 10, 2015, or on such later date as we may designate (the Sale Date), a number of shares of our common stock having an aggregate fair market value equal to the Tax Obligation Amount as of the Sale Date (the Stock Sale).  Mr. Herman has delivered to our Secretary a duly executed blank irrevocable stock power and upon completion and execution of such irrevocable stock power on the Sale Date, we will become the legal and beneficial owner of such shares.

Sales and Purchases of Securities

Participation in IPO

In connection with our IPO, the underwriters allocated shares of our common stock in the offering to certain of our greater than 5% holders on the same terms as the other shares that were offered and sold in our IPO. These allocations included allocations of 555,556 shares to KKR Biosimilar L.P., 425,926 shares to Sofinnova Venture Partners VII, L.P., 370,370 shares to affiliates of Venrock Associates VI, L.P. and 164,963 shares to Lilly Ventures Fund I, LLC. All of these shares were sold at $13.50 per share, which was the IPO price per share.

Series C Convertible Preferred Stock Financing

In May 2014, we issued an aggregate of 5,488,892 shares of our Series C convertible preferred stock at a price per share of $10.002 for aggregate net proceeds of $54.7 million to 35 accredited investors and 1,058,089 shares of Series C convertible preferred stock which were issued pursuant to a conversion from $10.6 million aggregate principal and associated accrued interest in convertible notes issued in our 2013 bridge financing. In addition, we issued 9,997 shares of Series C convertible preferred stock in exchange for services. The table below sets forth the number of shares of Series C convertible preferred stock sold to our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series C Convertible Preferred Stock	Aggregate Purchase Price($)
KKR Biosimilar L.P. (1)	2,499,499	24,999,996
Venrock Associates VI, L.P. (2)	1,111,286	11,115,102
Lilly Ventures Fund I, LLC (3)	543,101	5,432,106
MX II Associates, LLC (4)	266,502	2,665,554
Sofinnova Venture Partners VII, L.P. (5)	149,970	1,500,000
Helix Founders’ Fund, L.P. (6)	53,299	533,106
KMG Capital Partners, LLC (7)	79,950	799,662
Caduceus Medical Holdings, LLC (7)	26,649	266,550
Leonard Capital, LLC (7)	10,572	105,750
Barbara K. Finck, M.D.	5,286	52,872
Lanfear Capital Advisors, LLC (8)	5,286	52,872
Surazal Limited Partnership (9)	2,643	26,436
Christos Richards	2,624	26,250
George G. Montgomery (10)	2,643	26,436

(1)	Ali J. Satvat, who is a member of our board of directors, is an executive of Kohlberg Kravis Roberts & Co. L.P., which is an entity affiliated with KKR Biosimilar L.P.
(2)	Includes 44,508 shares purchased by Venrock Partners VI, L.P., 422,595 shares purchased by Venrock Healthcare Capital Partners, L.P. and 77,304 shares purchased by VHCP Co-Investment Holdings, LLC.
(3)	S. Edward Torres, who was previously on our board of directors, is a Managing Director of LV Management Group, LLC, which is an entity affiliated with Lilly Ventures Fund I, LLC.
(4)	August J. Troendle, M.D. who is a member of our board of directors, is Chief Executive Officer, President and Chairman of Medpace, Inc., and is the Managing Member of MX II Associates, LLC.
(5)	James I. Healy, M.D., Ph.D. who is a member of our board of directors, is a managing member of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova Venture Partners VII, L.P.
(6)	Graham K. Crooke, MB.BS., who was formerly on our board of directors, is a General Partner of Helix Founders Fund, L.P.
(7)

Mats Wahlström, who is a member of our board of directors, is Chairman of Caduceus Medical Holdings, LLC and Chief Executive Officer and Chairman of KMG Capital Partners, LLC and of Leonard Capital, LLC.

(8)	Dennis M. Lanfear, who is our Chief Executive Officer and Chairman of our board of directors, is President of Lanfear Capital Advisors, LLC.
(9)	Michael Lazarus, M.D. who was previously on our board of directors, is affiliated with Surazal Limited Partnership.
(10)	George G. Montgomery was previously our Chief Financial Officer.

Repurchase of Common Stock

In March 2014, we repurchased shares of our common stock from certain of our directors, executive officers or holders of more than 5% of our common stock at a repurchase price per share equal to the original issuance price of $0.0083 per share, as set forth below:

Name	Number of Shares of Common Stock	Aggregate Purchase Price ($)
Dennis M. Lanfear	119,976	1,000
Stephen C. Glover	59,988	500
Douglas H. Farrar	59,988	500

InteKrin Therapeutics Inc. Acquisition

In February 2014, we acquired InteKrin Therapeutics Inc. Total consideration for the acquisition of InteKrin was $5.0 million and consisted of: (a) the issuance of 716,645 shares of Series B convertible preferred stock with a fair value of $2.7 million, (b) the assumption of a convertible note of InteKrin payable to Sofinnova Venture Partners VII, L.P., which was concurrently paid off by issuing 243,841 shares of our Series B convertible preferred stock with a fair value of $1.0 million, (c) a cash payment of $1,485 and

(d) contingent consideration with a fair value of $1.3 million at the acquisition date. Shareholders of InteKrin include Dennis M. Lanfear, Sofinnova Venture Partners VII, L.P. and Vivo Ventures Fund V, L.P. and its affiliated funds. At the time of our acquisition of InteKrin, Dennis M. Lanfear was a director of InteKrin, and Dennis M. Lanfear, Michael A. Nazak and Graham K. Crooke, MB.BS., were directors of ZAO InteKrin, a subsidiary of InteKrin.

The table below sets forth the number of shares of Series B convertible preferred stock issued as consideration in the acquisition to our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series B Convertible Preferred Stock
Sofinnova Venture Partners VII, L.P. (1)	384,392
Dennis M. Lanfear (2)	6,526
James I. Healy, M.D., Ph.D.	47

(1)	James I. Healy, M.D., Ph.D. who is a member of our board of directors, is a managing member of Sofinnova Management VII, L.L.C., which is the general partner of Sofinnova Venture Partners VII, L.P.
(2)

Includes 3,312 shares received by Dennis M. Lanfear, 3,193 shares received by Dennis M. Lanfear, as Trustee of the Lanfear Revocable Trust, dated January 27, 2004, as restated and 21 shares received by Lanfear Capital Advisors, LLC.

2013 Issuance of Warrants to Purchase Series B Convertible Preferred Stock

In July, August and September 2013, as part of a bridge financing, we issued warrants to purchase up to a maximum of 4,279,620 shares of our Series B convertible preferred stock at a price per share of $0.0167 to the below directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof in connection with a convertible note financing. In May 2014, all of the principal and accrued interest under the convertible notes issued in this financing converted into shares of our Series C convertible preferred stock and all of the warrants were exercised for shares of Series B convertible preferred stock.

The table below sets forth the number of shares of Series B convertible preferred stock issued to our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof pursuant to their exercise of the warrants:

Name	Number of Shares of Series B Convertible Preferred Stock from Warrants
Lilly Ventures Fund I, LLC (1)	1,182,813
MX II Associates, LLC (2)	1,075,284
Venrock Associates VI, L.P.	860,227
KMG Capital Partners, LLC (3)	322,585
Helix Founders’ Fund, L.P. (4)	215,056
Caduceus Medical Holdings, LLC (3)	107,528
Leonard Capital, LLC (3)	43,011
Barbara K. Finck, M.D.	21,505
Lanfear Capital Advisors, LLC (5)	21,505
Christos Richards	10,752
George G. Montgomery (6)	10,752
Surazal Limited Partnership (7)	10,752

(1)	S. Edward Torres, who was previously on our board of directors, is a Managing Director of LV Management Group, LLC, which is an entity affiliated with Lilly Ventures Fund I, LLC.
(2)	August J. Troendle, M.D., who is a member of our board of directors, is Chief Executive Officer, President and Chairman of Medpace, Inc. and is the Managing Member of MX II Associates, LLC.
(3)

Mats Wahlström, who is a member of our board of directors, is Chairman of Caduceus Medical Holdings, LLC and Chief Executive Officer and Chairman of KMG Capital Partners, LLC and of Leonard Capital, LLC.

(4)	Graham K. Crooke, MB.BS, who was previously on our board of directors, is a General Partner of Helix Founders’ Fund, L.P.
(5)	Dennis M. Lanfear, who is our Chief Executive Officer and Chairman of our board of directors, is President of Lanfear Capital Advisors, LLC.
(6)	George G. Montgomery was previously our Chief Financial Officer.
(7)	Michael Lazarus, M.D., who was previously on our board of directors, is affiliated with Surazal Limited Partnership.

In January 2012, we issued an aggregate of 3,225,854 shares of our Series B convertible preferred stock at a price per share of $6.9749 for aggregate net proceeds of approximately $20.3 million to 18 accredited investors and 1,524,134 shares of Series B convertible preferred stock which we issued pursuant to a conversion from $10.6 million aggregate principal and accrued interest in convertible notes issued in our 2011 bridge financing. In addition, we issued 501,799 shares of Series B convertible preferred stock in exchange for services. In December 2012, we issued an additional 2,872,442 shares of our Series B convertible preferred stock in additional closings, of which 1,725,472 shares were issued in exchange for services. The table below sets forth the number of shares of Series B convertible preferred stock sold to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof:

Name	Number of Shares of Series B Convertible Preferred Stock	Aggregate Purchase Price($)
Daiichi Sankyo Company, Limited	2,867,426	19,999,999
Cook Pharmica LLC	2,150,569	14,999,999
Medpace, Inc. (1)	731,670	5,103,330
Lilly Ventures Fund I, LLC (2)	722,113	5,036,666
Oasis Investing Limited (3)	573,485	3,999,999
Olsen International Limited (4)	573,485	3,999,999
Helix Founders’ Fund, L.P. (5)	147,976	1,032,117
Leonard Capital, LLC (1)	74,649	520,665
Caduceus Medical Holdings, LLC (1)	73,023	509,330
Dennis M. Lanfear	11,196	78,096
Douglas H. Farrar	8,957	62,476
Stephen C. Glover	8,957	62,476
Alan C. Herman Ph.D.	5,224	36,443
Stuart E. Builder, Ph.D. (6)	4,478	31,240
Christos Richards	1,491	10,405
Surazal Limited Partnership (7)	1,429	9,970

(1)

Includes 373,242 shares purchased by MX II Associates LLC and 358,428 shares purchased by Medpace, Inc. August J. Troendle, M.D., who is a member of our board of directors, is Chief Executive Officer, President and Chairman of Medpace, Inc. and is the Managing Member of MX II Associates, LLC.

(2)	S. Edward Torres, who was previously on our board of directors, is a Managing Director of LV Management Group, LLC, which is an entity affiliated with Lilly Ventures Fund I, LLC.
(3)	Oasis Investing Limited is an affiliated entity of Orox Pharmaceuticals B.V.
(4)	Olsen International Limited is an affiliated entity of Orox Pharmaceuticals B.V.
(5)	Graham K. Crooke, MB.BS, who was previously on our board of directors, is a General Partner of Helix Founders’ Fund, L.P.
(6)	Stuart E. Builder, Ph.D. was previously on our board of directors.
(7)	Michael Lazarus, M.D., who was previously on our board of directors, is affiliated with Surazal Limited Partnership.

Issuance of Unsecured Promissory Notes

In December 2011, we issued unsecured promissory notes bearing interest at 0.2% per annum to certain of our directors, executive officers or holders of more than 5% of our common stock in approximately the amounts set forth below in connection with, and to facilitate, their purchase of our common stock:

Name	Principal Amount of Unsecured Promissory Note ($)
Alan C. Herman, Ph.D.	51,032
Dennis M. Lanfear	35,151
Stephen C. Glover	21,380
Douglas H. Farrar	25,122

In March 2013, our board of directors approved the forgiveness of all outstanding principal and accrued interest under the unsecured promissory note issued to Mr. Glover. In May 2014, our board of directors approved the forgiveness of all outstanding principal and accrued interest under the unsecured promissory notes issued Messrs. Lanfear and Farrar and Dr. Herman.

Daiichi Sankyo Company, Limited License Agreement

Under the Daiichi License Agreement, we granted Daiichi Sankyo Company, Limited, or Daiichi Sankyo, exclusive rights to CHS-0214 (our etanercept (Enbrel) biosimilar candidate) and a rituximab (Rituxan) biosimilar candidate in the territory of Japan, Taiwan and South Korea, with an option to expand the licensed rights to include China, and an option to manufacture the products for these licensed territories. In exchange for these rights, Daiichi Sankyo made an upfront equity investment of $20.0 million in the company, paid us an upfront fee, and agreed to pay us royalties based on a percentage of net sales of licensed products in the licensed territory. If we are manufacturing product for Daiichi Sankyo, we are eligible to receive an increased royalty reflecting our manufacturing costs. Daiichi Sankyo terminated its rights to CHS-0214 in Taiwan and South Korea in May 2012, declined to expand its licensed rights to China in August 2012 and terminated its rights to a rituximab biosimilar candidate in July 2014.

Under the memoranda of understanding, we agreed to specific cost share responsibilities with Daiichi Sankyo based upon percentages of estimated costs. For more information about our collaboration with Daiichi Sankyo, see Business Section “Collaboration and License Agreements – License Agreement with Daiichi Sankyo Company, Limited”  within this Annual Report on Form 10-K.

Engagements with Catalyst Advisors LP and Levin & Company, Inc.

Christos Richards, a member of our board of directors and our compensation committee, is a partner in Catalyst Advisors LP, or Catalyst, an executive search firm. We retained Catalyst in 2014 to perform executive search and recruiting services. During the year ended December 31, 2014, the total amount invoiced to us by Catalyst for these services was approximately $854,000 including expense reimbursements, and the total amount paid by us to Catalyst for these services during this period was approximately $764,000. Prior to 2014, Mr. Richards was Chief Executive Officer of Levin & Company, Inc. or Levin, an executive search firm. We retained Levin during the period of January 1, 2011 through December 31, 2013 to perform executive search and recruiting services. The total amount paid by us to Levin for these services in this period, including expense reimbursement, was approximately $254,000.

In March 2014, we issued to Mr. Richards a warrant exercisable for up to 26,505 shares of our common stock, with an exercise price of $1.6670 per share, as additional consideration for services provided to us by Mr. Richards in connection with these engagements.

Medpace, Inc. Master Services Agreement

In January 2012, we entered into a Master Services Agreement with Medpace, Inc., or Medpace, a contract research organization, or CRO, under which we engage Medpace to perform certain CRO services related to the design and execution of clinical development programs. August J. Troendle, M.D., who is a member of our board of directors, is Chief Executive Officer, President and Chairman of Medpace, Inc. and is the Managing Member of MX II Associates, LLC. Prior to the consummation of this offering, MX II Associates, LLC is a beneficial owner of more than 5% of our common stock. In August 2014 we executed a task order with Medpace to cover the in life management of the Phase 3 rheumatoid arthritis study (a Phase 3, double-blind, randomized, parallel-group, active-control study to compare the efficacy and safety of CHS-0214 versus Enbrel in subjects with rheumatoid arthritis and inadequate response to treatment with methotrexate). In September 2014 we executed a task order with Medpace to cover the in life management of the Phase 3 chronic plaque psoriasis study (a Phase 3, double-blind, randomized, parallel-group, active-control study to compare the efficacy and safety of CHS-0214 versus Enbrel in subjects with chronic plaque psoriasis). The Master Services Agreement with Medpace provides for a minimum fee commitment of $35.0 million for clinical trial services which is further discussed in Note 8 of the Consolidated Financial Statements in this Annual Report on Form 10-K. As of December 31, 2014, $20.7 million of the services related to the fee commitment under this agreement has been performed or paid for.

Cook Pharmica LLC Clinical Supply Agreement

In January 2012, we entered into a Clinical Supply Agreement with Cook Pharmica LLC, or Cook, a contract manufacturing organization, or CMO, under which Cook agreed to perform certain manufacturing services related to supplying products for use in our clinical studies, in exchange for up to $10 million of Series B convertible preferred stock. We have entered into commitments to use Cook to meet our initial commercial supply needs for certain of our products, including one of our lead products, CHS-1420. Cook was a beneficial owner of more than 5% of our common stock for a portion of the period beginning January 1, 2011. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s stock; therefore, as of December 31, 2014, Cook was no longer considered a beneficial owner of more than 5% of our common stock.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy, to be effective upon the consummation of this offering, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. As provided by our audit committee charter to be effective upon completion of this offering, our audit committee will be responsible for reviewing and approving any related person transaction and in doing so will consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our board of directors currently consists of eight members. Our board of directors has determined that all of our directors, other than Messrs. Lanfear and Richards and Dr. Troendle, qualify as “independent” directors in accordance with The NASDAQ Global Market, or NASDAQ, listing requirements. Mr. Lanfear is not considered independent because he is an employee of our company. Mr. Richards is not considered independent because he has served as an executive officer of Catalyst Advisors, LP and Levin & Company, Inc. which provided executive search services to us. Dr. Troendle is not considered independent because he is a founder and chief executive officer of Medpace, Inc., a company that has provided clinical research services to us. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14.	Principal Accounting Fees and Services

The following information sets out the fees for professional services rendered by our independent registered public accounting firm, Ernst & Young LLP, during the fiscal years 2014 and 2013:

Service Category	2014	2013
Audit fees	$508,000	$10,000
Audit - related fees	—	—
Tax fees	—	—
All other fees	1,863,000	—
Total	$2,371,000	$10,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of the Company’s 2014 and 2013 financial statements, the review of quarterly financial statements, and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements, such as advisory on Sarbanes-Oxley compliance; “tax services fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, and, for the year ended December 31, 2014, includes fees of $1.7 million that were billed in connection with the filing of our Registration Statements on Form S-1.

To help ensure the independence of the independent registered public accounting firm, the audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by the independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the audit committee. The audit committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full audit committee at its next regulatory schedule meeting.

All of the services provided by Ernst & Young LLP described in the tables above were approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
	(2)

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

	(3)	We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: March 23, 2015	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M Lanfear and Jean-Frédéric Viret, his attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2015

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2015

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	March 23, 2015

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	March 23, 2015

/s/ Christos Richards Christos Richards	Director	March 23, 2015

/s/ Ali J. Satvat Ali J. Satvat	Director	March 23, 2015

/s/ August J. Troendle, M.D. August J. Troendle, M.D.	Director	March 23, 2015

/s/ Mats Wahlström Mats Wahlström	Director	March 23, 2015

/s/ Mary T. Szela Mary T. Szela	Director	March 23, 2015

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Third Amended and Restated Investor Rights Agreement, dated as of May 9, 2014 by and among Coherus BioSciences, Inc. and certain investors named therein.	S-1	9/25/2014	4.3

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2(a)†	License Agreement, effective August 30, 2013, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1/A	10/20/2014	10.2(a)

10.2(b)†	First Amendment to License Agreement, effective February 7, 2014, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.2(b)

10.3†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.4†	Non-Exclusive License Agreement, effective July 10, 2013, by and between Genentech, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.4

10.5†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.6†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.7	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.8(a)	Office Lease, effective September 26, 2011, by and between CA-Towers at Shores Center Limited Partnership and BioGenerics, Inc.	S-1	9/25/2014	10.8(a)

10.8(b)	First Amendment to the Office Lease, effective May 17, 2012, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(b)

10.8(c)	Second Amendment to the Office Lease, effective September 11, 2013, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(c)

10.8(d)	Third Amendment to the Office Lease, effective February 4, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(d)

10.8(e)	Fourth Amendment to the Office Lease, effective May 1, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(e)

10.8(f)	Fifth Amendment to the Office Lease, effective December 10, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	8-K	12/11/2014	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.9(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.9(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.10(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.11(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.11(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.11(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.12#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.13#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.14#	Separation Agreement, effective June 30, 2014, by and between Stephen C. Glover and Coherus BioSciences, Inc.	S-1	9/25/2014	10.14

10.15†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.16(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.16(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.16(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.16(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.16(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.17(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.17(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.17(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.17(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.