Form 10-Q
period 2015-03-31
Coherus BioSciences, Inc.
filed 2015-05-11
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, 37,841,347 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM I. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,136	$150,392
Restricted cash	60	60
Receivables from collaboration and license agreement	2,015	2,417
Notes receivable	1,837	1,815
Prepaid assets	20,114	20,485
Other assets	3,044	2,276
Other assets - related party	1,691	1,691
Total current assets	143,897	179,136
Property and equipment, net	5,104	4,472
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	589	50
Total assets	$153,153	$187,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,871	$8,778
Accounts payable - related parties	3,723	2,020
Accrued liabilities	13,271	11,231
Advance payments under license agreement	1,192	1,192
Deferred revenue	22,800	22,800
Contingent consideration	—	5,710
Other liabilities	56	52
Total current liabilities	51,913	51,783
Deferred revenue, non-current	34,403	39,899
Contingent liability to collaborator	27,650	27,650
Contingent consideration, non-current	860	785
Other liabilities, non-current	334	347
Total liabilities	115,160	120,464
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000 at March 31, 2015; Shares issued and outstanding: no shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000 at March 31, 2015; Shares issued and outstanding: 33,701,017 and 33,257,978 at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	266,246	254,048
Accumulated other comprehensive loss	(648)	(525)
Accumulated deficit	(227,450)	(186,725)
Total Coherus stockholders' equity	38,151	66,801
Non-controlling interest	(158)	(44)
Total stockholders' equity	37,993	66,757
Total liabilities and stockholders’ equity	$153,153	$187,221

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Collaboration and license revenue	$5,810	$3,090
Collaboration and license revenue - related party (1)	—	506
Total revenue	5,810	3,596
Operating expenses:
Research and development (includes related party of $11,481 and $4,265 for the three months ended March 31, 2015 and 2014, respectively)	36,467	13,936
General and administrative (includes related party of $66 and $0 for the three months ended March 31, 2015 and 2014, respectively)	6,091	3,421
Total operating expenses	42,558	17,357
Loss from operations	(36,748)	(13,761)
Interest expense (includes related party of $0 and $1,889 for the three months the ended March 31, 2015 and 2014, respectively)	—	(2,741)
Other expense, net	(4,091)	(8,668)
Net loss	(40,839)	(25,170)
Net loss attributable to non-controlling interest	114	—
Net loss attributable to Coherus	$(40,725)	$(25,170)
Net loss per share attributable to Coherus, basic and diluted	$(1.22)	$(6.03)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	33,377,298	4,177,230

(1)	Represents revenue from Daiichi Sankyo Company, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”) on November 12, 2014.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(40,839)	$(25,170)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(123)	(64)
Comprehensive loss	(40,962)	(25,234)
Comprehensive loss attributable to non-controlling interest	114	—
Comprehensive loss attributable to Coherus	$(40,848)	$(25,234)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(40,839)	$(25,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	232	116
Remeasurement of contingent consideration	4,214	—
Remeasurement of convertible preferred stock warrants	—	8,655
Preferred stock issued in exchange for services	—	10
Non-cash interest (income) expense and amortization of (receivable) debt discount	(22)	2,740
Stock-based compensation expense	2,182	3,291
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	402	—
Receivables from related party	—	17
Notes receivable from related parties	—	(1)
Prepaid assets	—	(1,449)
Other current assets	389	—
Other assets	(768)	—
Other assets - non-current	(1)	—
Accounts payable	3,027	3,902
Accounts payable - related parties	1,703	1,905
Accrued and other liabilities	1,944	(2,493)
Deferred revenue	(5,512)	9,387
Advance payments under license agreements with related party	—	1,192
Contingent liability to collaborator	—	12,650
Other liabilities, non-current	(13)	(7)
Net cash (used in) provided by operating activities	(33,062)	14,745
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics, Inc.	—	2,334
Purchases of property and equipment	(1,313)	(260)
Net cash (used in) provided by investing activities	(1,313)	2,074
Financing activities
Proceeds from issuances of common stock upon exercise of stock options	168	10
Repurchase of restricted common stock	—	(2)
Payments of initial public offering costs	(855)
Payments of follow-on offering costs	(42)	—
Net cash (used in) provided by financing activities	(729)	8
Effect of exchange rate changes in cash and cash equivalents	(152)	(64)
Net (decrease) increase in cash and cash equivalents	(35,256)	16,763
Cash and cash equivalents at beginning of period	150,392	39,554
Cash and cash equivalents at end of period	$115,136	$56,317

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

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. The Company has initiated a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which, if positive, the Company believes will support the planned filing of a biologics license application (“BLA”) in the U.S. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to be concluded in 2015.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively “Baxter”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. The Company is currently enrolling two Phase 3 clinical trials in rheumatoid arthritis and psoriasis. The Company expects that results of these trials, if positive, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. The Company has retained the development and commercial rights in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration. On April 14, 2015, the Company obtained positive results of a repeat Phase 1 PK bioequivalence study for CHS-0214. This study was initiated due to the change in the manufacturing location from the U.S. to the European Union (E.U.) of CHS-0214, and compared the E.U. produced CHS-0214 to a lot of Enbrel manufactured in Europe. In May 2015, the Company completed the enrollment of the Phase 3 studies, as such received $35.0 million of the milestone payment from Baxter.

•

The Company’s second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary study endpoint. The Company plans to initiate a Phase 3 study in psoriasis in mid-2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017.

In March 2015, the Company’s registration statement on Form S-1 (File No. 333-202936) relating to its follow-on public offering (“Follow-on Offering”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which the Company sold 4,137,931 shares of common stock. The Company granted the underwriters the option to purchase up to an additional 620,689 shares of common stock at the public offering price less underwriting discounts and commissions, which expired on April 30, 2015. The Company received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of approximately $0.6 million, the net proceeds were approximately $112.2 million.

Need to Raise Additional Capital

As of March 31, 2015, the Company had an accumulated deficit of $227.5 million and cash and cash equivalents of $115.1 million. In April 2015, the Company completed its Follow-on Offering and raised net proceeds of approximately $112.2 million, after deducting underwriting discounts and commissions and offering expenses. The Company believes that its current available cash and cash equivalents together with the cash received from the Follow-on Offering will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next twelve months. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The Company will need to raise additional funds in the future, however there

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of March 31, 2015: Coherus Intermediate Corp, InteKrin Therapeutics, Inc. (“InteKrin”), and Intekrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuations of the convertible preferred stock warrant liability and embedded derivative instruments, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

For the three months ended March 31, 2015 and 2014, the foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations was a $91,000 gain and a $15,000 loss, respectively.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products, and small molecules as part of the InteKrin acquisition. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Long-lived assets are primarily maintained in the United States of America.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$5,313	$3,090
Rest of World	497	506
Total Revenue	$5,810	$3,596

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the Follow-on Offering, are capitalized. The deferred offering costs were recorded in additional paid-in capital upon the closing of the Follow-on offering on April 7, 2015. As of March 31, 2015, $0.5 million of deferred offering costs were capitalized in other assets – noncurrent on the condensed consolidated balance sheet. No deferred offering costs were capitalized as of December 31, 2014.

Derivative Liability

The Company has a derivative liability related to the contingent consideration associated with the acquisition of InteKrin. There were two contingent payments: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, (“Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and the third party (“Compound Transaction Payment”). The derivative related to the contingent consideration is accounted for as a liability and remeasured to fair value as of each balance sheet date or settlement date and the related remeasurement adjustment is recognized as other income (expense), net in the statement of operations. See note 3 for further details regarding settlement of the Earn-Out Payment in March 2015. The Company determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payments. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

Customer Concentration

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended
	March 31,
	2015	2014
Daiichi Sankyo - related party (1)	*	14%
Baxter	91%	86%

* less than 10%

(1)	Represents revenue from Daiichi Sankyo Company, a holder of more than 10% of our common stock until the closing of our IPO on November 12, 2014.

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

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The other comprehensive loss included foreign currency translation adjustments for the three months ended March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. In April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 by one year. The proposed deferral of ASU 2014-09 would permit public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoptions.

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

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificate of deposit denominated in U.S. Dollars	$700	$700	$—	$—
Certificate of deposit denominated in Russian Rubles	345	345	—	—
Money market funds	113,853	113,853	—	—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$114,958	$114,958	$—	$—
Liabilities:
Contingent consideration	$860	$—	$—	$860

	Fair Value Measurements
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,952	$147,952	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$148,012	$148,012	$—	$—
Liabilities:
Contingent consideration	$6,495	$—	$—	$6,495

There were no transfers between Level 1 and Level 3 during the periods presented.

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with payments to be made to the former InteKrin stockholders upon the achievement of certain events specified in the purchase agreement.

The InteKrin purchase agreement provides for contingent consideration to be paid upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for INT-131 ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”).

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders. Contemporaneously, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net in the condensed consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance to equity in the condensed consolidated balance sheet.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 6% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow.  The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  The change in the fair value of the Compound Transaction Payment of $0.1 million was recognized in other expense, net within the condensed consolidated statement of operations for the three months ended March 31, 2015.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2014	$6,495
Change in fair value of the contingent consideration liability	4,214
Fair value of Earn-Out Payment	(9,849)
Balance as of March 31, 2015	$860

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid clinical, material, manufacturing and other - related parties	$4,363	$5,990
Prepaid clinical, material and manufacturing	13,294	12,149
Prepaid other	2,457	2,346
Prepaid assets	$20,114	$20,485

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Machinery and equipment	$4,678	$4,317
Computer equipment and software	414	286
Furniture and fixtures	307	288
Leasehold improvements	1,211	399
Construction in progress	—	474
Total property and equipment	6,610	5,764
Accumulated depreciation and amortization	(1,506)	(1,292)
Property and equipment, net	$5,104	$4,472

Depreciation expense was $232,000 and $116,000 for the three months ended March 31, 2015 and 2014, respectively.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accrued and Other Liabilities

Accrued and other liabilities are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accrued clinical, manufacturing and other - related parties	$5,911	$2,997
Accrued compensation	2,155	3,435
Accrued professional and consulting fees	383	252
Accrued other	4,822	4,547
Accrued liabilities	$13,271	$11,231

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Baxter	$5,313	$3,090
Daiichi Sankyo - related party (1)	497	506
Total collaboration and license revenue	$5,810	$3,596
(1)	Represents revenue from Daiichi Sankyo Company, a holder of more than 10% of our common stock until the closing of our IPO on November 12, 2014.

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million which was recorded as deferred revenue and is being amortized over the remaining estimated performance period under the agreement using the straight line method.

In June 2013, the Company and Daiichi Sankyo entered into a Memorandum of Understanding No. 1 (the “MOU 1”) in which both parties agreed to cooperate and share costs to conduct a global Phase 1 study of a biosimilar form of etanercept. This program was not originally contemplated in the license agreement. The amounts received from Daiichi Sankyo under the MOU 1 are recognized as a reduction in research and development expense as the Company engages in a research and development project jointly with Daiichi Sankyo, with both parties incurring costs while actively participating in development activities and both parties sharing costs and potential benefits of the arrangement.

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis and that Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. Also, both parties entered into a clinical supply agreement contemporaneously with the MOU 2 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.2 million as advance payments under license agreement in the condensed consolidated balance sheet at March 31, 2015. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

As of March 31, 2015, $3.9 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.3 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2014, $4.3 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $1.4 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, Baxter made an upfront payment of $30.0 million to the Company. Additionally, the Company is eligible to receive up to $216.0 million in contingent payments composed of $96.0 million in clinical development payments and up to $120.0 million in regulatory milestone payments.  In February 2014, the agreement was amended to increase the payment by $5.3 million. Therefore, the Company is eligible to receive up to $221.3 million in contingent payments comprised of $101.3 million in clinical development payments and up to $120.0 million in regulatory milestone payments.

The upfront payment of $30.0 million and clinical development payments of up to $101.3 million include $71.3 million of contingent payments that are intended to cover development related expenses incurred by the Company, but which are potentially reimbursable, in part, to Baxter under certain limited circumstances. Additionally, the amounts that are contingent payments also contain a claw-back feature providing that, in the event that the Company commercializes the etanercept biosimilar molecule in the U.S., fifty percent (50%) of those contingent payments are refundable to Baxter. Therefore, the Company recorded the portion of the non-substantive contingent payment that contains the claw-back feature as the contingent liability to collaborator on the condensed consolidated balance sheets, and the portion of the non-substantive milestone payments that does not contain the claw-back feature was recorded as deferred revenue and recognized as collaboration and license revenue on a straight-line basis over the remaining estimated performance period.  The $120.0 million of regulatory milestone payments which was considered substantive will be recognized as revenue when each specific event is achieved.

As of March 31, 2015, $53.1 million of revenue was deferred under the arrangements with Baxter, of which $21.2 million was included in current liabilities and $31.9 million was included in non-current liabilities in the condensed consolidated balance sheet. As of March 31, 2015, $27.7 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxter in the future.

As of December 31, 2014, $58.4 million of revenue was deferred under the arrangements with Baxter, of which $21.2 million was included in current liabilities and $37.2 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2014, $27.7 million was recorded as contingent liability to collaborator in the condensed consolidated balance sheet due to the potential refund to Baxter.

In April 2015, The Company and Baxter executed an amendment to the license agreement entered into in August 2013 (see Note 10 for further details regarding this amendment).

6.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of March 31, 2015, the Company had a commitment of $8.0 million with CMOs for the manufacture of clinical trial material due within a year. The Company has an agreement with Medpace, Inc. (“Medpace”), a CRO, which provides for a minimum fee commitment of $35.0 million, in aggregate, for clinical trial services; however, the agreement is cancelable without cause by either party upon 30 days prior notification. As of March 31, 2015, $24.1 million of the services related to this agreement had been performed.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses.  In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. As of March 31, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

7.	Common Stock and Stock-Based Compensation

Common Stock

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent Earn-Out Payment to former InteKrin stockholders (see Note 3). As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate fair value of $9.8 million to former InteKrin stockholders.

Follow-on Offering

In March 2015, the Company’s registration statement on Form S-1 (File No. 333-202936) relating to its Follow-on Offering of its common stock was declared effective by the SEC. The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which the Company sold 4,137,931 shares of common stock. The Company granted the underwriters the option to purchase up to an additional 620,689 shares of common stock at the public offering price less underwriting discounts and commissions, which expired on April 30, 2015. The Company received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of approximately $0.6 million, the net proceeds were approximately $112.2 million.

Stock Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under the Founders’ Shares agreements. These Founders’ Shares agreements require continued rendering of service to the Company in order for the shares to vest. As such, shares of restricted common stock subject to future vesting are not deemed outstanding for accounting purposes until the shares vest. The Company recognizes stock-based compensation over the vesting term of four years based on the fair value of the common stock on the dates of issuance. As of March 31, 2015, there were 5,311 shares subject to repurchase.

The stock-based compensation expense recorded related to shares of common stock granted pursuant to the Founders’ Shares agreements was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$6	$103
General and administrative	—	1
	$6	$104

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$1,176	$222
General and administrative	1,000	269
	$2,176	$491

In March 2014, the Company issued warrants to purchase 553,274 shares of common stock with the exercise price of $1.667 per share to two employees and one consultant for past services. Due to the immediate vesting and exercisability of the warrants upon issuance, the Company immediately recognized $1.3 million and $1.4 million of stock-based compensation in research and development expense and general and administrative expense, respectively, in the condensed consolidated statement of operations. As a result of the Company’s IPO, the warrants were net exercised immediately prior to the Company’s close of the IPO on November 12, 2014.

8.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss attributable to Coherus	$(40,725)	$(25,170)
Denominator:
Weighted-average common shares outstanding	33,390,930	4,830,840
Less: weighted-average unvested common shares subject to repurchase (1)	(13,632)	(653,610)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	33,377,298	4,177,230
Net loss per share attributable to Coherus, basic and diluted	$(1.22)	$(6.03)
(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	March 31,
	2015	2014
Stock options outstanding	6,154,625	5,058,841
Convertible preferred stock	—	10,122,570
Convertible preferred stock warrants	—	4,638,644
Common stock warrants	—	553,274
Total	6,154,625	20,373,329

In addition, 358,384 shares of common stock contingently issuable upon the successful achievement of an objective associated with contingent consideration payable to former InteKrin stockholders have been excluded from the calculation of diluted net loss per share attributable to Coherus for the three months ended March 31, 2014. On March 6, 2015, the contingent issuable shares were settled (see Note 3).

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Related Party Transactions

Daiichi Sankyo

The Company entered into a license agreement with Daiichi Sankyo, under which the Company issued 2,867,426 shares of Series B convertible preferred stock to Daiichi Sankyo. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity. Accordingly, the Company recognized related party transactions of $0.5 million as collaboration and license revenue–related party in the Company’s statements of operations for the three months ended March 31, 2014. In addition, the Company recognized $1.2 million as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s condensed consolidated statements of operations for the three month period ended March 31, 2014. Upon the consummation of the Company’s initial public offering, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore as of November 2014, Daiichi Sankyo was no longer considered a related party. As a result, the condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015, do not reflect transactions with Daiichi Sankyo as related party transactions.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook Pharmica LLC (“Cook”) as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. The Company recognized services rendered by Cook within research and development in the condensed consolidated statements of operations of $2.9 million during the three months ended March 31, 2014. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. As a result, the condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015, do not reflect transactions with Cook as related party transactions.

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As March 31, 2015, the Company had $4.2 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.6 million in accounts payable–related parties, and $5.8 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2014, the Company had $6.0 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $1.9 million in accounts payable–related parties, and $3.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $11.5 million and $2.6 million during the three months ended March 31, 2015 and 2014, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations. The Company also has an agreement with Medpace which provides for a minimum fee commitment of $35.0 million for clinical trial services, which is further discussed in Note 6. As of March 31, 2015, $24.1 million of the services related to the fee commitment under this agreement has been performed.

Recruiting Services

One member of the Board of Directors was the chief executive officer of a company that provided recruiting services to the Company. As of March 31, 2015, the Company had $172,000 in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $172,000 in accounts payable-related parties, and $66,000 in accrued and other liabilities (accrued clinical and manufacturing–related parties) reflected on the Company’s condensed consolidated balance sheet. As of December 31, 2014, the Company had $90,000 in accounts payable-related parties reflected on the Company’s condensed consolidated balance sheet. The Company recorded in general and administrative expense in its condensed consolidated statements of operations $66,000 and $0 for the three months ended March 31, 2015 and 2014, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

$0.0167 per share. As such, $7.1 million of the total aggregate amount of the Bridge Loans were from related parties. In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock. For the three months ended March 31, 2014, the Company recognized $1.9 million of interest expense related to the debt and the amortization of the debt discount within interest expense in the Company’s condensed consolidated statements of operations.

InteKrin

In February 2014, the Company completed the acquisition of InteKrin for total consideration of $5.0 million. Mr. Dennis M. Lanfear, the chief executive officer of the Company, was the chairman of the board and acting president of InteKrin at the time of the acquisition. As such, the InteKrin acquisition was a related party transaction. Mr. Lanfear also owns 10% of the outstanding securities of InteKrin Russia.

Other Assets – Related Party

In December 2014, the Company entered into an agreement with an officer of the Company, in which the officer irrevocably transferred his rights to a certain number of shares with an aggregate value of $1.7 million reflected in the Company’s condensed consolidated balance sheet at March 31, 2015 as other assets-related party. This transaction is expected to settle on or about, July 10, 2015.

10.	Subsequent Events

Baxter License Agreement

In April 2015, the Company and Baxter executed an amendment (the “Amendment”) to the license agreement entered into in August 2013. Under the terms of the Amendment, the revised milestone structure totaling $130.0 million replaced certain existing milestones and Baxter funding obligations under the original agreement. If the Company achieves all of the new milestones pursuant to the Amendment, the total payments to the Company prior to a European market approval may exceed the aggregate of funding and milestone payments under the existing agreement by approximately $12.2 million. The Amendment also provides that Baxter will purchase $10.0 million of the Company’s common stock within six months of execution of the Amendment at a price per share equal to the closing trading price on the date of such purchase. Pursuant to the Amendment, the Company received $35.0 million of the milestone payment in May 2015 due to the completion of the enrollment for CHS-0214 Phase 3 clinical studies in rheumatoid arthritis and psoriasis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC pursuant to Rule 424(b)(4) on March 23, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. We have initiated a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which, if positive, we believe will support the planned filing of a biologics license application (BLA) in the U.S. An additional immunogenicity study is planned in healthy volunteers pursuant to this BLA and is projected to be concluded in 2015.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate that we have partnered with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, to develop and commercialize in key markets outside of the United States. We are currently enrolling two Phase 3 clinical trials in rheumatoid arthritis and psoriasis. We expect results of these trials, if positive, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration. On April 14, 2015, we obtained positive results of a repeat Phase 1 PK bioequivalence study for CHS-0214. This study was initiated due to the change in the manufacturing location from the U.S. to the European Union (E.U.) of CHS-0214, and compared the E.U. produced CHS-0214 to a lot of Enbrel manufactured in Europe. In May 2015, the Company completed the enrollment of the Phase 3 studies, as such received $35.0 million of the milestone payment from Baxter.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary study endpoint. We plan to initiate a Phase 3 study in psoriasis in mid-2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxter. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $40.8 million and $25.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $227.5 million.

In March 2015, the Company’s registration statement on Form S-1 (File No. 333-202936) relating to its Follow-on Offering of its common stock was declared effective by the SEC. The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which the Company sold 4,137,931 shares of common stock. The Company granted the underwriters the option to purchase up to an additional 620,689 shares of common stock at the public offering price less underwriting discounts and commissions, which expired on April 30, 2015. The Company received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of approximately $0.6 million, the net proceeds were approximately $112.2 million.

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

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We expect these expenses to increase in absolute dollars in the future as we continue to invest in research and development activities related to our product candidates. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. Furthermore, in the past we have entered into collaborations with third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have substantial influence over the development activities for product candidates, the estimated completion dates are not fully under our control. For example, pursuant to our collaboration agreements with respect to CHS-0214, our partners in licensed territories may exert considerable influence on the regulatory filing process globally. Therefore, we cannot forecast with any degree of certainty the duration and completion costs of these or other current or future clinical trials of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. In addition, we may enter into other collaboration arrangements for our other product candidates, which could affect our development plans or capital requirements.

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

Other Expense, Net

Other expense, net consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability and our contingent consideration. In November 2014, in connection with the closing of our IPO, all of our outstanding warrants for convertible preferred stock were exercised for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to equity. As such, we no longer record adjustments to reflect the remeasurement of the fair values. In March 2015, the contingent consideration related to the Earn-Out Payment was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 23, 2015. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. In April 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of ASU 2014-09 by one year. The proposed deferral of ASU 2014-09 would permit public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Collaboration and License Revenue

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$5,810	$3,090	$2,720
Collaboration and license revenue - related party (1)	—	506	(506)
Total collaboration and license revenue	5,810	3,596	2,214
(1)	Represent revenue from Daiichi Sankyo, a holder of more than 10% of our common stock until the closing of our IPO on November 12, 2014.

Collaboration and license revenue for the three months ended March 31, 2015 was $5.8 million compared to $3.6 million for the same period in 2014, an increase of $2.2 million.  The increase was primarily due to $2.2 million of increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxter.

Research and Development Expenses

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Research and development	$36,467	$13,936	$22,531

Research and development expenses for the three months ended March 31, 2015 was $36.5 million compared to $13.9 million for the same period in 2014, an increase of $22.5 million. The increase in research and development expenses was primarily due to:

•

an increase of $10.7 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical trial, which is net of an increase of $0.2 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•	an increase of $6.9 million related to initiating BLA-enabling studies for CHS-1701;
•	an increase of $1.5 million to advance CHS-1420 to a Phase 3 study in psoriasis;
•	an increase of $0.6 million to initiate an INT-131 proof-of concept Phase 2 clinical study.
•	an increase of $2.0 million in personnel, stock-based compensation, consulting and other related expenses due to a net increase of 27 employees in research and development; and
•	an increase of $0.8 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
General and administrative	$6,091	$3,421	$2,670

General and administrative expenses for the three months ended March 31, 2015 was $6.1 million compared to $3.4 million for the same period in 2014, an increase of $2.7 million.  The increase was primarily due to an increase of $1.7 million in legal, accounting, recruiting and other professional services and $0.3 million in facilities, supplies and materials to support our growing infrastructure as we expand our operations as a public company. Additionally, the increase was related to a $0.6 million increase in personnel and consulting related expenses as a result of an increase in headcount of 11 employees in general and administrative functions, partially offset by a decrease in stock-based compensation related to common stock warrants that were granted during the first quarter of 2014.

Interest Expense

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Interest expense	$—	$2,741	$(2,741)

There was no interest expense for the three months ended March 31, 2015 compared to $2.7 million for the same period in 2014, a decrease of $2.7 million.  The decrease was due to the conversion of our 2013 convertible notes into shares of our Series C convertible preferred stock in May 2014 resulting in no interest expense during the first quarter of 2015 compared to the recognition of non-cash interest expense and amortization of the debt discount during the first quarter of 2014.

Other Expense, Net

	Three Months Ended
	March 31,
	2015	2014	Change
	(in thousands)
Other expense, net	$4,091	$8,668	$(4,577)

Other expense, net for the three months ended March 31, 2015 was $4.1 million compared to $8.7 million for the same period in 2014, a decrease of $4.6 million. The decrease is primarily due to the change in fair value of our convertible preferred stock warrant liability in the first quarter of 2014 of $8.7 million which converted into equity contemporaneously with the closing of our IPO on November 12, 2014.  This decrease was partially offset by the change in fair value of our contingent consideration related to the InteKrin acquisition of $4.2 million.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing (IPO, Follow-On Offering), sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In April 2015, we completed our Follow-on Offering and raised net proceeds of approximately $112.2 million, after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2015, we had an accumulated deficit of $227.5 million and cash and cash equivalents of $115.1 million. We believe that our current available cash and cash equivalents together with the cash received from the IPO and Follow-on Offering will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. However, if anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. We will need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(33,062)	$14,745
Net cash (used in) provided by investing activities	(1,313)	2,074
Net cash (used in) provided by financing activities	(729)	8
Effect of exchange rate changes in cash and cash equivalents	(152)	(64)
Net (decrease) increase in cash and cash equivalents	$(35,256)	$16,763

Net cash (used in) provided by operating activities

Cash used in operating activities was $33.1 million for the three months ended March 31, 2015, reflecting a net loss of $40.8 million, which was partially offset by non-cash charges of $4.2 million for the remeasurement of our contingent consideration obligations, $2.2 million for stock-based compensation and $0.2 million for depreciation and amortization. Cash used in operating activities also reflected an increase in net operating assets of $1.2 million primarily due to accounts payable and accounts payable-related parties increased by $4.7 million and accrued and other liabilities increased by $1.9 million as a result of the increase in clinical activities and timing of vendor payments, a decrease in receivables from collaboration and license agreement of $0.4 million, and other current assets decreased by $0.4 million.  This increase was partially offset by a decrease in deferred revenue of $5.5 million as we recognized the revenue from Baxter and Daiichi Sankyo collaboration agreements and an increase in other assets of $0.8 million.

Cash provided by operating activities was $14.7 million for the three months ended March 31, 2014 reflecting a net loss of

$25.2 million, which was partially offset by non-cash charges of $8.7 million for the remeasurement of our convertible preferred stock warrant liability, $2.7 million of non-cash interest expense and amortization of debt discount, $3.3 million for stock-based compensation and $0.1 million for depreciation and amortization. Cash provided by operating activities reflected an increase in net operating assets of $25.1 million primarily due to an increase in deferred revenue of $9.4 million and an increase in contingent liability to collaborators of $12.7 million both related to the additional payments received from Baxter under our licensing agreement. In addition, accounts payable and accounts payable-related parties increased by $5.8 million as a result of the increase in clinical activities and timing of vendor payments and an increase of $1.2 million related to advance payments from Daiichi Sankyo for funds received for which we have not performed services. These increases were partially offset by an increase in prepaid assets of $1.4 million related to the increase in prepaid clinical, material and manufacturing as a result of an increase in clinical activities and a decrease in accrued and other liabilities of $2.5 million related to a decrease in clinical, material and manufacturing accrual.

Net cash (used in) provided by investing activities

Cash used in investing activities of $1.3 million for the three months ended March 31, 2015 was due to the purchase of capital equipment and leasehold improvements.

Cash provided by investing activities of $2.1 million for the three months ended March 31, 2014 was related to net cash acquired from the acquisition of InteKrin in February 2014 of $2.3 million, partially offset by cash used for purchase of capital equipment of $0.3 million.

Net cash (used in) provided by financing activities

Cash used in financing activities of $0.7 million for the three months ended March 31, 2015 was primarily for payments of costs related to our IPO and Follow-on Offering of $0.9 million partially offset by the proceeds resulting from the exercise of stock options of $0.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we had cash and cash equivalents of $115.1 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of March 31, 2015, we had 27.9 million Rubles in cash, which was equal to $0.5 million at that date. This cash is located in Russia.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $87.2 million and $53.6 million for the years ended December 31, 2014 and 2013, respectively; and $40.8 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $227.5 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacture, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 or other BLA-enabling clinical development with two of our lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate) and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). We are in earlier stages of clinical development with our other lead product candidate, namely CHS-1420 (our adalimumab (Humira) biosimilar candidate) for which we have not commenced a Phase 3 clinical trial. It may be several years, if ever, before we complete Phase 3 or other BLA-enabling clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

As of March 31, 2015, our cash and cash equivalents were $115.1 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxter, will be sufficient to fund our current operations for the next 12 months; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-0214 and CHS-1701 have entered Phase 3 or other BLA-enabling clinical development, and CHS-1420 is expected to advance into a Phase 3 study in 2015. CHS-0214 and CHS-1701 are our only product candidate that have advanced into pivotal studies. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

As of March 31, 2015, we had 75 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we intend to introduce biosimilar versions, such as Amgen and AbbVie Inc., or AbbVie, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-0214, CHS-1420 and CHS-1701, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. We have not yet completed freedom to operate analysis on products we are evaluating for inclusion in our future biosimilar product pipeline and therefore we do not know to what extent these products may be subject to unexpired patents.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. If challenges to the scope, validity or enforceability of the Brockhaus patents are not initiated, or, if initiated, are not successful, these patents, unless licensed to us by Amgen, will preclude our ability to introduce an etanercept (Enbrel) biosimilar product candidate in the U.S. market until at least 2029.

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

A significant legal risk in pursuing regulatory approval under the 351(k) regulatory approval route is that the above-summarized patent exchange process established by the BPCIA could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of our products. In particular, while the 351(k) route may be more attractive to us (versus 351(a)) for reasons related to development time and costs and the potential broader scope of eventual regulatory approval for our proposed biosimilar candidates, the countervailing risk in such a regulatory choice is that the complex patent exchange process mandated by the BPCIA could ultimately prevent or substantially delay us from launching our products in the United States.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator.  The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval.  The FDA has denied Amgen’s Citizen’s Petition.

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

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the United States.

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

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and there were no material weaknesses identified in connection with the audit of our financial statements for the three months ended March 31, 2015, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $1.2 million of cash in Russian banks as of March 31, 2015. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS the Company is currently evaluating for inclusion in its pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our initial public offering and the intraday sales price per share has ranged from $12.27 to $33.30 per share during the period from November 6, 2014 through May 8, 2015 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of March 31, 2015, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 59% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2015, there were 33,701,017 shares of common stock outstanding. The lock-up agreements pertaining to the Follow-On Offering which closed on April 7, 2015, will expire (i) on June 29, 2015 for our executive officers and directors, following which 2,139,999 shares of common stock will be eligible for sale in the public market, and (ii) on May 30, 2015 for certain stockholders affiliated with our directors, following which 8,876,799 shares of common stock will be eligible for sale in the public market. All 11,016,798 shares subject to lock-up agreements pertaining to the Follow-On Offering are held or beneficially owned by current directors and executive officers or their affiliates and may be subject to Rule 144 limitations under the Securities Act of 1933, as amended (the “Securities Act”).

In addition, as of March 31, 2015, approximately 8.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

(a)  Recent Sales of Unregistered Equity Securities

In March 2015, with the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent earn-out payment to InteKrin stockholders, and as a result, the Company issued 358,384 shares of its common stock to former InteKrin stock holders on March 6, 2015. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

(b)  Not applicable.

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

COHERUS BIOSCIENCES, INC.
Date: May 11, 2015	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2015	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

10.1†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.				X
X
10.2(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.
X
10.2(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed  Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Statements of Cash Flows (unaudited) for the three months ended march 31, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.

X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.