Form 10-Q/A
period 2015-03-31
Coherus BioSciences, Inc.
filed 2015-06-29
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Coherus BioSciences, Inc., or the “Company”, is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 11, 2015, solely to amend Item 6 Exhibit Index of the Form 10-Q and re-file the agreements identified as Exhibit 10.2(a) and 10.2(b) to the Form 10-Q. The Company has made no further changes to the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

10.1†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.1

10.2(a)†	Master Services Agreement, effective February 27, 2015, by and between Worldwide Clinical Trials, Inc. and Coherus BioSciences, Inc.				X

10.2(b)†	Work Order #1, effective March 31, 2015, by and between Worldwide Clinical Trials, Inc. and Coherus BioSciences, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.	10-Q	5/11/2015	101

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: June 29, 2015	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2015	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date Filed	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

10.1†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.1

10.2(a)†	Master Services Agreement, effective February 27, 2015, by and between Worldwide Clinical Trials, Inc. and Coherus BioSciences, Inc.				X

10.2(b)†	Work Order #1, effective March 31, 2015, by and between Worldwide Clinical Trials, Inc. and Coherus BioSciences, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.	10-Q	5/11/2015	101

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

5