Form 10-Q
period 2015-06-30
Coherus BioSciences, Inc.
filed 2015-08-10
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 38,297,870 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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
•

our expectation that our existing capital resources together with funding we expect to receive under our license agreements with Daiichi Sankyo Company, Limited and Baxalta International, Inc. will be sufficient to fund our operations for at least the next 12 months;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,088	$150,392
Restricted cash	60	60
Receivables from collaboration and license agreement	1,454	2,417
Notes receivable	—	1,815
Prepaid assets	26,955	20,485
Other assets	3,344	2,276
Other assets - related party	1,691	1,691
Total current assets	239,592	179,136
Property and equipment, net	6,341	4,472
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	50	50
Total assets	$249,546	$187,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,091	$8,778
Accounts payable - related parties	5,509	2,020
Accrued liabilities	19,280	11,231
Advance payments under license agreement	—	1,192
Deferred revenue	31,005	22,800
Contingent consideration	—	5,710
Other liabilities	62	52
Total current liabilities	69,947	51,783
Deferred revenue, non-current	38,491	39,899
Contingent liability to collaborator	43,500	27,650
Contingent consideration, non-current	925	785
Other liabilities, non-current	319	347
Total liabilities	153,182	120,464
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000 at June 30, 2015; Shares issued and outstanding: no shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000 at June 30, 2015; Shares issued and outstanding: 38,219,006 and 33,257,978 at June 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	383,522	254,048
Accumulated other comprehensive loss	(520)	(525)
Accumulated deficit	(286,260)	(186,725)
Total Coherus stockholders' equity	96,746	66,801
Non-controlling interest	(382)	(44)
Total stockholders' equity	96,364	66,757
Total liabilities and stockholders’ equity	$249,546	$187,221

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Collaboration and license revenue	$6,866	$4,458	$12,676	$7,548
Collaboration and license revenue - related party (1)	—	507	—	1,013
Total revenue	6,866	4,965	12,676	8,561
Operating expenses:
Research and development (includes related party of $12,404 and $6,696 for the three months ended June 30, 2015 and 2014, respectively; and $23,885 and $10,961 for the six months ended June 30, 2015 and 2014, respectively)	56,944	18,925	93,411	32,861
General and administrative (includes related party of $277 and $0 for the three months ended June 30, 2015 and 2014, respectively; and $343 and $0 for the six months ended June 30, 2015 and 2014, respectively)	8,817	3,978	14,908	7,399
Total operating expenses	65,761	22,903	108,319	40,260
Loss from operations	(58,895)	(17,938)	(95,643)	(31,699)
Interest expense (includes related party of $0 and $798 for the three months ended June 30, 2015 and 2014, respectively; and $0 and $2,687 for the six months ended June 30, 2015 and 2014, respectively)	—	(1,158)	—	(3,899)
Other expense, net	(139)	(5,974)	(4,230)	(14,642)
Net loss	(59,034)	(25,070)	(99,873)	(50,240)
Net loss attributable to non-controlling interest	224	113	338	113
Net loss attributable to Coherus	$(58,810)	$(24,957)	$(99,535)	$(50,127)
Net loss per share attributable to Coherus, basic and diluted	$(1.56)	$(5.96)	$(2.80)	$(11.99)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	37,672,748	4,186,822	35,536,889	4,182,053

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(59,034)	$(25,070)	$(99,873)	$(50,240)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	128	96	5	32
Comprehensive loss	(58,906)	(24,974)	(99,868)	(50,208)
Comprehensive loss attributable to non-controlling interest	224	113	338	113
Comprehensive loss attributable to Coherus	$(58,682)	$(24,861)	$(99,530)	$(50,095)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(99,873)	$(50,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	632	247
Remeasurement of contingent consideration	4,279	1,705
Remeasurement of convertible preferred stock warrants	—	14,666
Preferred stock issued in exchange for services	—	110
Non-cash interest (income) expense and amortization of (receivable) debt discount	(39)	3,897
Gain on extinguishment of 2013 Notes	—	(2,048)
Stock-based compensation expense	6,803	4,501
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	963	—
Receivables from related party	—	278
Notes receivable from related parties	—	107
Notes receivable	1,853	—
Prepaid assets	(6,470)	5
Other assets	(1,548)	—
Other assets - non-current	2	(11)
Accounts payable	7,079	1,562
Accounts payable - related parties	3,489	2,637
Accrued and other liabilities	7,508	(299)
Deferred revenue	6,791	19,446
Advance payments under license agreements	(1,192)	—
Contingent liability to collaborator	15,850	17,650
Other liabilities, non-current	(29)	315
Net cash (used in) provided by operating activities	(53,902)	14,528
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics, Inc.	—	2,334
Purchases of property and equipment	(2,321)	(1,553)
Net cash (used in) provided by investing activities	(2,321)	781
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	54,720
Proceeds from issuance of convertible preferred stock upon exercise of warrants	—	74
Proceeds from follow-on offering, net of underwriters discounts and commissions	112,800	—
Proceeds from issuance of common stock upon exercise of stock options	547	19
Repurchase of restricted common stock	—	(2)
Payments of initial public offering costs	(855)	(837)
Payments of follow-on offering costs	(596)	—
Net cash provided by financing activities	111,896	53,974
Effect of exchange rate changes in cash and cash equivalents	23	32
Net increase in cash and cash equivalents	55,696	69,315
Cash and cash equivalents at beginning of period	150,392	39,554
Cash and cash equivalents at end of period	$206,088	$108,869

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

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. The Company has initiated a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which, if positive, the Company believes will support the planned filing of a biologics license application (“BLA”) in the U.S. An additional immunogenicity study is underway in healthy volunteers pursuant to this BLA and is projected to conclude dosing in 2015.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxter International Inc., Baxter Healthcare Corporation and Baxter Healthcare SA (collectively “Baxter”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. In the second quarter of 2015, Baxter assigned its rights and obligations under its license agreement with the Company to affiliated entities that are under common control of Baxalta Corporation (“Baxalta”).  The Company is currently enrolling two Phase 3 clinical trials in rheumatoid arthritis and psoriasis. The Company expects that results of these trials, if positive, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. The Company has retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration. On April 14, 2015, the Company obtained positive results of a repeat Phase 1 PK bioequivalence study for CHS-0214. This study was initiated due to the change in the manufacturing location from the U.S. to the European Union (E.U.) of CHS-0214, and compared the E.U. produced CHS-0214 to a lot of Enbrel manufactured in Europe. In May 2015, the Company completed the enrollment of the Phase 3 studies for which it received a $35.0 million milestone payment from Baxalta.

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

In March 2015, the Company’s registration statement on Form S-1 (File No. 333-202936) relating to its follow-on public offering (“Follow-on Offering”) of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which the Company sold 4,137,931 shares of common stock. The Company received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of $0.6 million, the net proceeds were $112.2 million.

Need to Raise Additional Capital

As of June 30, 2015, the Company had an accumulated deficit of $286.3 million and cash and cash equivalents of $206.1 million. The Company believes that its current available cash and cash equivalents will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next twelve months. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of June 30, 2015: Coherus Intermediate Corp, InteKrin Therapeutics, Inc. (“InteKrin”), and Intekrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuations of the convertible preferred stock warrant liability and embedded derivative instruments, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, were net losses of $129,000 and $67,000, respectively, and for the six months ended June 30, 2015 and 2014 were net losses of $38,000 and $82,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$6,479	$4,458	$11,792	$7,548
Rest of World	387	507	884	1,013
Total Revenue	$6,866	$4,965	$12,676	$8,561

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

Customer Concentration

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Baxalta	94%	90%	93%	88%
Daiichi Sankyo - related party (1)	*	10%	*	12%

* less than 10%

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The other comprehensive loss included foreign currency translation adjustments for the three and six months ended June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In July 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company may adopt the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements and related disclosures and plans to adopt this guidance on January 1, 2018.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$204,878	$204,878	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$204,938	$204,938	$—	$—
Liabilities:
Contingent consideration	$925	$—	$—	$925

	Fair Value Measurements
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,952	$147,952	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$148,012	$148,012	$—	$—
Liabilities:
Contingent consideration	$6,495	$—	$—	$6,495

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

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders. Contemporaneously, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net in the condensed consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance to equity in the condensed consolidated balance sheet. For both the three and six month periods ended June 30, 2014, the Company recognized $1.7 million in other expense, net in the condensed consolidated statement of operations for the change in the fair value of the Earn-Out Payment.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 6% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow.  The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  The change in the fair value of the Compound Transaction Payment was recognized in other expense, net within the condensed consolidated statement of operations of $65,000 and $140,000 for the three and six months ended June 30, 2015, respectively, and $45,000 for both the three and six month periods ended June 30, 2014.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2014	$6,495
Change in fair value of the contingent consideration liability	4,279
Fair value of Earn-Out Payment settled in common stock on March 6, 2015	(9,849)
Balance as of June 30, 2015	$925

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid clinical, material, manufacturing and other - related parties	$7,055	$5,990
Prepaid clinical, material and manufacturing	17,614	12,149
Prepaid other	2,286	2,346
Prepaid assets	$26,955	$20,485

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Machinery and equipment	$5,962	$4,317
Computer equipment and software	760	286
Furniture and fixtures	325	288
Leasehold improvements	1,198	399
Construction in progress	—	474
Total property and equipment	8,245	5,764
Accumulated depreciation and amortization	(1,904)	(1,292)
Property and equipment, net	$6,341	$4,472

Depreciation expense was $400,000 and $131,000 for the three months ended June 30, 2015 and 2014, respectively, and $632,000 and $247,000 for the six months ended June 30, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accrued clinical, manufacturing and other - related parties	$6,180	$2,997
Accrued clinical and manufacturing	6,197	2,396
Accrued compensation	3,263	3,435
Accrued professional and consulting fees	616	252
Accrued other	3,024	2,151
Accrued liabilities	$19,280	$11,231

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Baxalta	$6,479	$4,458	$11,792	$7,548
Daiichi Sankyo - related party (1)	387	507	884	1,013
Total collaboration and license revenue	$6,866	$4,965	$12,676	$8,561
(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

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

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis and that Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. Also, both parties entered into a clinical supply agreement contemporaneously with the MOU 2 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company records as advance payments under license agreement in the condensed consolidated balance sheet. The Company recognizes the advance payments as a reduction in the research and development expense when the research and development activity has been performed.

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical in rheumatoid arthritis. Under the MOU 3, Daiichi Sankyo will be responsible for a minimum of 20% of the cost of an open label, safety extension study (“OLSES”) in rheumatoid arthritis. The Company also entered into a clinical supply agreement as part of the MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the clinical trial. Daiichi Sankyo will pre-pay these research and development costs quarterly, and they are recorded by the Company as advance payments in the condensed consolidated balance sheet. The Company recognizes the advance payments as a reduction of research and development expense when the research and development activity has been performed.

As of June 30, 2015, $3.5 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $1.9 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2014, $4.3 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $2.5 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Baxalta

In August 2013, the Company entered into a license agreement with Baxter, to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations. In the second quarter of 2015, Baxter assigned its rights and obligations under the license agreement to affiliated  entities that are under common control of Baxalta.  Under the terms of the license agreement, the Company will conduct the development and the regulatory activities, and Baxalta will conduct the commercialization of the etanercept biosimilar product.

In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, Baxalta made an upfront payment of $30.0 million to the Company. Additionally, the Company is eligible to receive up to $216.0 million in contingent payments composed of $96.0 million in clinical development payments and up to $120.0 million in regulatory milestone payments.  In February 2014, the agreement was amended to increase the payment by $5.3 million. Therefore, the Company is eligible to receive up to $221.3 million in contingent payments comprised of $101.3 million in clinical development payments and up to $120.0 million in regulatory milestone payments. As of December 31, 2014, the Company received a total of $85.3 million in clinical development payments.

The upfront payment of $30.0 million and clinical development payments of up to $101.3 million include $71.3 million of contingent payments that are intended to cover development related expenses incurred by the Company, but which are potentially reimbursable, in part, to Baxalta under certain limited circumstances. Additionally, the amounts that are contingent payments also contain a claw-back feature providing that, in the event that the Company commercializes the etanercept biosimilar molecule in the U.S., 50% of those contingent payments are refundable to Baxalta. Therefore, the Company recorded the portion of the non-substantive contingent payment that contains the claw-back feature as the contingent liability to collaborator on the condensed consolidated balance sheets, and the portion of the non-substantive milestone payments that does not contain the claw-back feature was recorded as deferred revenue and recognized as collaboration and license revenue on a straight-line basis over the remaining estimated performance period.  The $120.0 million of regulatory milestone payments which was considered substantive will be recognized as revenue when each specific event is achieved.

In April 2015, the Company and Baxalta, entered into a second amendment (the “Second Amendment”) to the license agreement. Under the terms of the Second Amendment, a revised milestone payment structure totaling $130.0 million replaced certain existing milestone and funding obligations under the license agreement as originally executed.  The Second Amendment does not provide for any change in the contracted deliverables set forth in the license agreement. As a result, the original assessment of the standalone value for the deliverables remains unchanged and the deferred revenue previously recorded prior to the Second Amendment continues to be recognized as revenue on a straight-line basis over the remaining expected performance period.  Likewise, the contingent liability from the incremental milestones received under the license agreement prior to Second Amendment has not been adjusted.

If the Company commercializes CHS-0214, its etanercept biosimilar product, in the United States, the Company will be required to refund a portion of the milestone payments received from Baxalta as specified in the Second Amendment. A portion of each of the $130.0 million milestones would be subject to refund. The Company concluded that the payments that contain potentially reimbursable amounts to Baxalta are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. Therefore, the Company will record the portion of the contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxalta until the earlier to occur of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. This liability is included in the contingent liability to collaborator on the consolidated balance sheets. The portion of the milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of performance under the arrangement.

Pursuant to the Second Amendment, the Company received a $35.0 million milestone payment in May 2015 in connection with the completion of the enrollment for CHS-0214 Phase 3 clinical studies in rheumatoid arthritis and psoriasis.  Approximately $31.7 million of this $35.0 million milestone payment is subject to the 50% claw-back feature.  Therefore, the Company recorded $15.8 million as contingent liability to collaborator and $19.2 million as deferred revenue which is being amortized over the remaining estimated performance period using the straight line method.

The Second Amendment also provides that Baxalta will purchase $10.0 million of the Company’s common stock within six months of execution of the Second Amendment at a price per share equal to the closing trading price on the date of such purchase.

As of June 30, 2015, $65.8 million of revenue was deferred under the arrangements with Baxalta, of which $29.2 million was included in current liabilities and $36.6 million was included in non-current liabilities in the condensed consolidated balance sheet. As of June 30, 2015, $43.5 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxalta in the future.

As of December 31, 2014, $58.4 million of revenue was deferred under the arrangements with Baxalta, of which $21.2 million was included in current liabilities and $37.2 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2014, $27.7 million was recorded as contingent liability to collaborator in the condensed consolidated balance sheet due to the potential refund to Baxalta.

6.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of June 30, 2015, the Company had a commitment of $12.7 million with CMOs for the manufacture of clinical trial material due within a year. The Company has an agreement with Medpace, Inc. (“Medpace”), a CRO, which provides for a minimum fee commitment of $35.0 million, in aggregate, for clinical trial services; however, the agreement is cancelable without cause by either party upon 30 days prior notification. As of June 30, 2015, $30.9 million of the services related to this agreement had been performed.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses.  In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. As of June 30, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Follow-on Offering

In March 2015, the Company’s registration statement on Form S-1 (File No. 333-202936) relating to its Follow-on Offering of its common stock was declared effective by the SEC. The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which the Company sold 4,137,931 shares of common stock. The Company received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of $0.6 million, the net proceeds were $112.2 million.

Stock-Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under the Founders’ Shares agreements. These Founders’ Shares agreements require continued rendering of service to the Company in order for the shares to vest. As such, shares of restricted common stock subject to future vesting are not deemed outstanding for accounting purposes until the shares vest. The Company recognizes stock-based compensation over the vesting term of four years based on the fair value of the common stock on the dates of issuance. As of June 30, 2015, all shares were fully vested and there were no shares subject to repurchase.

The stock-based compensation expense recorded related to shares of common stock granted pursuant to the Founders’ Shares agreements was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$3	$133	$9	$236
General and administrative	—	1	—	2
	$3	$134	$9	$238

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$2,280	$468	$3,456	$690
General and administrative	2,338	608	3,338	877
	$4,618	$1,076	$6,794	$1,567

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

8.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Coherus	$(58,810)	$(24,957)	$(99,535)	$(50,127)
Denominator:
Weighted-average common shares outstanding	37,673,740	4,620,592	35,544,166	4,725,136
Less: weighted-average unvested common shares subject to repurchase (1)	(992)	(433,770)	(7,277)	(543,083)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	37,672,748	4,186,822	35,536,889	4,182,053
Net loss per share attributable to Coherus, basic and diluted	$(1.56)	$(5.96)	$(2.80)	$(11.99)
(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	June 30,
	2015	2014
Stock options outstanding	7,940,823	5,549,784
Convertible preferred stock	—	21,131,217
Convertible preferred stock warrants	—	186,982
Common stock warrants	—	553,274
Total	7,940,823	27,421,257

In addition, 358,384 shares of common stock contingently issuable upon the successful achievement of an objective associated with contingent consideration payable to former InteKrin stockholders have been excluded from the calculation of diluted net loss per share attributable to Coherus for the three and six months ended June 30, 2014. On March 6, 2015, the contingent issuable shares were settled (see Note 3).

9.	Related Party Transactions

Daiichi Sankyo

The Company entered into a license agreement with Daiichi Sankyo, under which the Company issued 2,867,426 shares of Series B convertible preferred stock to Daiichi Sankyo. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity. Accordingly, the Company recognized related party transactions of $0.5 million and $1.0 million as collaboration and license revenue–related party in the Company’s statements of operations for the three and six months ended June 30, 2014. In addition, the Company recognized $1.2 million and $2.4 million as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014. Upon the consummation of the Company’s initial public offering, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore as of November 2014, Daiichi Sankyo was no longer considered a related party. As a result, the condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015, do not reflect transactions with Daiichi Sankyo as related party transactions.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook Pharmica LLC (“Cook”) as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. The Company recognized services rendered by Cook within research and development in the condensed consolidated statements of operations of $1.4 million and $4.3 million during the three and six months ended June 30, 2014. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. As a result, the condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015, do not reflect transactions with Cook as related party transactions.

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As June 30, 2015, the Company had $7.1 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $5.4 million in accounts payable–related parties, and $6.2 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2014, the Company had $6.0 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $1.9 million in accounts payable–related parties, and $3.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $12.1 million and $6.2 million during the three months ended June 30, 2015 and 2014, respectively, and $23.6 million and $8.8  million during the six months ended June 30, 2015 and 2014, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations. The Company also has an agreement with Medpace which provides for a minimum fee commitment of $35.0 million for clinical trial services, which is further discussed in Note 6. As of June 30, 2015, $30.9 million of the services related to the fee commitment under this agreement have been performed.

Recruiting Services

One member of the Board of Directors was the chief executive officer of a company that provided recruiting services to the Company. As of June 30, 2015 and December 31, 2014, the Company had $72,000 and $90,000, respectively, in accounts payable-related parties on the Company’s condensed consolidated balance sheet. The Company recorded in its condensed consolidated statements of operations $277,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $343,000 and $0 for the six months ended June 30, 2015 and 2014, respectively, in general and administrative expense; and $258,000 and $257,000 for the three months ended June 30, 2015 and 2014, respectively, and $258,000 and $257,000 for the six months ended June 30, 2015 and 2014, respectively, in research and development expense for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share. As such, $7.1 million of the total aggregate amount of the Bridge Loans were from related parties. In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock. For the three and six months ended June 30, 2014, the Company recognized $0.8 million and $2.7 million of interest expense related to the debt and the amortization of the debt discount within interest expense in the Company’s condensed consolidated statements of operations.

InteKrin

In February 2014, the Company completed the acquisition of InteKrin for total consideration of $5.0 million. Mr. Dennis M. Lanfear, the chief executive officer of the Company, was the chairman of the board and acting president of InteKrin at the time of the acquisition. As such, the InteKrin acquisition was a related party transaction. Mr. Lanfear also owns 10% of the outstanding securities of InteKrin Russia, a majority owned subsidiary of InteKrin.

Other Assets – Related Party

In December 2014, the Company entered into an agreement with an officer of the Company, in which the officer irrevocably transferred his rights to a certain number of shares with an aggregate value of $1.7 million. This amount is reflected in the Company’s condensed consolidated balance sheet at June 30, 2015 and December 31, 2014 as “other assets-related party”. This transaction was settled in July 2015.

10.	Subsequent Event

New Lease Agreement

On July 6, 2015, the Company entered into a new office lease (the “New Lease”) with Hudson 333 Twin Dolphin Plaza, LLC (the “Landlord”) to lease approximately 27,532 square feet of office space located in Redwood City, California (the “Premises”) for the Company’s new corporate headquarters. The Company currently leases office space located in Redwood City, California, pursuant to a lease dated September 26, 2011 (as amended, the “Current Lease”), which expires pursuant to the terms described below under “Amendment to Current Lease.”

The New Lease commences on the earlier of (i) the first date on which Tenant conducts business in the Premises, or (ii) the later of (a) October 22, 2015, or (b) the date on which the Landlord substantially completes certain improvements to the Premises (the “Commencement Date”). The New Lease terminates on the last day of the calendar month following the date that is 84 months after the Commencement Date (the “Lease Term”), unless terminated earlier.

The New Lease provides for annual base rent of approximately $1.6 million in the first year of the Lease Term, which increases on an annual basis up to approximately $1.9 million for the final year of the Lease Term. The New Lease also provides for certain limited rent abatements in the second year of the Lease Term. The Company will be entitled to a one-time improvement allowance of approximately $1.2 million for costs related to the design and construction of Company improvements that are permanently affixed to the Premises. See the future minimum lease payment schedule for all facility leases below.

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. Provided that no default occurs under the terms of the New Lease, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to a maximum of approximately $0.3 million as of the last day of the sixtieth full calendar month of the Lease Term.

Amendment to Current Lease

On July 6, 2015, the Company entered into the Seventh Amendment to the Current Lease (the “Seventh Amendment”) with its current landlord. The Seventh Amendment provides for early termination of the Current Lease effective on the later of October 25, 2015 or the date three business days after the Commencement Date of the New Lease. The Company will not be required to pay the landlord a termination payment in connection with the early termination of the lease. Prior to the execution of the Seventh Amendment, the Current Lease had been scheduled to expire on April 30, 2017.

The future minimum lease payments for all the Company’s facility leases as of July 6, 2015 are approximately as follows (in thousands):

Year ending December 31,
2015 (six months remaining)	$643
2016	1,696
2017	1,280
2018	1,674
2019 and thereafter	6,890
Total minimum lease payments	$12,183

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. We have initiated a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which, if positive, we believe will support the planned filing of a biologics license application (BLA) in the U.S. An additional immunogenicity study is underway in healthy volunteers pursuant to this BLA and is projected to conclude dosing in 2015.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate that we have partnered with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, to develop and commercialize in key markets outside of the United States. In the second quarter of 2015, Baxter assigned its rights and obligations under our license agreement to affiliated entities that are under common control of Baxalta Corporation (“Baxalta”). We are currently enrolling two Phase 3 clinical trials in rheumatoid arthritis and psoriasis. We expect results of these trials, if positive, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration. On April 14, 2015, we obtained positive results of a repeat Phase 1 PK bioequivalence study for CHS-0214. This study was initiated due to the change in the manufacturing location from the U.S. to the European Union (E.U.) of CHS-0214, and compared the E.U. produced CHS-0214 to a lot of Enbrel manufactured in Europe. In May 2015, we completed the enrollment of the Phase 3 studies for which we received a $35.0 million milestone payment from Baxalta.

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

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $99.9 million and $50.2 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $286.3 million.

In March 2015, our registration statement on Form S-1 (File No. 333-202936) relating to the Follow-on Offering of our common stock was declared effective by the SEC. The price of the shares sold in the Follow-on Offering was $29.00 per share. The Follow-on Offering closed on April 7, 2015, pursuant to which we sold 4,137,931 shares of common stock. We received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of $0.6 million, the net proceeds were $112.2 million.

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

Other Expense, Net

Other expense, net consists of gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability and our contingent consideration. In November 2014, in connection with the closing of our initial public offering (“IPO”), all of our outstanding warrants for convertible preferred stock were exercised for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to equity. As such, we no longer record adjustments to reflect the remeasurement of the fair values. In March 2015, the contingent consideration related to the Earn-Out Payment was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 23, 2015. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In July 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We may adopt the new standard under the full retrospective method or the modified retrospective method. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted.  We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our consolidated financial statements and related disclosures and plans to adopt this guidance on January 1, 2018.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Collaboration and License Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Revenue:
Baxalta	$6,479	$4,458	$2,021	$11,792	$7,548	$4,244
Daiichi Sankyo - related party (1)	387	507	(120)	884	1,013	(129)
Total collaboration and license revenue	$6,866	$4,965	$1,901	$12,676	$8,561	$4,115
(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Collaboration and license revenue for the three months ended June 30, 2015 was $6.9 million compared to $5.0 million for the same period in 2014, an increase of $1.9 million.  The increase was primarily due to increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Collaboration and license revenue for the six months ended June 30, 2015 was $12.7 million compared to $8.6 million for the same period in 2014, an increase of $4.1 million.  The increase was primarily due to increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Research and development	$56,944	$18,925	$38,019	$93,411	$32,861	$60,550

Research and development expenses for the three months ended June 30, 2015 were $56.9 million compared to $18.9 million for the same period in 2014, an increase of $38.0 million. The increase in research and development expenses was primarily due to:

•

an increase of $14.6 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical studies, which is net of an increase of $1.3 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $11.6 million related to initiating BLA-enabling studies for CHS-1701;
•	an increase of $4.8 million to advance CHS-1420 to a Phase 3 clinical study in psoriasis;
•

an increase of $2.6 million in personnel, consulting and other related expenses, and $1.7 million in stock-based compensation due to a net increase of approximately 37 employees, annual salaries increases and additional stock options granted in the second quarter of 2015;

•	an increase of $1.1 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	an increase of $1.0 million to advance other product candidates in our pipeline; and
•	an increase of $0.6 million to initiate an INT-131 proof-of concept Phase 2 clinical study.

Research and development expenses for the six months ended June 30, 2015 were $93.4 million compared to $32.9 million for the same period in 2014, an increase of $60.6 million. The increase in research and development expenses was primarily due to:

•

an increase of $25.4 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical studies, which is net of an increase of $1.5 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $18.4 million related to initiating BLA-enabling studies for CHS-1701;
•	an increase of $6.3 million to advance CHS-1420 to a Phase 3 clinical study in psoriasis;
•

an increase of $5.1 million in personnel,  consulting and other related expenses and $1.3 million in stock-based compensation due to a net  increase of approximately 37 employees, annual salaries increases and additional stock options granted in the first half of 2015, partially offset by common stock warrant issued during the first half of 2014 and none in 2015;

•	an increase of $1.9 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	an increase of $1.2 million to initiate an INT-131 proof-of concept Phase 2 clinical study; and
•	an increase of $1.0 million to advance other product candidates in our pipeline.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
General and administrative	$8,817	$3,978	$4,839	$14,908	$7,399	$7,509

General and administrative expenses for the three months ended June 30, 2015 were $8.8 million compared to $4.0 million for the same period in 2014, an increase of $4.8 million.  The increase was primarily due to an increase of $1.9 million in personnel, consulting and other related expenses and $1.7 million in stock-based compensation as a result of an increase in headcount, annual salaries increases, and costs associated with stock options granted in the second quarter of 2015.  Additionally, the increase was due to an increase of $0.9 million in legal, accounting, recruiting and other professional services and $0.3 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

General and administrative expenses for the six months ended June 30, 2015 were $14.9 million compared to $7.4 million for the same period in 2014, an increase of $7.5 million.  The increase was primarily due to an increase of $3.2 million in personnel, consulting and other related expenses and $1.0 million in stock-based compensation as a result of an increase in headcount, annual salaries increases, and costs associated with stock options granted in 2015.  The increase in stock-based compensation was driven primarily from additional stock options granted during the first half of 2015, partially offset by common stock warrants issued during the first half of 2014. Additionally, the increase was due to an increase of $2.7 million in legal, accounting, recruiting and other professional services and $0.6 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Interest expense	$—	$1,158	$(1,158)	$—	$3,899	$(3,899)

There was no interest expense for the three and six months ended June 30, 2015.  Interest expense for the three and six months ended June 30, 2014 was $1.2 million and $3.9 million, a decrease of $1.2 million and $3.9 million respectively.  The decrease was due to the conversion of our 2013 convertible notes into shares of our Series C convertible preferred stock in May 2014 resulting in no interest expense during the first half of 2015 compared to the recognition of non-cash interest expense and amortization of the debt discount during the first half of 2014.

Other Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Other expense, net	$139	$5,974	$(5,835)	$4,230	$14,642	$(10,412)

Other expense, net for the three months ended June 30, 2015 was $0.1 million compared to $6.0 million for the same period in 2014, a decrease of $5.9 million. The decrease is primarily due to the change in fair value of our convertible preferred stock warrant liability in the second quarter of 2014 of $6.0 million which converted into equity contemporaneously with the closing of our IPO on November 12, 2014 and the change in fair value of our contingent consideration related to the InteKrin acquisition of $1.6 million during the second quarter of 2015 as the Earn-Out Payment portion of the contingent consideration was settled in May 2015. The decrease was partially offset by the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014.

Other expense, net for the six months ended June 30, 2015 was $4.2 million compared to $14.6 million for the same period in 2014, a decrease of $10.4 million. The decrease is primarily due to the change in fair value of our convertible preferred stock warrant liability in the first half of 2014 of $14.7 million, which converted into equity contemporaneously with the closing of our IPO on November 12, 2014.  This decrease was partially offset by the change in fair value of our contingent consideration related to the InteKrin acquisition of $2.6 million as the fair value of the Earn-out Payment portion of the contingent consideration was settled in May 2015 and the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing (IPO, Follow-on Offering), sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In April 2015, we completed our Follow-on Offering and raised net proceeds of $112.2 million, after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2015, we had an accumulated deficit of $286.3 million and cash and cash equivalents of $206.1 million. We believe that our current available cash and cash equivalents will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. However, if anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(53,902)	$14,528
Net cash (used in) provided by investing activities	(2,321)	781
Net cash provided by financing activities	111,896	53,974
Effect of exchange rate changes in cash and cash equivalents	23	32
Net increase in cash and cash equivalents	$55,696	$69,315

Net cash (used in) provided by operating activities

Cash used in operating activities was $53.9 million for the six months ended June 30, 2015, reflecting a net loss of $99.9 million, an increase in prepaid and other assets of $8.0 million resulting from the increase in clinical activities and timing of vendor payments, and a decrease of $1.2 million in advanced payments under license agreement.  Cash used in operating activities were partially offset by non-cash charges of $4.3 million for the remeasurement of our contingent consideration obligations, $6.8 million for stock-based compensation and $0.6 million for depreciation and amortization. Cash used in operating activities were also offset by an increase of $15.9 million in  contingent liability to collaborator and an increase of $6.8 million in deferred revenue resulting from the payment received from Baxalta in May 2015, an increase of $18.1 million in accounts payable, accounts payable-related parties, and accrued and other liabilities as a result of the increase in clinical activities and timing of vendor payments, a decrease of $1.0 million in receivables from collaboration and license agreement and a decrease of $1.9 million in notes receivable as it was collected.

Cash provided by operating activities was $14.5 million for the six months ended June 30, 2014 reflecting a net loss of $50.2 million, which was partially offset by non-cash charges of $14.7 million for the remeasurement of our convertible preferred stock warrant liability, $1.7 million for remeasurement of our contingent consideration obligations, $3.9 million of non-cash interest expense, $4.5 million for stock-based compensation and $0.2 million for depreciation and amortization, partially offset by the gain on the extinguishment of our 2013 convertible notes of $2.0 million. Cash provided by operating activities reflected an increase in net operating assets of $41.7 million primarily due to an increase in deferred revenue of $19.4 million and an increase in contingent liability to collaborator of $17.7 million both related to the additional payments received from Baxalta under our license agreement. In addition, accounts payable and accounts payable-related parties increased by $4.2 million as a result of the increase in clinical activities and timing of vendor payments.

Net cash (used in) provided by investing activities

Cash used in investing activities of $2.3 million for the six months ended June 30, 2015 was due to the purchase of capital equipment and leasehold improvements.

Cash provided by investing activities of $0.8 million for the six months ended June 30, 2014 was related to net cash acquired from the acquisition of InteKrin in February 2014 of $2.3 million, partially offset by cash used for purchases of capital equipment of $1.6 million.

Net cash provided by financing activities

Cash provided by financing activities of $111.9 million for the six months ended June 30, 2015 was primarily related to the net proceeds of $112.8 million from the issuance of our common stock in connection with our Follow-on Offering and proceeds from the exercise of stock options of $0.5 million, partially offset by our payments of IPO and Follow-on Offering costs of $1.5 million.

Cash provided by financing activities of $54.0 million for the six months ended June 30, 2014 was primarily related to the net proceeds from the issuance of our Series C convertible preferred stock of $54.7 million, partially offset by the payment of our IPO costs of $0.8 million.

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

As of June 30, 2015, we had cash and cash equivalents of $206.1 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of June 30, 2015, we had 19.7 million Rubles in cash, which was equal to $0.4 million at that date. This cash is located in Russia.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $87.2 million and $53.6 million for the years ended December 31, 2014 and 2013, respectively; and $99.9 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $286.3 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In the second quarter of 2015, Baxter assigned its rights and obligations under our license agreement to affiliated entities that are under common control of Baxalta Corporation (“Baxalta”).  The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 or other BLA-enabling clinical development with two of our lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate) and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). We are in earlier stages of clinical development with our other lead product candidate, namely CHS-1420 (our adalimumab (Humira) biosimilar candidate) for which we have not commenced a Phase 3 clinical trial. It may be several years, if ever, before we complete Phase 3 or other BLA-enabling clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements (e.g., Baxalta and Daiichi Sankyo), we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We cannot predict when we will begin generating revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

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

As of June 30, 2015, our cash and cash equivalents were $206.1 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund our current operations for the next 12 months; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-0214 and CHS-1701 have entered Phase 3 or other BLA-enabling clinical development, and CHS-1420 is expected to advance into a Phase 3 study in 2015. CHS-0214 and CHS-1701 are our only product candidates that have advanced into pivotal studies. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We will continue to analyze and incorporate into our biosimilar development plans any final regulations issued by the FDA, pharmacy substitution policies enacted by state governments and other applicable requirements established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon the application of any laws and regulations issued by the relevant regulatory authorities.

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

We and our collaboration partners have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we or our collaboration partners intend to market our etanercept (Enbrel) biosimilar product, CHS-0214 in Japan (through our licensee Daiichi Sankyo), Europe (through our licensee Baxalta) and certain Latin American countries (through our licensee, Orox). We intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and our adalimumab (Humira) biosimilar, CHS-1420, in the United States without collaboration partners, and have not decided on whether to enter into collaborations for marketing of CHS-1701 or CHS-1420 outside the United States.

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

As of June 30, 2015, we had 95 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, in December 2014 Momenta Pharmaceuticals, or Momenta, announced acceptance by the UK of a clinical trial application for M923, an adalimumab (Humira) biosimilar being developed by Momenta in collaboration with Baxalta;

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

We are dependent on Daiichi Sankyo, Baxalta and Orox for the commercialization of our biosimilar product candidates in certain major markets, and their failure to commercialize in those markets could have a material adverse effect on our business and operating results.

Our exclusive licensee, Baxalta, is responsible for commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the U.S. (excluding Japan and certain Caribbean and Latin American countries). Our exclusive licensee, Daiichi Sankyo, is responsible for commercialization of CHS-0214 in Japan. Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-0214, CHS-1420 and CHS-1701, in certain Caribbean and Latin American countries (excluding Brazil). If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial legal costs to fund litigation or arbitration proceedings.

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

Because we have limited or no internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we have found it necessary to enter into alliances with other companies. For example, we entered into a collaboration agreement with Baxalta for the development and commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the United States. Similarly, we entered into a collaboration agreement with Daiichi Sankyo for the development and commercialization of CHS-0214 in Japan. For commercialization of our biosimilar product candidates in certain Caribbean and Latin American countries, we entered into an exclusive distribution arrangement with Orox. In the future, we may also find it necessary to form alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize specific biosimilar product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

Although we have no issued patents, when and if we do obtain issued patents, we may discover that competitors are infringing those patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents, if we or one of our collaboration partners, such as Baxalta, Daiichi Sankyo or Orox, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to prevent third parties from using the same technologies that we use in our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

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

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as Baxalta or Daiichi Sankyo may chose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

While we have filed patent applications to protect certain aspects of our own proprietary formulation and process developments, we also rely on trade secret protection and confidentiality agreements to protect proprietary scientific, business and technical information and know-how that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. Moreover, the information embodied in our trade secrets and confidential information may be independently and legitimately developed or discovered by third parties without any improper use of or reference to information or trade secrets. We seek to protect the scientific, technical and business information supporting our operations, as well as the confidential information relating specifically to our product candidates by entering into confidentiality agreements with parties to whom we need to disclose our confidential information, for example, our employees, consultants, scientific advisors, board members, contractors, potential collaborators and investors. However, we cannot be certain that such agreements have been entered into with all relevant parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Our confidential information and trade secrets thus may become known by our competitors in ways we cannot prove or remedy.

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

If we are unable to successfully obtain required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator.  The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 day prior notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval.  The FDA has denied Amgen’s Citizen’s Petition. Amgen appealed the District Court’s decision to the Court of Appeals for the Federal Circuit (CAFC) which heard oral arguments on June 3, 2015.  The three judge panel of the  CAFC issued an order temporarily blocking Sandoz from providing Zarxio pending decision by the CAFC on Amgen’s appeal.  On July 21, 2015 the Federal Circuit court, ruling on Amgen’s appeal, held in favor of Sandoz that a 351(k) biosimilar applicant may elect not to disclose its BLA and manufacturing information under the BPCIA.  Under this aspect of the Court’s ruling (assuming it survives all possible appeals), biosimilar applicants will be able to opt out of the patent resolution mechanism of the BPCIA, subject only to the remedy afforded the originator in the BPCIA, namely that it may sue the biosimilar applicant for patent infringement, before approval, under any patent the originator believes may be relevant. However, in a further aspect of its ruling favoring Amgen, the Court held on the facts before it that Sandoz was required to comply with the BPCIA’s 180 prior notice of commercial marketing, and that such notice is not effective unless given after FDA licensure.  Because Sandoz provided such notice to Amgen on March 6, 2015 (the date Zarxio received regulatory approval under 351(k)) the Court ruled that Sandoz would not be able to launch Zarxio until September 6, 2015.  Either party may appeal the decision to a full panel of the judges on the Federal Circuit, as well as the United States Supreme Court.  Therefore, it is not determined whether or when issues regarding interpretation of the BPCIA will be finally resolved.

While the ability to file declaratory judgment actions outside the framework of the BPCIA, or to treat the patent resolution mechanism of this framework as optional, may be attractive to us for addressing and resolving patent infringement risks prior to the expenditure of substantial development and regulatory costs, we note that Amgen or Sandoz may seek en banc rehearing of the above-referenced July 21, 2015 Federal Circuit decision, or either party may appeal to the United States Supreme Court.  Such en banc rehearing or Supreme Court review could reverse the July 21, 2015 Federal Circuit Court decision  by instead ruling that the patent resolution framework of the BPCIA is mandatory, and that Sandoz violated this framework by refusing to follow it. This case, and other pending or future court cases may ultimately require biosimilar applicants to test (or defend against) originator patents only in the BPCIA process, after they have filed for regulatory approval under 351(k). If biosimilar applicants are ultimately required by final court rulings to engage in the BLA disclosure and patent exchange mechanism of the BPCIA, we believe they may be exposed to more patent litigation risk than they might otherwise be exposed to in litigation conducted outside the BPCIA framework, such as (i) under a regulatory application that the applicant might choose to pursue under 351(a), where an originator would not be able to use the BPCIA procedures to potentially block the launch of a biosimilar product candidate; or (ii) under a 351(k) application in which federal court rulings may conclude it is permissible for biosimilar applicants to “opt out” of the BCPIA patent resolution mechanism, as did Sandoz in its 351(k) application for Zarxio.

Notwithstanding the Federal Circuit’s July 21, 2015 ruling that the patent exchange mechanism of the BPCIA is optional, we believe it is not yet certain whether courts will ultimately view the BPCIA process as an optional process, or instead as the sole and mandatory framework for a biosimilar entity and the originator to identify and potentially initiate patent litigation prior to launch of a biosimilar product.  We see substantial risk that a final outcome to that effect in the Sandoz and Celltrion cases could increase patent infringement risks for companies, including ours, seeking to introduce biosimilar versions of originator products.  Further, notwithstanding the Federal Circuit’s ruling that the BPCIA’s 180 notice provision is not effective until licensure, and is mandatory for biosimilar applicants that do not engage in the BPCIA patent exchange mechanism, it remains unclear to us whether courts will ultimately interpret the BPCIA to require all biosimilar applicants to provide the BPCIA’s 180 day notice of commercial marketing, and that such notice can only be given after licensure.  Such an interpretation would require biosimilar applicants to refrain from marketing during the BPCIA’s 180 notice period.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We are eligible to retain an emerging growth company status until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2019), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period. Based on our non-affiliated market capitalization as of June 30, 2015, we will cease to be an emerging growth company on January 1, 2016.

Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and there were no material weaknesses identified in connection with the reviews of our financial statements for the first and second quarters of 2015, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $1.1 million of cash in Russian banks as of June 30, 2015. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.27 to $33.84 per share during the period from November 6, 2014 through August 7, 2015 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2015, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 51% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company” and, due to the reduced reporting requirements applicable to emerging growth companies, certain investors may find investing in our common stock less attractive.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are eligible to retain an emerging growth company status until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO (December 31, 2019), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than an aggregate of $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Based on our non-affiliated market capitalization as of June 30, 2015, we will cease to be an emerging growth company on January 1, 2016.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2015, there were 38,219,006 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our Follow-on Offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2015, approximately 9.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 10, 2015	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

10.1	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.				X

10.2

Seventh Amendment to the Office Lease, effective July 6, 2015 by and between Hudson Towers at Shore Center, LLC, successor in interest to CA-Towers at Shores Center Limited Partnership, and Coherus BioSciences, Inc.

X

10.3	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.				X

10.4	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.

X