Form 10-Q
period 2015-09-30
Coherus BioSciences, Inc.
filed 2015-11-10
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 38,892,650 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,”, “potential,” “seek,” “should,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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
•

our expectation that our existing capital resources together with funding we expect to receive under our license agreements with Daiichi Sankyo Company, Limited and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, together Baxalta, will be sufficient to fund our operations for at least the next 12 months;

•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-0214, CHS-1420 and CHS-1701;
•	the rate and degree of market acceptance of CHS-0214, CHS-1420 and CHS-1701 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-0214, CHS-1420 and CHS-1701 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	our ability to compete with companies currently producing the reference products, including Enbrel, Humira and Neulasta;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,691	$150,392
Restricted cash	60	60
Receivables from collaboration and license agreement	540	2,417
Notes receivable	—	1,815
Prepaid assets	31,678	20,485
Other assets	3,333	2,276
Other assets - related party	—	1,691
Total current assets	189,302	179,136
Property and equipment, net	8,652	4,472
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	—
Other assets, non-current	10	50
Total assets	$202,312	$187,221
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,186	$8,778
Accounts payable - related parties	3,092	2,020
Accrued liabilities	25,170	11,231
Advance payments under license agreement	—	1,192
Deferred revenue	28,848	22,800
Contingent consideration	—	5,710
Other liabilities	223	52
Total current liabilities	82,519	51,783
Deferred revenue, non-current	33,447	39,899
Contingent liability to collaborator	43,500	27,650
Contingent consideration, non-current	1,060	785
Other liabilities, non-current	1,746	347
Total liabilities	162,272	120,464
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000 at September 30, 2015; Shares issued and outstanding: no shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000 at September 30, 2015; Shares issued and outstanding: 38,806,306 and 33,257,978 at September 30, 2015 and December 31, 2014, respectively	4	3
Additional paid-in capital	398,636	254,048
Accumulated other comprehensive loss	(473)	(525)
Accumulated deficit	(357,594)	(186,725)
Total Coherus stockholders' equity	40,573	66,801
Non-controlling interest	(533)	(44)
Total stockholders' equity	40,040	66,757
Total liabilities and stockholders’ equity	$202,312	$187,221

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Collaboration and license revenue	$7,167	$15,620	$19,843	$23,168
Collaboration and license revenue - related party (1)	—	432	—	1,445
Total revenue	7,167	16,052	19,843	24,613
Operating expenses:
Research and development (includes related party of $10,034 and $4,917 for the three months ended September 30, 2015 and 2014, respectively; and $33,919 and $15,698 for the nine months ended September 30, 2015 and 2014, respectively)	68,218	18,496	161,629	51,357
General and administrative (includes related party of $168 and $362 for the three months ended September 30, 2015 and 2014, respectively; and $511 and $507 for the nine months ended September 30, 2015 and 2014, respectively)	10,166	3,979	25,074	11,378
Total operating expenses	78,384	22,475	186,703	62,735
Loss from operations	(71,217)	(6,423)	(166,860)	(38,122)
Interest expense (includes related party of $0 and $2,687 for the nine months ended September 30, 2015 and 2014, respectively)	(33)	(1)	(33)	(3,900)
Other expense, net	(235)	(1,490)	(4,465)	(16,132)
Net loss	(71,485)	(7,914)	(171,358)	(58,154)
Net loss attributable to non-controlling interest	151	42	489	155
Net loss attributable to Coherus	$(71,334)	$(7,872)	$(170,869)	$(57,999)
Net loss per share attributable to Coherus, basic and diluted	$(1.86)	$(1.79)	$(4.68)	$(13.62)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	38,426,734	4,409,703	36,510,756	4,258,770

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(71,485)	$(7,914)	$(171,358)	$(58,154)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	47	(160)	52	(128)
Comprehensive loss	(71,438)	(8,074)	(171,306)	(58,282)
Comprehensive loss attributable to non-controlling interest	151	42	489	155
Comprehensive loss attributable to Coherus	$(71,287)	$(8,032)	$(170,817)	$(58,127)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(171,358)	$(58,154)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,268	439
Remeasurement of contingent consideration	4,414	2,740
Remeasurement of convertible preferred stock warrants	—	15,373
Preferred stock issued in exchange for services	—	147
Non-cash interest (income) expense and amortization of (receivable) debt discount	(38)	3,897
Impairment of property and equipment	128	—
Gain on extinguishment of 2013 Notes	—	(2,048)
Stock-based compensation expense	11,547	7,236
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,877	—
Receivables from related party	—	278
Notes receivable from related parties	—	107
Notes receivable	1,853	—
Prepaid assets	(11,194)	(12,157)
Other assets	(2,331)	—
Other assets - related party	1,691	—
Other assets - non-current	42	(476)
Accounts payable	19,100	552
Accounts payable - related parties	1,072	4,580
Accrued and other liabilities	13,771	498
Deferred revenue	(383)	25,885
Advance payments under license agreements	(1,192)	—
Contingent liability to collaborator	15,850	20,150
Other liabilities, non-current	326	311
Net cash (used in) provided by operating activities	(113,557)	9,358
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics, Inc.	—	2,334
Purchases of property and equipment	(4,720)	(2,360)
Increase in restricted cash	(785)	—
Net cash used in investing activities	(5,505)	(26)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	54,660
Proceeds from issuance of convertible preferred stock upon exercise of warrants	—	74
Proceeds from follow-on offering, net of underwriters discounts and commissions	112,800	—
Proceeds from private placement	10,000	—
Proceeds from issuance of common stock upon exercise of stock options	1,015	19
Repurchase of restricted common stock	—	(2)
Payments of initial public offering costs	(855)	(2,561)
Payments of follow-on offering costs	(601)	—
Net cash provided by financing activities	122,359	52,190
Effect of exchange rate changes in cash and cash equivalents	2	(201)
Net increase in cash and cash equivalents	3,299	61,321
Cash and cash equivalents at beginning of period	150,392	39,554
Cash and cash equivalents at end of period	$153,691	$100,875

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

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, the Company completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which the Company believes will support the planned filing of a biologics license application (“BLA”) in the U.S. An additional immunogenicity study is underway in healthy volunteers pursuant to this BLA, which is projected to be submitted to the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2016.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. In October 2015, the Company completed part 1 of a Phase 3 clinical study in psoriasis comparing CHS-0214 to Enbrel.  This study is on-going, but this study met all its primary efficacy endpoints. There were no clinically important safety issues in either treatment group. The Company expects that results from these studies, if positive, combined with data from our Phase 1 studies and Phase 3 study in psoriasis, will support the expected filing of a marketing application in Europe and Japan in 2016. The Company has retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

The Company’s second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary study endpoint. The Company initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. A bridging PK study comparing the Phase 3 CHS-1420 material to adalimumab (Humira) is planned for during the first half of 2016.

Need to Raise Additional Capital

As of September 30, 2015, the Company had an accumulated deficit of $357.6 million and cash and cash equivalents of $153.7 million. The Company believes that its current available cash and cash equivalents, together with funding it expects to receive under its license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next twelve months. However, if the anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of September 30, 2015: Coherus Intermediate Corp, InteKrin Therapeutics, Inc. (“InteKrin”), and Intekrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, was a net loss of $123,000 and a net gain of $246,000, respectively, and for the nine months ended September 30, 2015 and 2014, was a net loss of $162,000 and a net gain of $164,000, respectively.

Segment Reporting and Customer Concentration

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products, and, as part of the InteKrin acquisition, small molecules. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Long-lived assets are primarily maintained in the United States of America.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$6,807	$15,620	$18,599	$23,168
Rest of world	360	432	1,244	1,445
Total revenue	$7,167	$16,052	$19,843	$24,613

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Baxalta	95%	97%	94%	94%

Derivative Liability

The Company has a derivative liability related to the contingent consideration associated with the acquisition of InteKrin. There were two contingent payments: (i) upon the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, (“Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and a third party (“Compound Transaction Payment”). The derivative related to the contingent consideration is accounted for as a liability and remeasured to fair value as of each balance sheet date or settlement date and the related remeasurement adjustment is recognized as other income (expense), net in the statement of operations. See Note 3 for further details regarding settlement of the Earn-Out Payment in March 2015. The Company determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payments. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

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

Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. A milestones is defined as an event that can only be achieved based on the Company’s performance where there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. The Company’s evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. Other comprehensive loss includes foreign currency translation adjustments for the three and nine months ended September 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). Under the amendments in ASU 2015-14, the FASB deferred the effective date of ASU 2014-09 for public business entities to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company may adopt the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its condensed consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$153,367	$153,367	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$154,212	$154,212	$—	$—
Liabilities:
Contingent consideration	$1,060	$—	$—	$1,060

	Fair Value Measurements
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,952	$147,952	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$148,012	$148,012	$—	$—
Liabilities:
Contingent consideration	$6,495	$—	$—	$6,495

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

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for INT-131 in multiple sclerosis patients, triggering the obligation to settle the contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders. Contemporaneously, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net in the condensed consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance to equity in the condensed consolidated balance sheet. For  the three and nine months ended September 30, 2014, the Company recognized $1.0 million and $2.7 million, respectively, in other expense, net in the condensed consolidated statement of operations for the change in the fair value of the Earn-Out Payment.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 6% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow.  The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  The change in the fair value of the Compound Transaction Payment was recognized in other expense, net within the condensed consolidated statement of operations of $135,000 and $275,000 for the three and nine months ended September 30, 2015, respectively, and $25,000 and $70,000 for the three and nine months ended September 30, 2014, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2014	$6,495
Change in fair value of the contingent consideration liability	4,414
Fair value of Earn-Out Payment settled in common stock on March 6, 2015	(9,849)
Balance as of September 30, 2015	$1,060

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid clinical, material, manufacturing and other - related parties	$7,116	$5,990
Prepaid clinical, material and manufacturing	22,048	12,149
Prepaid other	2,514	2,346
Prepaid assets	$31,678	$20,485

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Machinery and equipment	$6,594	$4,317
Computer equipment and software	967	286
Furniture and fixtures	325	288
Leasehold improvements	1,212	399
Construction in progress	2,220	474
Total property and equipment	11,318	5,764
Accumulated depreciation and amortization	(2,666)	(1,292)
Property and equipment, net	$8,652	$4,472

Depreciation and amortization expense was $636,000 and $192,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,268,000 and $439,000 for the nine months ended September 30, 2015 and 2014, respectively.

In July 2015, the Company entered into a new lease agreement with its landlord for its new headquarters facility in Redwood City, California (see Note 6). It is expected that the Company will move into the new facility in December 2015. Construction in progress at September 30, 2015 includes $2.2 million of leasehold improvements related to the new headquarters.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Accrued clinical, manufacturing and other - related parties	$6,678	$2,997
Accrued clinical and manufacturing	12,199	2,396
Accrued compensation	3,108	3,435
Accrued professional and consulting fees	688	252
Accrued other	2,497	2,151
Accrued liabilities	$25,170	$11,231

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Baxalta	$6,807	$15,620	$18,599	$23,168
Daiichi Sankyo - related party (1)	360	432	1,244	1,445
Total collaboration and license revenue	$7,167	$16,052	$19,843	$24,613

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea, with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million which was recorded as deferred revenue and is being amortized over the remaining estimated performance period under the agreement using the straight line method.

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

As of September 30, 2015, $3.1 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.4 million was included in current liabilities and $1.7 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2014, $4.3 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $4.0 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $7.9 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

If the Company commercializes CHS-0214, its etanercept biosimilar product, in the United States, the Company will be required to refund a portion of the milestone payments received from Baxalta as specified in the Second Amendment. A portion of each of the $130.0 million milestones would be subject to refund. The Company concluded that the payments that contain potentially reimbursable amounts to Baxalta are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. Therefore, the Company will record the portion of the contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxalta until the earlier to occur of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. This liability is included in the contingent liability to collaborator on the condensed consolidated balance sheets. The portion of the milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of performance under the arrangement.

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

The Second Amendment also provides that Baxalta will purchase $10.0 million of the Company’s common stock within six months of execution of the Second Amendment at a price per share equal to the closing trading price on the date of such purchase. As a result, on September 10, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Baxalta. Pursuant to the Purchase Agreement, the Company sold Baxalta an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10 million. See Note 7 for further details.

As of September 30, 2015, $59.0 million of revenue was deferred under the arrangements with Baxalta, of which $27.2 million was included in current liabilities and $31.8 million was included in non-current liabilities in the condensed consolidated balance sheet. As of September 30, 2015, $43.5 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxalta in the future.

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

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of September 30, 2015, the Company had a commitment of $13.5 million with CMOs for the manufacture of clinical trial material due within a year. The Company has an agreement with Medpace, Inc. (“Medpace”), a CRO, which provides for a minimum fee commitment of $35.0 million in the aggregate for clinical trial services; however, the agreement is cancelable without cause by either party upon 30 days prior notification. As of September 30, 2015, the Company has fulfilled the minimum fee commitment related to this agreement.

Facility Leases

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

The New Lease commences on the earlier of (i) the first date on which Tenant conducts business in the Premises, or (ii) the later of (a) October 22, 2015, or (b) the date on which the Landlord substantially completes certain improvements to the Premises (the “Commencement Date”). The New Lease terminates on the last day of the calendar month following the date that is 84 months after the Commencement Date (the “Lease Term”), unless terminated earlier. It is expected that the Company will move into the new facility in December 2015.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. Provided that no default occurs under the terms of the New Lease, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to approximately $0.3 million as of the last day of the sixtieth full calendar month of the Lease Term. The Company has recorded the $0.8 million Letter of Credit in restricted cash, non-current within its condensed consolidated balance sheet at September 30, 2015.

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

The future minimum lease payments for all the Company’s facility leases, which takes into consideration the termination of the Current Lease and the commencement of the New Lease in December 2015, as of September 30, 2015 are as follows (in thousands):

Year ending December 31,
2015 (three months remaining)	$324
2016	1,692
2017	1,276
2018	1,669
2019 and thereafter	7,033
Total minimum lease payments	$11,994

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses.  In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. As of September 30, 2015, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

7.	Common Stock and Stock-Based Compensation

InteKrin Earn-Out

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

Private Placement with Baxalta

On September 10, 2015, the Company completed a private placement and entered into the Purchase Agreement with Baxalta. Pursuant to the Purchase Agreement, the Company sold Baxalta an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10 million. The purchase price for each share was $25.63, which was equal to the closing trading price of the Company's common stock on the NASDAQ Global Market on the day of pricing, September 9, 2015. The securities sold and issued in connection with the private placement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Baxalta GmbH. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC no later than December 4, 2015 for purposes of registering the resale of the shares and agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC within 60 days after its filing.

Stock-Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under the Founders’ Shares agreements. These Founders’ Shares agreements require continued rendering of service to the Company in order for the shares to vest. As such, shares of restricted common stock subject to future vesting are not deemed outstanding for accounting purposes until the shares vest. The Company recognizes stock-based compensation over the vesting term of four years based on the fair value of the common stock on the dates of issuance. As of September 30, 2015, all shares were fully vested and there were no shares subject to repurchase.

The stock-based compensation expense recorded related to shares of common stock granted pursuant to the Founders’ Shares agreements was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$—	$973	$9	$1,208
General and administrative	—	1	—	4
	$—	$974	$9	$1,212

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$2,146	$871	$5,602	$1,561
General and administrative	2,598	890	5,936	1,767
	$4,744	$1,761	$11,538	$3,328

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

8.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Coherus	$(71,334)	$(7,872)	$(170,869)	$(57,999)
Denominator:
Weighted-average common shares outstanding	38,426,734	4,624,437	36,515,581	4,691,201
Less: weighted-average unvested common shares subject to repurchase (1)	—	(214,734)	(4,825)	(432,431)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	38,426,734	4,409,703	36,510,756	4,258,770
Net loss per share attributable to Coherus, basic and diluted	$(1.86)	$(1.79)	$(4.68)	$(13.62)
(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	September 30,
	2015	2014
Stock options outstanding	7,924,249	5,550,190
Convertible preferred stock	—	21,131,217
Convertible preferred stock warrants	—	186,982
Common stock warrants	—	553,274
Total	7,924,249	27,421,663

In addition, 358,384 shares of common stock contingently issuable upon the successful achievement of an objective associated with contingent consideration payable to former InteKrin stockholders have been excluded from the calculation of diluted net loss per share attributable to Coherus for the three and nine months ended September 30, 2014. On March 6, 2015, the contingent issuable shares were settled (see Note 3).

9.	Related Party Transactions

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company issued 2,867,426 shares of Series B convertible preferred stock to Daiichi Sankyo. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity. Accordingly, the Company recognized related party transactions of $0.4 million and $1.4 million as collaboration and license revenue–related party in the Company’s statements of operations for the three and nine months ended September 30, 2014. In addition, the Company recognized $1.2 million and $3.6 million as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014. Upon the consummation of the Company’s initial public offering, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore as of November 2014, Daiichi Sankyo was no longer considered a related party. As a result, the condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015, do not reflect transactions with Daiichi Sankyo as related party transactions.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook Pharmica LLC (“Cook”) as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. The Company recognized services rendered by Cook within research and development in the condensed consolidated statements of operations of a credit of $0.1 million and an expense of $4.1 million during the three and nine months ended September 30, 2014. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. As a result, the condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015, do not reflect transactions with Cook as related party transactions.

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As September 30, 2015, the Company had $7.1 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.0 million in accounts payable–related parties, and $6.7 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2014, the Company had $6.0 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $1.9 million in accounts payable–related parties, and $3.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $10.0 million and $6.2 million during the three months ended September 30, 2015 and 2014, respectively, and $33.7 million and $14.9  million during the nine months ended September 30, 2015 and 2014, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations. The Company also has an agreement with Medpace which provides for a minimum fee commitment of $35.0 million for clinical trial services, which is further discussed in Note 6. As of September 30, 2015, the Company has fulfilled the minimum fee commitment related to this agreement.

Recruiting Services

One member of the Company’s board of directors was the chief executive officer of a company that provided recruiting services to the Company. As of September 30, 2015 and December 31, 2014, the Company had $50,000 and $90,000, respectively, in accounts payable-related parties on the Company’s condensed consolidated balance sheet. The Company recorded in its condensed consolidated statements of operations $168,000 and $362,000 for the three months ended September 30, 2015 and 2014, respectively, and $511,000 and $507,000 for the nine months ended September 30, 2015 and 2014, respectively, in general and administrative expense; $0 for both the three month periods ended September 30, 2015 and 2014, respectively, and $258,000 and $241,000 for the nine months ended September 30, 2015 and 2014, respectively, in research and development expense for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Company’s board of directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share. In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock. For the three and nine months ended September 30, 2014, the Company recognized $0 million and $2.7 million of interest expense related to the debt and the amortization of the debt discount within interest expense in the Company’s condensed consolidated statements of operations.

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

Other Assets – Related Party

In December 2014, the Company entered into an agreement with an officer of the Company, in which the officer irrevocably transferred his rights to a certain number of shares with an aggregate value of $1.7 million. This amount is reflected in the Company’s condensed consolidated balance sheet at December 31, 2014 as “other assets-related party”. This transaction was settled in July 2015.

10.	Subsequent Event

On October 15, 2015, the Company received a $30.0 million milestone payment from Baxalta, pursuant to the Second Amendment. The milestone payment relates to the successful demonstration of drug product stability for CHS-0214, the Company’s etanercept biosimilar candidate.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, we have completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.), which we believe will support the planned filing of a biologics license application (BLA) in the U.S. An additional immunogenicity study is underway in healthy volunteers pursuant to this BLA, which is projected to be submitted to the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2016.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate that we have partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), to develop and commercialize in key markets outside of the United States. In October 2015, we completed part 1 of a Phase 3 clinical study in psoriasis comparing CHS-0214 to Enbrel.  This study is on-going but has met all its primary efficacy endpoints at 12 weeks. There were no clinically important safety issues noted in either treatment group. This study is on-going. We are currently conducting a Phase 3 clinical study in rheumatoid arthritis. We further expect primary efficacy and safety results from this study, in the first quarter of 2016. We expect that results from these studies, if positive, combined with data from our Phase 1 studies and Phase 3 study in psoriasis, will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary study endpoint. We initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. A bridging PK study comparing the Phase 3 CHS-1420 material to adalimumab (Humira) is planned for during the first half of 2016.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $171.4 million and $58.2 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $357.6 million.

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

In September 2015, the Company completed a private placement with Baxalta, in which the Company sold an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10.0 million.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 23, 2015. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). Under the amendments in ASU 2015-14, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted.  We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our condensed consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Collaboration and License Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Revenue:
Baxalta	$6,807	$15,620	$(8,813)	$18,599	$23,168	$(4,569)
Daiichi Sankyo - related party (1)	360	432	(72)	1,244	1,445	(201)
Total collaboration and license revenue	$7,167	$16,052	$(8,885)	$19,843	$24,613	$(4,770)

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Collaboration and license revenue for the three months ended September 30, 2015 was $7.2 million compared to $16.1 million for the same period in 2014, a decrease of $8.9 million.  The decrease was primarily due to the $10.0 million receipt received for the achievement of a substantive milestone in the third quarter of 2014 under our license agreement with Baxalta. The decrease was partially offset by increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Collaboration and license revenue for the nine months ended September 30, 2015 was $19.8 million compared to $24.6 million for the same period in 2014, a decrease of $4.8 million.  The decrease was primarily due to the $10.0 million receipt received for the achievement of a substantive milestone in the third quarter of 2014 under our license agreement with Baxalta. The decrease was partially offset by increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Research and development	$68,218	$18,496	$49,722	$161,629	$51,357	$110,272

Research and development expenses for the three months ended September 30, 2015 were $68.2 million compared to $18.5 million for the same period in 2014, an increase of $49.7 million. The increase in research and development expenses was primarily due to:

•

an increase of $21.5 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical studies, which is net of an increase of $2.8 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $13.4 million related to initiating BLA-enabling studies for CHS-1701;
•	an increase of $7.6 million to advance CHS-1420 to a Phase 3 clinical study in psoriasis;
•

an increase of $2.4 million in personnel, consulting and other related expenses, and $0.3 million in stock-based compensation due to a net increase of approximately 38 employees, annual salaries increases and additional stock options granted in the first three quarters of 2015, partially offset by higher stock-based compensation expense related to consultants in the third quarter of 2014 than in the third quarter of 2015;

•	an increase of $2.2 million to advance other product candidates in our pipeline;
•	an increase of $1.5 million in facilities, supplies and materials and other infrastructure to support our research and development growth; and
•	an increase of $0.8 million to initiate an INT-131 proof-of concept Phase 2 clinical study.

Research and development expenses for the nine months ended September 30, 2015 were $161.6 million compared to $51.4 million for the same period in 2014, an increase of $110.3 million. The increase in research and development expenses was primarily due to:

•

an increase of $46.8 million in costs incurred for CHS-0214 due to the ongoing Phase 3 clinical studies, which is net of an increase of $4.4 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $31.9 million related to initiating BLA-enabling studies for CHS-1701;
•	an increase of $13.9 million to advance CHS-1420 to a Phase 3 clinical study in psoriasis;
•

an increase of $7.5 million in personnel,  consulting and other related expenses and $1.6 million in stock-based compensation due to a net  increase of approximately 38 employees, annual salaries increases and additional stock options granted in the first three quarters of 2015, partially offset by common stock warrant issued during 2014 and none in 2015, and higher stock-based compensation expense related to consultants during the first nine months of 2014 than during the first nine months of 2015;

•	an increase of $3.4 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	an increase of $3.2 million to advance other product candidates in our pipeline; and
•	an increase of $2.0 million to initiate an INT-131 proof-of concept Phase 2 clinical study.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
General and administrative	$10,166	$3,979	$6,187	$25,074	$11,378	$13,696

General and administrative expenses for the three months ended September 30, 2015 were $10.2 million compared to $4.0 million for the same period in 2014, an increase of $6.2 million.  The increase was primarily due to an increase of $1.7 million in personnel, consulting and other related expenses and $1.7 million in stock-based compensation as a result of an increase in headcount, annual salaries increases, and costs associated with stock options granted in the first three quarters of 2015.  Additionally, the increase was due to an increase of $2.2 million in legal, accounting, recruiting and other professional services and $0.6 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

General and administrative expenses for the nine months ended September 30, 2015 were $25.1 million compared to $11.4 million for the same period in 2014, an increase of $13.7 million.  The increase was primarily due to an increase of $5.1 million in personnel, consulting and other related expenses and $2.8 million in stock-based compensation as a result of an increase in headcount, annual salaries increases, and costs associated with stock options granted in 2015.  The increase in stock-based compensation was driven primarily from additional stock options granted in the first three quarters of 2015, partially offset by common stock warrants issued during the first nine months of 2014. In addition, the increase in general and administrative expenses was due to an increase of $4.6 million in legal, accounting, recruiting and other professional services and $1.2 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Interest expense	$33	$1	$32	$33	$3,900	$(3,867)

Interest expense for the three and nine months ended September 30, 2014 was $1,000 and $3.9 million, a decrease of $3.9 million.  The decrease was due to the conversion of our 2013 convertible notes into shares of our Series C convertible preferred stock in May 2014 resulting in no interest expense during the first nine months of 2015 compared to the recognition of non-cash interest expense and amortization of the debt discount during the first nine months of 2014.

Other Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(in thousands)
Other expense, net	$235	$1,490	$(1,255)	$4,465	$16,132	$(11,667)

Other expense, net for the three months ended September 30, 2015 was $0.2 million compared to $1.5 million for the same period in 2014, a decrease of $1.3 million. The decrease is primarily due to the change of $0.7 million in fair value of our convertible preferred stock warrant liability from the third quarter of 2014 which converted into equity contemporaneously with the closing of our IPO on November 12, 2014 and the change in fair value of our contingent consideration related to the InteKrin acquisition of $0.9 million during the third quarter of 2015 as the Earn-Out Payment portion of the contingent consideration was settled in May 2015. The decrease was partially offset by an increase of $0.4 million due to a change in foreign exchange rates during the third quarter of 2015 when compared to the third quarter of 2014.

Other expense, net for the nine months ended September 30, 2015 was $4.5 million compared to $16.1 million for the same period in 2014, a decrease of $11.7 million. The decrease is primarily due to the change of $15.4 million in fair value of our convertible preferred stock warrant liability in the first nine months of 2014 which converted into equity contemporaneously with the closing of our IPO on November 12, 2014. This decrease was partially offset by the change in fair value of our contingent consideration related to the InteKrin acquisition of $1.7 million during the first nine months of 2015 as the fair value of the Earn-out Payment portion of the contingent consideration was settled in May 2015 and the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In April 2015, we completed a follow-on offering of common stock and raised net proceeds of $112.2 million, after deducting underwriting discounts and commissions and offering expenses. Additionally, in September 2015 we completed a private placement with Baxalta which raised net proceeds of approximately $10.0 million.

As of September 30, 2015, we had an accumulated deficit of $357.6 million and cash and cash equivalents of $153.7 million. We believe that our current available cash and cash equivalents, together with funding we expect to receive under our license agreement with Daiichi Sankyo and Baxalta, will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. However, if anticipated operating results are not achieved in future periods, the planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the operations. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(113,557)	$9,358
Net cash used in investing activities	(5,505)	(26)
Net cash provided by financing activities	122,359	52,190
Effect of exchange rate changes in cash and cash equivalents	2	(201)
Net increase in cash and cash equivalents	$3,299	$61,321

Net cash (used in) provided by operating activities

Cash used in operating activities was $113.6 million for the nine months ended September 30, 2015, reflecting a net loss of $171.4 million, an increase in prepaid and other assets of $11.8 million as a result for initiating clinical activities and timing of vendor payments, a decrease of $1.2 million in advanced payments under license agreement, and a decrease of $0.4 million in deferred revenue.  Cash used in operating activities were partially offset by non-cash charges of $4.4 million for the remeasurement of our contingent consideration obligations, $11.5 million for stock-based compensation and $1.4 million for depreciation and amortization and impairment of property and equipment. Cash used in operating activities were also offset by an increase of $15.9 million in contingent liability to collaborator, an increase of $33.9 million in accounts payable, accounts payable-related parties, and accrued and other liabilities as a result of the increase in clinical activities and timing of vendor payments, a decrease of $1.9 million in receivables from collaboration and license agreement and a decrease of $1.9 million in notes receivable as it was collected.

Cash provided by operating activities was $9.4 million for the nine months ended September 30, 2014 reflecting a net loss of $58.2 million, which was partially offset by non-cash charges of $15.4 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivative liabilities, $2.7 million for remeasurement of our contingent consideration obligations, $3.9 million of non-cash interest expense, $7.2 million for stock-based compensation and $0.4 million for depreciation and amortization, partially offset by the gain on the extinguishment of our convertible notes issued in 2013 of $2.0 million. Cash provided by operating activities reflected an increase in net operating assets of $39.7 million primarily due to an increase in deferred revenue of $25.9 million and an increase in contingent liability to collaborator of $20.2 million both related to the additional payments received from Baxalta under our license agreement. In addition, accounts payable and accounts payable-related parties increased by $5.1 million, and accrued and other liabilities increased by $0.5 million as a result of the increase in clinical activities and timing of vendor payments. The increase was partially offset by an increase in prepaid assets of $12.2 million as a result of the increase in clinical activities.

Net cash used in investing activities

Cash used in investing activities of $5.5 million for the nine months ended September 30, 2015 was due to the purchase of capital equipment and leasehold improvements.

Cash used in investing activities of $26,000 for the nine months ended September 30, 2014 was due to the purchases of capital equipment and leasehold improvements of $2.4 million, partially offset by the net cash acquired from the acquisition of InteKrin in February 2014 of $2.3 million.

Net cash provided by financing activities

Cash provided by financing activities of $122.4 million for the nine months ended September 30, 2015 was primarily related to the net proceeds of $112.8 million from the issuance of our common stock in connection with our follow-on offering, net proceeds of approximately $10.0 million from the private placement with Baxalta, and proceeds from the exercise of stock options of $1.0 million, partially offset by our payments of IPO and follow-on offering costs of $1.5 million.

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

Contractual Commitments - Facility Leases

In July 2015, we entered into a new lease agreement with our current landlord for a new headquarters facility in Redwood City, California. In addition, we entered into the seventh amendment to the existing facility lease with our current landlord which provides for early termination of the existing facility lease upon the commencement of the new lease. It is expected that the Company will move into the new facility in December 2015.

The future minimum lease payments for all of our facility leases, which takes into consideration the termination of the existing facility lease and the commencement of the new lease in December 2015, as of September 30, 2015 are as follows (in thousands):

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating lease obligations	$11,994	$1,589	$4,658	$3,570	$2,177

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

As of September 30, 2015, we had cash and cash equivalents of $153.7 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of September 30, 2015, we had 3.6 million Rubles in cash, which was equal to $54,000 at that date. This cash is located in Russia.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

On November 9, 2015, we filed in the United States Patent and Trademark Office, pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, a petition for Inter Partes Review (“IPR”) of AbbVie’s United States Patent No. 8,889,135 entitled “Methods of Administering Anti-TNFα antibodies” directed to treating rheumatoid arthritis in a human subject via subcutaneous administration, every 13-15 days, of 40 mg of a human anti-TNFα antibody.

ITEM 1A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $87.2 million and $53.6 million for the years ended December 31, 2014 and 2013, respectively; and $171.4 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $357.6 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxter International, Inc., Baxter Healthcare Corporation and Baxter Healthcare SA, or together, Baxter, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In the second quarter of 2015, Baxter assigned its rights and obligations under our license agreement to Baxalta.  The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 or other BLA-enabling clinical development with all three of our lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate)  and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). It may be several years, if ever, before we complete Phase 3 or other BLA-enabling clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar companies (including competition from large pharmaceutical companies entering the biosimilar market that may be able to gain advantages in the sale of biosimilar products based on brand recognition and/or existing relationships with customers and payors) and whether we own (or have partnered) the commercial rights for that territory. If the market for our product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain regulatory approval for our lead products, CHS-0214, CHS-1420 and CHS-1701, our business may suffer. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

We expect that we will need to raise substantial additional funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing three product candidates through late-stage clinical development, which is expensive.

As of September 30, 2015, our cash and cash equivalents were $153.7 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund our current operations for the next 12 months; however, we expect that we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-0214, CHS-1420 and CHS-1701 have entered Phase 3 or other BLA-enabling clinical development.

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

This approval process, as well as the unpredictability of the results of clinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, which would significantly harm our business. Any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

If we are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and to commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological reference products already licensed by the regulatory authority pursuant to marketing applications, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. Each individual jurisdiction may apply different criteria to assess biosimilarity, based on a preponderance of the evidence that can be interpreted subjectively in some cases. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

Although our Phase 1 PK / PD trial for CHS-1701 met its primary endpoint and was satisfactory for purposes of pursuing a 351(a) (novel biologic) approval pathway (which does not require bioequivalence to the originator drug), we believe the results of the trial are indicative of the challenges in developing biosimilar drugs insofar as the data from the trial did not establish bioequivalence to Neulasta sufficient to support a 351(k) (biosimilar) approval pathway. However, in October 2014 we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. We believe the 351(k) (biosimilar) approval pathway may enable us to file for U.S. regulatory approval for CHS-1701 in the first quarter of 2016 earlier than we project under a 351(a) (novel biologic) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701in the United States, which, if positive, we believe will support the planned filing of a BLA in the United States. An additional immunogenicity study was initiated in the second quarter of 2015 in healthy volunteers pursuant to this BLA. While we believe it may be possible to advance CHS-1701 to such 351(k) approval application without a collaboration or licensing partner, it remains uncertain whether execution of our development plan will result in data supporting our planned 351(k) approval application for CHS-1701.

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

The inherent variability in protein structure from one production lot to another is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. For example, the glycosylation of the protein, meaning the manner in which sugar molecules are attached to the protein backbone of a therapeutic protein when it is produced in a living cell, is critical to therapeutic efficacy, half-life (how long the drug stays in the body), efficacy and even safety of the therapeutic and is therefore a key consideration for biosimilarity. Defining and understanding the variability of an originator molecule in order to match its glycosylation profile requires significant skill in cell biology, protein purification and analytical protein chemistry. Furthermore, manufacturing proteins with reliable and consistent glycosylation profiles at scale is challenging and highly dependent on the skill of the cell biologist and process scientist.

There are extraordinary technical challenges in developing complex protein-based therapeutics that not only must achieve an acceptable degree of similarity to the originator molecule in terms of characteristics such as the unique glycosylation pattern , but also the ability to develop manufacturing processes that can replicate the necessary structural characteristics within an acceptable range of variability sufficient to satisfy regulatory authorities.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent registration clinical studies. There is a high failure rate for product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Nonclinical and clinical data are also often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

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

For example, we intend to alter the manufacturing process for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business.

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

If we receive approval, regulatory agencies including the FDA and foreign regulatory agencies, regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

In Europe, the approval of a biosimilar for marketing is based on an opinion issued by the EMA and a decision issued by the European Commission. Therefore, the marketing approval will cover the entire EEA. However, substitution of a biosimilar for the originator is a decision that is made at the national level. Additionally, a number of countries do not permit the automatic substitution of biosimilars for the originator product. Therefore, even if we obtain marketing approval for the entire EEA, we may not receive substitution in one or more European nations, thereby restricting our ability to market our products in those jurisdictions.

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

We and our collaboration partners have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we or our collaboration partners intend to market our etanercept (Enbrel) biosimilar product, CHS-0214 in Japan (through our licensee Daiichi Sankyo), Europe (through our licensee Baxalta) and certain Latin American countries (through our licensee, Orox). We intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and our adalimumab (Humira) biosimilar, CHS-1420, in the United States potentially with collaboration partners, and have not decided on whether to enter into collaborations for marketing of CHS-1701 or CHS-1420 outside the United States.

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

Adverse events involving an originator product, or other biosimilars of such originator product, may negatively affect our business.

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

As of September 30, 2015, we had 107 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, a transition period is necessary when a new CRO commences work, which can materially impact our ability to meet our desired clinical development timelines. Though we strive to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects and financial condition

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates or fail to do so at acceptable quality levels or prices.

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

If any of our product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to build and stock our product candidates in sufficient quantities to meet the requirements for the launch of these candidates or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.

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
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, in December 2014 Momenta Pharmaceuticals, or Momenta, announced acceptance by the UK of a clinical trial application for an adalimumab (Humira) biosimilar being developed by Momenta in collaboration with Baxalta;

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

Our exclusive licensee, Baxalta, is responsible for commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the U.S. (excluding Japan and certain Caribbean and Latin American countries). Our exclusive licensee, Daiichi Sankyo, is responsible for commercialization of CHS-0214 in Japan. Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-0214, CHS-1420 and CHS-1701, in certain Caribbean and Latin American countries (excluding Brazil). If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings.

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

If we, our collaboration partners or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate, withdrawal of an approval or suspension of production. As a result, our business, financial condition and results of operations may be materially harmed.

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

These factors could cause us to incur additional costs and could cause the delay or termination of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz International GmbH, or Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, Samsung Bioepis, Ltd., or Bioepis, (a Merck/Biogen/Samsung biosimilar venture) and Hanwha Chemical Corporation, or Hanwha Momenta, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to etanercept (Enbrel), adalimumab (Humira) and pegfilgrastim (Neulasta). For example, we understand that Sandoz, Samsung Group and Hanwha are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Each of Sandoz, Bioepis and Hanwha appear to have ongoing Phase 3 clinical trials for an etanercept (Enbrel) biosimilar product candidate which they initiated earlier than our own Phase 3 clinical trials. Similarly, we understand that Sandoz and Apotex are engaged in the development of a pegfilgrastim (Neulasta) biosimilar product candidate and believe such development has completed two Phase 3 clinical trials. Boehringer, Amgen, and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program is in Phase 1, Pfizer’s program is in Phase 3, and that Amgen’s program has successfully completed Phase 3.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaboration partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We expect competition from companies such as Sandoz, Teva, Boehringer, Pfizer and Amgen that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally or to bring product candidates to market. Failure to bring our product candidates to market will prevent us from generating sales revenue, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates, reduce their competitiveness even if they reach the market, and harm  our business and operating results.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	the possibility that a competitor may achieve interchangeability and we may not;
•	relative convenience and ease of administration;
•	the extent to which our product may be similar to the originator product than competing biosimilar product candidates;
•	policies and practices governing the naming of biosimilar product candidates;
•	prevalence of the disease or condition for which the product is approved;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•	publicity concerning our products or competing products and treatments;
•	the extent to which third-party payors provide adequate third-party coverage and reimbursement for our product candidates, if approved; and
•	our ability to maintain compliance with regulatory requirements.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, Centers for Medicare & Medicaid Services (“CMS”) issued a proposed Part B rule in the third quarter of 2015 on biosimilar payment and coding which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the average sales price (ASP) of all biosimilar products that reference a common biological product’s license application.  This reimbursement rule could potentially create greater pricing pressure for biosimilars reimbursed in the medical benefit (Part B) segment.   The final CMS rule is expected by the middle of the fourth quarter of 2015.

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

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions which do not require publication of patent applications until 18 months after filing. We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions for which legal principles remain unresolved. As a result, the patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries for many reasons. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Our patents and patent applications, even if they are unchallenged,  may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents, we have filed a number of patents covering our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Enbrel and Humira (Amgen and AbbVie, respectively) own patents directed to formulations for these products. Rather than wait for the expiration of these formulation patents, we have developed our own proprietary formulations for these products which we believe are not covered by third party patents, including Amgen or AbbVie’s formulation patents; and we have filed patent applications covering our formulations. We cannot guarantee that our proprietary formulations will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira) would cover the formulations of any competitors. We have also filed patent applications, directed to aspects of our manufacturing processes for CHS-0214. In contrast to our patent applications directed to formulations of CHS-0214 and CHS-1420, the proprietary technologies embodied in our process-related patent filings, while directed to inventions we believe may provide us with competitive advantage, were not developed by us to avoid third party patents. As in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Governments of foreign countries may force us to license our patents to third parties on terms that are not commercially reasonable or acceptable to us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are a party to certain non-exclusive intellectual property license agreements with Genentech (pertaining to the production of monoclonal antibodies) and Selexis SA and other vendors (pertaining to cell lines for CHS-0214 and CHS-1420) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. The BPCIA mechanism required for 351(k) biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities, as compared to the litigation risk to which we might be exposed had we developed our product candidates under a traditional 351(a) BLA regulatory pathway.

The BPCIA mandates patent disclosure and briefing requirements that are demanding, time-sensitive and, to date, still being tested in the federal courts. The following is an overview of the patent exchange and patent briefing procedures required by the BPCIA:

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

Preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure or retain such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long standing relationships with originators.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator.  The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 day prior notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval.  The FDA has denied Amgen’s Citizen’s Petition. Amgen appealed the District Court’s decision to the Court of Appeals for the Federal Circuit (CAFC) which heard oral arguments on June 3, 2015.  The three judge panel of the  CAFC issued an order temporarily blocking Sandoz from selling Zarxio pending decision by the CAFC on Amgen’s appeal.  On July 21, 2015 the Federal Circuit court, ruling on Amgen’s appeal, held in favor of Sandoz that a 351(k) biosimilar applicant may elect not to disclose its BLA and manufacturing information under the BPCIA.  Under this aspect of the Court’s ruling (assuming it survives all possible appeals), biosimilar applicants will be able to opt out of the patent resolution mechanism of the BPCIA, subject only to the remedy afforded the originator in the BPCIA, namely that it may sue the biosimilar applicant for patent infringement, before approval, under any patent the originator believes may be relevant. However, in a further aspect of its ruling favoring Amgen, the Court held on the facts before it that Sandoz was required to comply with the BPCIA’s 180 prior notice of commercial marketing, and that such notice is not effective unless given after FDA licensure.  Because Sandoz provided such notice to Amgen on March 6, 2015 (the date Zarxio received regulatory approval under the 351(k) regulatory pathway) the Court ruled that Sandoz would not be able to launch Zarxio until September 6, 2015.  In August 2015, both parties requested en banc reconsideration of the Federal Circuit’s decision.  On October 16, 2015 the Federal Circuit denied the requests for reconsideration.  Either party may appeal the Federal Circuit’s ruling to the Supreme Court of the United States.  Amgen and Apotex are also engaged in BPCIA litigation initiated in the third quarter of 2015 concerning Apotex’s biosismilar versions of Neupogen and Neulasta.  We believe this litigation, currently in its early stages, may result in eventual appeals to the Federal Circuit, which could result in one or more court decisions regarding interpretations of the BPCIA’s patent provisions currently in dispute by those parties.  We cannot predict whether or when issues regarding interpretation of the BPCIA will be finally resolved.

While the ability to file declaratory judgment actions outside the framework of the BPCIA, or to treat the patent resolution mechanism of this framework as optional, may be attractive to us for addressing and resolving patent infringement risks prior to the expenditure of substantial development and regulatory costs, we note that Amgen or Sandoz may appeal to the United States Supreme Court.  This case, and other pending or future court cases may ultimately require biosimilar applicants to test (or defend against) originator patents only in the BPCIA process, after they have filed for regulatory approval under 351(k). If biosimilar applicants are ultimately required by final court rulings to engage in the BLA disclosure and patent exchange mechanism of the BPCIA, we believe they may, in some instances, be exposed to more patent litigation risk than they might otherwise be exposed to in litigation conducted outside the BPCIA framework, such as (i) under a regulatory application that the applicant might choose to pursue under 351(a), where an originator would not be able to use the BPCIA procedures to potentially block the launch of a biosimilar product candidate; or (ii) under a 351(k) application in which federal court rulings may conclude it is permissible for biosimilar applicants to “opt out” of the BCPIA patent resolution mechanism, as did Sandoz in its 351(k) application for Zarxio.

Notwithstanding the Federal Circuit’s July 21, 2015 ruling that the patent exchange mechanism of the BPCIA is optional, we believe it is not yet certain whether courts will ultimately view the BPCIA process as an optional process, or instead as the sole and mandatory framework for a biosimilar entity and the originator to identify and potentially initiate patent litigation prior to launch of a biosimilar product.  We see substantial risk that a final outcome to that effect in the Sandoz and Celltrion cases could increase patent infringement risks for companies, including ours, seeking to introduce biosimilar versions of originator products.  Further, notwithstanding the Federal Circuit’s ruling that the BPCIA’s 180 notice provision is not effective until licensure, and is mandatory for biosimilar applicants that do not engage in the BPCIA patent exchange mechanism, it remains unclear to us whether courts will ultimately interpret the BPCIA to require all biosimilar applicants to provide the BPCIA’s 180 day notice of commercial marketing, and further, whether courts will rule that such notice can only be given after licensure.  Such an interpretation would require biosimilar applicants that have received regulatory approval to refrain from marketing during the BPCIA’s 180 notice period.

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

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and there were no material weaknesses identified in connection with the reviews of our financial statements for the first, second and third quarters of 2015, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $115,000 of cash in Russian banks as of September 30, 2015. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.27 to $29.40 per share during the period from November 6, 2014 through November 6, 2015 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2015, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 58.6% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2015, there were 38,806,306 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2015, approximately 9.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

(a) Recent Sales of Unregistered Equity Securities

In September 2015, we completed a private placement under a Stock Purchase Agreement with Baxalta and sold an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10.0 million. The purchase price for each share was $25.63, which is equal to the closing trading price of our common stock on the NASDAQ Global Market on the day of pricing, September 9, 2015.. The securities sold and issued in connection with the private placement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. In connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Baxalta GmbH. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC no later than December 4, 2015 for purposes of registering the resale of the shares issued and agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC within 60 days after its filing.

(b) Use of Proceeds

In September 2015, we completed a private placement with Baxalta and sold an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10.0 million. We currently expect to use substantially all of the net proceeds from the private placement to fund the clinical and manufacturing development of CHS-0214, working capital and other general corporate purposes.

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

COHERUS BIOSCIENCES, INC.

Date: November 10, 2015	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/12/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/12/2014

4.1	Registration Rights Agreement, dated as of September 10, 2015, by and between Baxalta GmbH and Coherus BioSciences, Inc.	8-K	4.1	9/14/15

10.1	Seventh Amendment to the Office Lease, effective July 6, 2015 by and between Hudson Towers at Shore Center, LLC, successor in interest to CA-Towers at Shores Center Limited Partnership, and Coherus BioSciences, Inc.	10-Q	10.2	8/10/15

10.2	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	10.3	8/10/15

10.3	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	10.4	8/10/15

10.4	Stock Purchase Agreement dated as of September 10, 2015 by and between Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH and Coherus BioSciences, Inc.	8-K	10.1	9/14/15

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (v) Notes to the Condensed Financial Statements.

					X