Form 10-K
period 2015-12-31
Coherus BioSciences, Inc.
filed 2016-02-29
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-36721

Coherus BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3615821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Twin Dolphin Drive, Suite 600

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2015 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the NASDAQ Global Market on that date, was approximately $783.5 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of registrant’s common stock issued and outstanding as of January 31, 2016 was 39,103,426.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2015 Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the timing and the success of the design of the clinical trials and planned clinical trials of CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate); CHS-0214 (our etanercept (Enbrel®) biosimilar candidate); and CHS-1420 (our adalimumab (Humira®) biosimilar candidate);

•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701, CHS-0214 and CHS-1420;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-0214 and CHS-1420 or our future product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•

our expectation that our existing capital resources together with funding we expect to receive under our license agreements with Daiichi Sankyo Company, Limited and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, together Baxalta, will be sufficient to fund our operations for at least the next 12 months;

•	The implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-0214 and CHS-1420;
•	the rate and degree of market acceptance of CHS-1701, CHS-0214 and CHS-1420 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-0214 and CHS-1420 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•

our ability to compete with companies currently producing the reference products, including Neulasta, Enbrel and Humira and other products in our pipeline that are in preclinical stages of development;

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

Overview

We are a late-stage clinical biologics platform company focused on the global biosimilar market. Biosimilars are an emerging class of protein-based therapeutics with high similarity to approved originator products on the basis of various physicochemical and structural properties, as well as in terms of safety, purity and potency. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production and clinical-regulatory development. Since our founding in 2010, we have advanced three product candidates into Phase 3 or Biologics License Application (BLA), enabling clinical development and entered into partnerships with two global pharmaceutical companies and one strategic biologics manufacturer.

Our business is organized around therapeutic franchises:

1)	Oncology biosimilar candidates pegfilgrastim (Neulasta), in late clinical-stage, and bevacizumab (Avastin®), in preclinical-stage;
2)	Immunology (Anti-TNF) biosimilar candidates, etanercept (Enbrel) and adalimumab (Humira), which are both in late clinical-stage;
3)	Ophthalmology biosimilar candidate ranibizumab (Lucentis®) in preclinical stage; and
4)	Multiple sclerosis small molecule therapeutic candidate, CHS-131 (formerly INT-131), in Phase 2 proof-of-concept trial.

Oncology Biosimilars

Our long-acting granulocyte colony-stimulating factor (G-CSF) product candidate, CHS-1701, is a pegfilgrastim (Neulasta) biosimilar. G-CSF stimulates production of granulocytes (a type of white blood cell) in order to promote the body’s ability to fight infections. In March 2015, we initiated a pivotal pharmacokinetic and pharmacodynamic (PK/PD) study for CHS-1701 in the United States to support the planned filing of a BLA in the United States, which we reported in October 2015. This study met its primary PD endpoints of absolute neutrophil count (ANC).  In terms of PK parameters, the study also met bioequivalence for Cmax. The Area Under the Curve (AUC) portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study is acceptable to support filing the BLA, we initiated a follow-on PK/PD study in February 2016, which we anticipate will read-out in the end of the first half of 2016.  We initiated an immunogenicity study in healthy volunteers pursuant to this BLA in May 2015 and reported in February 2016 that CHS-1701 met its immunogenicity endpoints in that study. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner in the United States.

We are developing master cell banks for several new biosimilar candidates of biologic therapeutics in oncology. As we intend to commercialize CHS-1701 in the United States, we anticipate being able to commercialize other candidates in that territory as well.  We will seek to find a commercial partner for all oncology biosimilars outside the United States.

Anti-TNF Biosimilars

Our clinical-stage pipeline consists of two anti-Tumor Necrosis Factors, or anti-TNFs. TNF is a substance in the body that is involved in the inflammatory response. Our most clinically advanced anti-TNF product candidate, CHS-0214, is an etanercept (Enbrel) biosimilar candidate which we have partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, or together, Baxalta, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, in key markets outside of the United States. We have completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. Our second anti-TNF product candidate, CHS-1420, is an adalimumab (Humira) biosimilar candidate, and completed Phase 1 studies in August 2014. We initiated a Phase 3 clinical trial in psoriasis in August 2015 for CHS-1420 to support the planned filing of a marketing application in the United States in 2016 and in the European Union (EU) in 2017.

We are developing master cell banks for anti-TNF or anti-inflammatory biosimilar candidates. We intend to find commercialization partners for all of our anti-TNF or anti-inflammatory biosimilar candidates.

Overview of the Market Opportunity for Biosimilars

According to Evaluate Pharma, total annual revenues from the anti-tumor necrosis factor alpha, or anti-TNF-a, and pegfilgrastim-based originator products exceeded approximately $25 billion in 2014 in the sales territories targeted by our current clinical-stage pipeline. We intend to pursue a brand strategy for our biosimilar products that projects high similarity to the originator and positive differentiation to competing biosimilars, at a competitive price.

The global market opportunity for biosimilars is emerging as a result of several factors. First, through 2020, 30 “blockbuster” biologics, each with worldwide annual sales in excess of $1 billion, face loss of patent exclusivity in at least one major pharmaceutical market. These products achieved approximately $108 billion in aggregate worldwide sales in 2014. Second, regulatory agencies around the world have responded to these upcoming patent expirations by defining new biosimilar approval pathways. We believe these regulatory initiatives will help streamline the approval process across various international regulatory agencies and encourage growth of the overall biosimilar market. Third, implementation of more stringent cost containment practices on the part of governments and insurers has increased demand for high-quality biosimilars, which we believe will result in substantial market growth over time.

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

Our business model places our internal team at the center of a coordinated development effort in which our senior team of experts focuses on the highly-specialized, strategic and technical aspects of biosimilar development that are core to our business and difficult to replicate. For other aspects of our operations that require greater scale or more capital-intensive investments, we have established a network of highly-competent external organizations and strategic partnerships that we believe will provide the competitive scale required to address the global biosimilar market opportunity. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. (KBI Biopharma) for long-term commercial manufacturing of CHS-1701. Many such collaborators are also our equity holders, which we believe results in a strategically aligned consortium designed to select, evaluate and develop biosimilar product candidates in an efficient, cost-effective manner. We believe these elements of our business model have helped us maintain a relatively modest cost structure while providing important fundamental advantages over larger companies. In addition, our dynamic organization allows us to respond to the rapidly evolving biosimilar landscape.

Our Strategy

Our goal is to become a leading global biosimilar company. The key elements of our strategy are to:

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

•

Advance our lead programs through clinical development to secure approvals in major markets. We have developed a clinical-stage pipeline consisting of three product candidates. In June and July 2014, we initiated our first Phase 3 clinical trials, advancing CHS-0214 in rheumatoid arthritis and psoriasis, to support the planned filing of a marketing application in Europe and Japan in 2016. We initiated a Phase 3 clinical trial of CHS-1420 in psoriasis in August 2015, to support the planned filing of a marketing application in the United States in 2016 and the E.U. in 2017. For CHS-1701, we initiated a pivotal pharmacokinetic and pharmacodynamic study in March 2015 and an immunogenicity study in May 2015 to support filing of a BLA in the United States. As mentioned above, the PK/PD study met the bioequivalence endpoint for PD and C max, but not for AUC due to an anomalous PK profile in the first period Neulasta group. The immunogenicity study met the primary endpoints. In February 2016, we have initiated a follow-on PK /PD study, which is expected to read-out late in the first half of 2016. We expect to file a BLA in the United States directly thereafter.  We believe it is possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner. We attempt to adapt our clinical trials to meet the regulatory requirements of multiple jurisdictions, including the United States, Europe and Japan, such that one set of pivotal clinical trials may be sufficient for approval in all jurisdictions.

•

Continue to advance our early-stage product pipeline. We will apply our team’s expertise and our platform to identify and pursue multiple additional biosimilar product opportunities. In addition to our clinical-stage product portfolio, we have identified at least two potential product candidates (including CHS-5217, bevacizumab (Avastin) and CHS-3351, ranibizumab (Lucentis) biosimilar product candidates) that meet our stringent selection criteria, which have entered early development. Our goal is to advance at least one of these product candidates into clinical trials in 2016. We continue to evaluate other potential product development candidates to further expand our pipeline.

•

Maximize the value of our portfolio and pipeline by retaining commercial rights to our products for our oncology biosimilar candidates in the United States and by partnering with leading pharmaceutical companies to commercialize our products in other therapeutic areas. We intend to retain U.S. rights to our oncology assets while licensing rights in exchange for upfront, cost sharing, milestone and royalty payments for our assets in other therapeutic areas. For example, we have partnered with Baxter and Daiichi Sankyo to commercialize CHS-0214 in key markets outside of the United States and we may seek a partner for CHS-1420 in 2016 in some or all territories. Such arrangements are intended to support the clinical studies required for regulatory approval of our product candidates and provide us with financial resources and enhanced commercial access.

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

Background on Biosimilars

Significant Market Opportunity

According to the IMS Institute for Healthcare Informatics, the 2014 global biologics market represented over approximately $200 billion in sales, with virtually the entire market composed of branded originator products. The next five years will see a surge in patent expirations for many commercially successful branded biologic products that will provide an unprecedented opportunity for cost containment through the introduction of biosimilars. For 30 major branded biologic products that face loss of patent exclusivity in at least one major market through 2020, aggregate global sales in 2014 were approximately $108 billion. We believe this wave of patent expirations will create one of the most significant opportunities for the biotechnology industry in the coming years. The following originator products (all of which are “blockbuster” biologics) are facing loss of patent exclusivity in at least one major market through 2020:

Actemra Advate Avastin Avonex Botox Enbrel Epogen Erbitux	Herceptin Humalog Humira Kogenate Lantus Levemir Lucentis Neulasta	Neupogen Norditropin SimpleXx NovoMix 30 NovoRapid Orencia Pediarix Pegasys Procrit	Rebif Remicade Rituxan Synagis Tysabri Xolair

Escalating healthcare costs and healthcare reform have been major drivers for the advancement of the biosimilar market. Governments and insurers are in search of mechanisms to contain costs and expand patient access without sacrificing quality of care. Further, governments and private-payors are using an increasing and disproportionate amount of healthcare spending by governments and private payors is on biologic therapeutics. According to data from Express Scripts, approximately $4 out of every $10 spent on prescription drugs in 2014 in the United States is projected to be spent on specialty medications, mostly complex biologics that are only used by 2% of the population. Compounding the issue is the fact that biologic therapeutic costs are escalating at an increasingly unsustainable rate. IMS Institute for Healthcare Informatics also reported that the total spend increase for specialty biologic therapeutics in 2014 was as high as approximately 27%, depending on payor segment. Consequently, we believe there is tremendous cost pressure to bring high-quality, lower-priced biologic therapeutics to market. We further believe our products target payor segments having among the highest rates of spending and anticipated spending growth, including inflammation and cancer.

We expect the biosimilar marketplace to have several distinct characteristics as it develops. First, it is likely to become a branded market without significant participation by generic small molecule manufacturers, who are less likely to have the technical, regulatory and clinical expertise required to succeed in this market. Second, the biosimilar markets we expect to target are unlikely to default to interchangeability in the near to medium term, which means the prescription decision will not exclusively reside in the hands of pharmacists or payors but also in the hands of physicians, requiring commercialization efforts to drive sales. We believe that the biosimilar market adoption and penetration rates for each biosimilar will primarily be determined by four key factors: (1) patient criticality (the degree of severity in the patient’s condition), (2) rapidity of feedback on the safety and efficacy of the drug based on the patient response, (3) the physician and patient share influence relative to the payor in the prescribing decision and (4) the prevalence of payor incentives to drive substitution. We believe there will be strong market adoption and penetration for G-CSF and anti-TNF biosimilars particularly due to low patient criticality and payor incentives. We believe that the expected participation of major pharmaceutical firms in the biosimilar markets that we are targeting indicates that there will be a relatively small number of biosimilar competitors, pricing stability and favorable market dynamics.

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

•

Molecular tuning to achieve biosimilarity. After a protein is produced in a cell, a number of modifications to the protein can occur. These modifications can vary greatly depending on the type of cell that was selected to produce the protein and the process conditions used to generate the protein in the cell, as well as metabolic mechanisms and other considerations. One such modification, glycosylation, results when the cell that produces the protein adds sugar molecules to the backbone of the protein. For a highly glycosylated molecule such as Enbrel, accurately reproducing the glycosylation pattern of the originator protein is particularly critical as glycoform distribution profiles substantially impact pharmacokinetics and biologic activity. For instance, with CHS-0214, we were able to complete the molecular tuning in an extremely short period of time by conducting a number of critical steps in a parallel fashion, making adjustments to cell growth conditions and process conditions while conducting in vivo and in vitro testing simultaneously. The same parallel process has been applied to our other biosimilar product candidates. While the range of acceptability for pharmacokinetic equivalence is 80% to 125% with the target being at 100%, for CHS-0214, we achieved a geometric ratio of 98% indicating pharmacokinetic equivalence in the pivotal Phase 1 study. As used herein, the term “geometric ratio” denotes the comparison of a measured pharmacokinetic value observed for a first drug, to the same measured value observed for a different drug, where the geometric mean of each drug’s measured values is used as the basis for the comparison. The geometric mean indicates the central tendency or typical value of a set of numbers. The use of a geometric mean “normalizes” the ranges being averaged, so that no range dominates the weighting, and a given percentage change in any numerical range has the same effect on the geometric mean. The geometric means ratio, or GMR, which is the ratio of a first geometric mean to a second geometric mean for a measured pharmacokinetic parameter, such as maximum concentration, or C max, is commonly used to determine bioequivalence between drugs, such that a GMR value of 1 (or 100%) signifies that the two compared pharmacokinetic values are the same.

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

•

Intellectual Property.  We believe our expertise and investment in the discovery of proprietary technologies, such as in the area of protein stabilization, enhances our ability to create intellectual property that can enable us to innovate around patent protected features of originator products.  For example, stabilization of protein in solution (the ability to maintain a protein’s three dimensional structure and biological activity) is an essential part of obtaining a commercially viable therapeutic.  While originator companies have pursued a strategy of establishing intellectual property around certain patent protected formulations, we believe our investment in proprietary formulation technology allows us to differentiate our products in order to avoid such patent protected formulations, thereby enabling earlier market entry than otherwise would be possible.  In particular, we note that the originator formulations for Humira and Enbrel are subject to unexpired patents that specify use of various formulation ingredients and properties.  We have developed proprietary formulations for our Enbrel and Humira biosimilar products which do not require these features.

•

Global regulatory strategy and clinical development. The global biosimilar regulatory environment is rapidly evolving and differs significantly from that of originator products. We and our global partners have met with competent authorities in the United States, Canada, the E.U. and Japan and have gained deep insight into regulatory rationale and the nuanced approach required to successfully navigate global requirements. To date, meetings with regulators have been held as follows:

•

CHS-1701: We met with U.S. regulators in 2012 and 2014 to discuss our overall development plan. In our meeting with the FDA in October, 2014, we informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) approval pathway. We have finalized our development plan for CHS-1701 and implemented these plans in 2015.

•

CHS-0214: We met with regulators in the United States and Japan in 2013 and in the E.U. in 2014. The subject of these meetings was our overall development plan and the amount of evidence needed to support marketing approval in each of these regions.

•

CHS-1420: We met with E.U. regulators in September 2014 and with U.S. FDA in the February 2015 to discuss our development plan and the amount of evidence needed to support our application to obtain approval for all of the indications in the originator label. We also received feedback from central E.U. regulators in the first quarter of 2015 on our development plans. We implemented these plans starting in August 2015 with the initiation of a global Phase 3 clinical study in psoriasis comparing CHS-1420 to Humira.

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

Development Portfolio

The following table summarizes key information regarding our current product candidate pipeline:

Candidate	Originator Product	Originator Approved Indications	Status/Anticipated Milestones		Coherus Commercial Rights
Oncology Pipeline
CHS-1701	pegfilgrastim (Neulasta)	Febrile neutropenia	●	Phase 1 (351 (a)) completed	Worldwide

			●	Completed pivotal PK/PD BLA- enabling study in October 2015

			●	Immunogenicity study read-out met primary endpoints in the first quarter of 2016

			●	Initiated follow-on PK/PD BLA- enabling study in the first quarter of 2016

			●	Expect to file 351 (k) BLA
CHS-5217	bevacizumab (Avastin)	Metastatic Colorectal Cancer, Non–Small Cell Lung Cancer, Metastatic Kidney Cancer, Advanced Cervical Cancer, Platinum-Resistant Ovarian Cancer, Recurrent Glioblastoma.	●	Preclinical stage	Worldwide
Immunology (Anti-TNF) Pipeline
CHS-0214	etanercept (Enbrel)	Ankylosing Spondylitis, Juvenile Idiopathic Arthritis, Psoriasis (PsO), Psoriatic Arthritis, Rheumatoid Arthritis (RA),	●	Phase 3 clinical trials in PsO and in RA met primary efficacy endpoints in fourth quarter of 2015 and first quarter of 2016, respectively	US only[1]

			●	Initiate two bridging Phase 1 studies in the first half of 2016

			●	File Market Authorization Application (MAA) in E.U. in 2016
CHS-1420	adalimumab (Humira)	Ankylosing Spondylitis Behçet's Disease Crohn’s Disease Juvenile Idiopathic Arthritis Psoriasis (PsO) Psoriatic Arthritis Rheumatoid Arthritis (RA) Ulcerative Colitis	●	Phase 1 study completed	Worldwide

			●	Initiated Phase 3 clinical study in PsO in third quarter of 2015

			●	Initiated PK bioequivalence bridging studies in 2016 with Phase 3 drug material

			●	File BLA in U.S. in the second half of 2016
Ophthalmology Pipeline
CHS-3351	ranibizumab (Lucentis)	Neovascular (Wet) Age-related Macular Degeneration, Macular Edema Following, Retinal Vein Occlusion, Diabetic Macular Edema, Diabetic Retinopathy Ulcerative Colitis	●	Preclinical stage	Worldwide
Ophthalmology Pipeline
CHS-3351	ranibizumab (Lucentis)	Neovascular (Wet) Age-related Macular Degeneration Macular Edema Following Retinal Vein Occlusion Diabetic Macular Edema Diabetic Retinopathy	●	Preclinical stage	Worldwide

[1]

The therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

Oncology Biosimilar Pipeline Opportunity

CHS-1701 (Our Pegfilgrastim (Neulasta) Biosimilar Candidate)

Granulocyte colony-stimulating factor, or G-CSF, is a protein produced in different cell types of the body that promotes the survival, proliferation and differentiation of certain white blood cells called neutrophils. G-CSF regulates the production of neutrophils within the bone marrow by stimulating neutrophil progenitor proliferation and differentiation, as well as activating certain immune functions in the body. Recombinant G-CSF therapies, such as filgrastim (Neupogen) and pegfilgrastim (Neulasta), are commonly used in the prevention of chemotherapy-induced neutropenia, which is characterized by an abnormally low level of neutrophils and other white blood cells that aid in the defense against infections. Secondary infections arising from chemotherapy-induced neutropenia are the most common dose-limiting toxicity of cancer therapy. Febrile neutropenia, a more severe form of neutropenia associated with fever and other signs of infection, occurs in as many as 25 to 40% of patients receiving common first-line chemotherapy regimens. The occurrence of febrile neutropenia often necessitates chemotherapy delays or dose reductions and may also lengthen the duration of hospital stays, increase monitoring, diagnostic and treatment costs and reduce the patient’s quality of life. In light of this, G-CSF therapies are routinely used prophylactically to prevent febrile neutropenia resulting from chemotherapy and radiation treatments for cancer. Additionally, in the US, Neulasta is indicated for increasing survival in patients acutely exposed to myelosuppressive doses of radiation.

The worldwide G-CSF market is composed of short-acting G-CSFs, such as filgrastim, lenograstim and TBO-filgrastim, and extended duration PEGylated G-CSFs such as pegfilgrastim. The term “PEGylation” refers to the attachment of a polymer (polyethylene glycol, or PEG) to the G-CSF protein in order to improve its half-life, or the length of time the drug remains in the body. We selected pegfilgrastim (Neulasta) as the biosimilar development target for our biosimilar G-CSF product candidate, CHS-1701, for the following reasons:

•

Large market opportunity. The combined opportunity for both short- and long-acting G-CSF therapies worldwide is estimated to be approximately $5 billion in 2017 and pegfilgrastim therapies are expected to capture over 70% of worldwide market revenues in the G-CSF class. It is estimated that the worldwide opportunity for Neulasta, the reference product for CHS-1701, will exceed $4.0 billion in 2017.

•

Receptivity to biosimilars. We believe there is strong conviction among payors to drive biosimilar adoption in the G-CSF category. This is supported by the uptake of filgrastim biosimilars in the EU5 (Spain, Great Britain, France, Germany and Italy), which were initially launched in 2008 and achieved approximately 59% share of the accessible short-acting G-CSF market and approximately 80% of the reference product market by the end of 2014. These percentage shares are based on sales of all short-acting G-CSF products in the EU5 measured in treatment days (TD). The accessible short-acting G-CSF market is formed by Euprotin, Granocyte, Myelostim, Neutrogin, Neulasta (the reference product) and filgrastim biosimilars.

•

Timing of patent expiration. We believe that the expiration of certain originator patents pertaining to pegfilgrastim (Neulasta) in major markets offers us a near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we would not be precluded by the originator’s patents from introducing a pegfilgrastim (Neulasta) biosimilar candidate in the United States after October 2015 and in Europe after August 2017.

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

Analysts project the worldwide market for Neulasta in 2017 will exceed $4.0 billion, of which approximately $3.2 billion would be in the United States. We have concluded that patent expiration in major markets offers a near-term opportunity to introduce biosimilar competitors in the United States after October 2015 and in Europe after February 2018.

Current Development Status and Data

Under the 351(a) (novel biologic) pathway, we have successfully advanced CHS-1701 through steps 1 through 4 of biosimilar drug development, including completion of a Phase 1 PK /PD study in healthy volunteers. This study was conducted under an Investigational New Drug application in the United States. In October 2014, we met with FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701. This study met its primary PD endpoints. In terms of PK parameters, the study also met bioequivalence for C max. The AUC portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study is acceptable to support filing the BLA, we initiated a follow-on PK/PD study in the first quarter of 2016, which we anticipate will be completed at the end of the first half of 2016. We expect to file a BLA directly thereafter the completion of the follow-on PK/PD study. In January 2016, we completed an immunogenicity study in healthy volunteers pursuant to this BLA, which met its primary endpoints.

Step 1: Cell Line Development and Manufacturing

As with our other product candidates, we confirmed that the amino acid sequence of CHS-1701 is identical to the originator molecule. CHS-1701 is manufactured in E. coli and PEGylation occurs as a subsequent step in the manufacturing process. For PEGylation of CHS-1701, we used the equivalent polyethylene glycol, or PEG, molecule as Neulasta and established that chemistry and site of attachment of the PEG molecule was the same. In December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma for long-term commercial manufacturing of CHS-1701.

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

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

While under the 351(a) regulatory pathway, we conducted a Phase 1, randomized, double-blind, single-dose, two-period crossover study to assess the PK profile, safety and activity of a single subcutaneous 6 mg dose of CHS-1701 compared to Neulasta in 79 healthy human subjects between November 2012 and March 2013.

This Phase 1 study met its primary endpoint for purposes of enabling us to pursue a 351(a) (novel biologic) approval pathway, but did not establish bioequivalence necessary to support a 351(k) (biosimilar) pathway. In October 2014, we met with the FDA to discuss our development plan for CHS-1701. We informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) approval pathway.

Step 5: Further Studies Supporting 351(k) BLA Regulatory Filing.

In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701 under the 351(k) (biosimilar) pathway in the United States which completed in October 2015. This study met its primary PD endpoints. In terms of PK parameters, the study also met bioequivalence for C max. The AUC portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study could support the BLA, we initiated a follow-on PK/PD study in the first quarter of 2016, which we anticipate will read-out at the end of the first half of 2016. In May 2015, we initiated an immunogenicity study in healthy volunteers pursuant to this BLA, which completed in January 2016 and met its primary endpoints. We expect to file the US BLA directly thereafter the completion of the follow-on PK/PD study. We anticipate seeking further advice in the EU to determine timing for a MAA.

CHS-5217 (Our Bevacizumab (Avastin) Biosimilar Candidate)

Bevacizumab is a recombinant humanized monoclonal antibody that blocks angiogenesis by inhibiting vascular endothelial growth factor A (VEGF-A). VEGF-A is a protein that stimulates angiogenesis, which is the formation of blood vessels.  In turn, the formation of new blood vessels may contribute to promote the growth of certain solid tissues, including solid tumors.  Bevacizumab was first approved in 2004 by the FDA for combination use with standard chemotherapy for metastatic colon cancer. It has since been approved for use in certain lung cancers, renal cancers, ovarian cancers and glioblastoma.

Bevacizumab achieved approximately $7 billion in worldwide sales in 2014. We selected bevacizumab (Avastin) as the biosimilar development target for our biosimilar, CHS-5217, for the following reasons:

•

Large market opportunity. The combined opportunity for bevacizumab worldwide is estimated to remain near $7 billion in 2017, and forecasted to decrease to $6.4 billion in 2020, when biosimilar candidates of bevacizumab may be introduced to the market.

•

Channel synergy. We anticipate marketing CHS-5217 to many of the payers, hospitals and clinics that could contract for CHS-1701, our pegfilgrastim (Neulasta) biosimilar candidate, and would aim to leverage a common sales force and commercial strategy for the oncology therapeutic area.

•

Timing of patent expiration. As part of a second wave of biosimilar candidates, we believe we would not be precluded by the originator’s patents from introducing a bevacizumab (Avastin) biosimilar candidate in the United States after July 2019.

Current Development Status and Data

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-5217 and confirmed that it is identical to the reference product, Avastin. We established Master Cell Banks, or MCBs, and produced toxicology materials in the third quarter of 2015. We are currently transferring the manufacturing process to a US contract manufacturing organization, or CMO, for clinical trial supply.

Step 2: Analytical Characterization and In Vitro Comparability

We demonstrated CHS-5217 similarity to Avastin with respect to key physicochemical properties that impact PK / PD, safety and efficacy using a broad spectrum of analytical methods. Through in vitro ligand and receptor binding studies, we have shown CHS-5217 to have highly similar pharmacological activity to Avastin.

Step 3: In Vivo Animal Comparability

We compared CHS-5217 to Avastin in a repeat dose study evaluating toxicity in cynomolgus monkeys and no appreciable differences were identified.

Immunology (Anti-TNF) Pipeline Opportunity

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

Our anti-TNF biosimilar product candidates, CHS-0214 and CHS-1420, are based on Enbrel and Humira, respectively. We selected these originator products as biosimilar development targets for the following principal reasons:

•

Large market opportunity. Global sales of Enbrel and Humira are projected to exceed $24 billion in 2017, representing over 60% of combined estimated global sales in the anti-TNF monoclonal antibody and TNF inhibitor markets in 2017. Approximately $21 billion of this estimated market is in territories in which we or our partners currently intend to commercialize our anti-TNF products. In addition, among the top ten selling drugs in its pharmacological class, Humira is also approved for the largest number of inflammatory indications worldwide.

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

In 2017, sales of Enbrel are projected to exceed approximately $8 billion worldwide. Because patents in the United States, assuming validity and enforceability, provide market exclusivity for the etanercept (Enbrel) originator molecule until 2029, we focused our CHS-0214 regulatory program on Europe and Japan, but harmonized as needed for potential FDA approval. We have licensed CHS-0214 to Daiichi Sankyo in Japan and to Baxter in territories outside of Japan, the United States and certain Caribbean and Latin American countries. We have licensed CHS-0214 to Orox for certain Caribbean and Latin American countries. According to Evaluate Pharma, in 2017 sales of Enbrel in Europe, Japan and other territories outside the United States are projected to be approximately $3.2 billion.

Current Development Status and Data

We have successfully advanced CHS-0214 through steps 1 through 5 of biosimilar drug development. Our pivotal Phase 1 human PK / PD study was conducted in the United States. We are currently evaluating CHS-0214 in two randomized Phase 3 clinical trials, which met their primary endpoints. The Phase 3 clinical trial in rheumatoid arthritis enrolled subjects in the following countries: United States, Belarus, Ukraine, Spain, Italy, France, Germany, Hungary, Israel, Japan, Poland, Russia, South Africa and the United Kingdom. The Phase 3 clinical trial in psoriasis enrolled subjects in the following countries: United States, Canada, Australia, Germany, Israel, Poland, Russia, South Africa and the United Kingdom. We have filed an IND application or equivalent request for approval in all of the countries where we are performing studies. We expect the European marketing application for CHS-0214 to be filed with the EMA in the second half of 2016. If approved, we believe we will be able to extrapolate the data from our trials in rheumatoid arthritis and psoriasis to gain approval for CHS-0214 in all the indications included in the label for Enbrel.

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

Due to the change in the manufacturing location from the United States to the E.U., we conducted an additional PK similarity trial comparing CHS-0214 to a lot of Enbrel manufactured in Europe, which met its primary endpoint in April 2015. The design of this trial was a single-dose, cross-over study similar to the one described above. We initiated a PK similarity trial comparing EU Enbrel to CHS-0214 produced under a new process and we plan to initiate a PK similarity trial comparing CHS-0214 produced under a new process and CHS-0214 under a former process and used in the two Phase 3 trials.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

We announced the dosing of the first patient in a Phase 3 rheumatoid arthritis clinical trial in June 2014, and subsequently initiated a separate Phase 3 clinical trial in psoriasis in July 2014. The design of each Phase 3 clinical trial reflects guidance from regulatory agencies regarding key study parameters. Our intent is to complete both Phase 3 clinical trials in parallel in May 2016 and to file a Marketing Authorization Application, or MAA, for CHS-0214 with the EMA in the second half of 2016.

The Phase 3 clinical trial in rheumatoid arthritis is on-going and is designed as a double blind, multi-center, parallel group study in which patients with DMARD (disease-modifying antirheumatic drug)-refractory active rheumatoid arthritis were put on a stable dose of methotrexate. This trial enrolled 647 subjects who were randomized 1:1 to CHS-0214 50 mg or Enbrel 50 mg, administered subcutaneously weekly over a period of 24 weeks and, in January 2016, met its primary efficacy endpoint of ACR 20 (20% improvement according to American College of Rheumatology Criteria) scores at 24 weeks, the same primary endpoint that was used in the Enbrel registration trial for rheumatoid arthritis. Following the initial 24-week double-blind period, all patients were moved to a CHS-0214 treatment for a period of 6 months. The trial is expected to complete dosing in April 2016.

The Phase 3 clinical trial in psoriasis is on-going and is designed as a double-blind, parallel group, multi-center study in patients with active psoriasis. This trial enrolled 521 patients who were randomized 1:1 to CHS-0214 or Enbrel, 50 mg administered subcutaneously twice weekly for the first 12 weeks, switching to once weekly and continuing in the same treatment arms for an additional 40 weeks, which included four weeks of follow-up. In November 2015, this trial met its primary efficacy endpoint of mean percent change in Psoriasis Area and Severity Index, or PASI from baseline and the proportion of subjects achieving a 75% improvement in the PASI from baseline (PASI-75), scores at 12 weeks.

In July 2015, we initiated an open-label, safety extension study (OLSES) evaluating the longer-term safety and durability of response of subjects who completed 48 weeks of evaluations in the confirmatory safety and efficacy Phase 3 studies evaluating CHS-0214 in patients with rheumatoid arthritis and psoriasis. We expect enrolling up to 400 subjects in this study.

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

Worldwide sales of Humira are projected to exceed $15 billion in 2017, with about $11.4 billion in the United States and $4.5 billion in Europe, the two primary regions in which we plan to focus our commercialization efforts. CHS-1420 will target a large global anti-TNF market, including but not limited to the worldwide market for the originator product, Humira. According to Evaluate Pharma, in 2017, sales of Humira worldwide and of Enbrel in the United States are projected to exceed $20 billion.

Current Development Status and Data

We have successfully advanced CHS-1420 through steps 1 through 4 of biosimilar drug development, and we have completed a pivotal Phase 1 PK / PD study comparing CHS-1420 to Humira in healthy volunteers. This Phase 1 PK study met the primary endpoint and demonstrated bioequivalence for all prospectively defined endpoints and was conducted under an IND application in the United States. We initiated a Phase 3 clinical trial in psoriasis in August 2015 to support the planned filing of a marketing application in the United States in the second half of 2016 and the E.U. in 2017. We initiated a Phase 1 PK bridging study comparing our Phase 3 material to U.S. manufactured Humira in the first quarter of 2016 and  plan to initiate a study bridging to E.U. manufactured Humira in mid-2016. We reached concurrence with regulatory authorities the United States and Europe with the objective of designing a harmonized global Phase 3 program to support registration in these territories. If approved, we believe we will be able to extrapolate the data from our trial in psoriasis to gain approval for CHS-1420 in all the indications included in the label for Humira.

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

We initiated a Phase 1 PK bridging studies comparing our Phase 3 material to U.S. manufactured Humira in the first quarter of 2016 and plan to initiate a Phase 1 bridging study to E.U. manufactured Humira in mid-2016.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

In August 2015, we initiated a multi-center, global, randomized, double-blind, active-controlled, Phase 3 clinical trial in psoriasis that plans to enroll approximately 500 subjects. This study would be considered the primary confirmatory safety and efficacy study to support a registration filing.

Ophthalmology Pipeline Opportunity

CHS-3351 (Our Ranibizumab (Lucentis) Biosimilar Candidate)

Ranibizumab is a monoclonal antibody fragment (Fab) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It is an anti-angiogenic that has been first approved to treat age-related wet macular degeneration, or AMD. Like bevacizumab, ranibizumab blocks angiogenesis by inhibiting VEGF-A.

Ranibizumab achieved approximately $4.3 billion in worldwide sales in 2014, and is expected to decrease to approximately $3 billion in 2020, when the composition of matter patent on ranibizumab expires in the United States. We selected ranibizumab (Lucentis) as the biosimilar development target for our biosimilar, CHS-3351, to leverage the analytics deployed on bevacizumab and because we could address a concentrated market where we can focus resources and establish a therapeutic franchise.

Current Development Status and Data

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-3351 and confirmed that it is identical to the reference product, Lucentis. We are currently establishing Master Cell Banks, or MCBs, as well as Working Cell Banks, or WCBs. We are currently transferring the manufacturing process to a US CMO for production of material to supply toxicology studies and clinical trials.

Early-Stage Biosimilar Pipeline

Beyond the products we are currently advancing, there is significant value in the biosimilar product development platform we have built. With the same rigorous discipline we have put in place to develop our current clinical portfolio, we have created a repeatable process that we believe will accelerate new products through our pipeline and create long term value.

We are continuously performing a product opportunity review of additional biosimilar pipeline candidates in conjunction with our scientific advisory board and we plan to submit one or two new investigational new drug (IND) applications per year.

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

Manufacturing

We have entered into agreements with several CMOs for the manufacture and clinical drug supply for our lead products candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. In December 2015, we entered into a strategic commercial supply agreement with KBI Biopharma for the supply of CHS-1701. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors — Risks Related to our Ability to Hire Highly Qualified Personnel and our Reliance on Third Parties.”

Competition

The development and commercialization of protein-based therapeutics is highly competitive. While we believe that our biologics platform, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as originator companies and any other firms developing the biosimilars that would compete with the product candidates in our pipeline and other novel products with similar indications. For example, CHS-0214 may compete with products developed by Pfizer, Inc., or Pfizer, (which holds ex-North America rights to Enbrel, the reference product of CHS-0214), Sandoz (as a biosimilar company) and Samsung Bioepis Co Ltd., or Samsung Bioepis. Similarly, CHS-1420 may face competition from AbbVie (the holder of rights to Humira, the reference product of CHS-1420), Sandoz (as a biosimilar company), Amgen, Actavis, Plc, or Actavis, Pfizer, Momenta Pharmaceuticals, Inc., or Momenta, and Boehringer Ingelheim (as biosimilar companies and as developers of novel products). CHS-1701 may face competition from Amgen (which holds rights to Neulasta, the reference product of CHS-1701), Sandoz (as a biosimilar company), Apotex Inc., or Apotex, and Hospira and Teva (as developers of novel products).

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

License Agreement with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH

In August 2013, we entered into a license agreement with Baxter (now Baxalta) for the development, use and commercialization of a biosimilar version of etanercept (Enbrel). Under this agreement, we granted to Baxalta an exclusive, royalty-bearing license to develop, commercialize and use a biosimilar version of etanercept (Enbrel) for the treatment of human diseases and conditions worldwide, excluding the United States, Japan and certain Caribbean and Latin American countries. Under this agreement, Baxalta has the exclusive, time-limited right to negotiate and enter into a definitive agreement with a third party relating to the commercialization of the licensed product in an additional, specified country. If Baxalta fails to do so within the specified time period, we will obtain a right to pursue such an agreement for such product in such country as well. Baxalta may also elect to enter into an agreement with us for the development and commercialization of an additional biosimilar product. Additionally, if Baxalta decides not to proceed with development of the licensed product solely based on certain clinical results failing to demonstrate pharmacokinetic bioequivalence, material safety issues with the licensed product based on such clinical results that cannot be remedied or overcome or the identification of violations by third party vendors of applicable laws relating to quality of licensed products that in the aggregate would preclude the ability of such vendors to qualify under Baxalta’s standard vendor qualification policies and procedures, then Baxalta has the right to identify up to two additional biosimilar products for which Baxalta would have a right of first refusal or the right to negotiate a term sheet for development and commercialization of such additional products at Baxalta’s election. We are responsible for the manufacture and supply of licensed product pursuant to a manufacturing agreement to be entered into under the terms of this Agreement.

Upon execution of the license agreement, we received an upfront payment in cash of $30.0 million. We are eligible to receive from Baxalta tiered royalties, based on the manufacturing cost as a percentage of net sales of licensed products, ranging from the mid-single digits to the high teens on a country-by-country basis. These royalties are subject to certain offsets and reductions. We are also eligible to receive milestone payments for achievement of specified development and regulatory milestones totaling up to $216.0 million. In February 2014, we amended the license agreement to increase the eligible milestone payments by $5.3 million to an aggregate amount of $221.3 million. Contingent payments intended to cover development-related expenses are potentially reimbursable, in part, to Baxalta in certain limited circumstances. The amounts that are potentially reimbursable to Baxalta contain a claw-back feature that, in the event that we commercialize a biosimilar version of etanercept (Enbrel) in the United States, as opposed to Baxalta opting-in to commercialize the molecule in the United States, fifty percent (50%) of those contingent payments are refundable to Baxalta.

In April 2015, we entered into a second amendment (the “Second Amendment”) to the license agreement with Baxalta . Under the terms of the Second Amendment, a revised milestone payment structure totaling $130.0 million replaced certain existing milestone and funding obligations under the license agreement as originally executed.  Therefore, we are eligible to receive up to $335.3 million in milestones payments for achievement of specific development and regulatory milestones. The Second Amendment does not provide for any change in the contracted deliverables set forth in the license agreement. Likewise, if we commercialize CHS-0214, our etanercept biosimilar product, in the United States, we will be required to refund a portion of the milestone payments received from Baxalta as specified in the Second Amendment. A portion of each of the $130.0 million milestones would be subject to refund.

Our agreement with Baxalta will expire in its entirety ten years from August 2013, subject to possible three-year extensions on a country-by-country basis at Baxalta’s discretion provided the parties have agreed upon a commercialization plan for such country at least six months prior to the date upon which the term would otherwise expire in such country. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. Baxalta may terminate the agreement in its entirety or on a country-by-country basis on written notice to us within specified time periods if Baxalta concludes in good faith that the product is not commercially viable or that there are material safety, efficacy or tolerability issues that cannot be overcome. Baxalta may also terminate the agreement in its entirety in Baxalta’s sole discretion after first commercial sale upon 18 months prior written notice or if certain types of costs for which it is responsible exceed specified levels. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Baxalta challenges the licensed patents.

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

We may terminate the agreement at any time upon sixty days prior written notice to Genentech. Genentech may terminate the agreement for any material breach by us that is not cured within a specified time period or in the event of our insolvency. Genentech may also terminate the agreement if we challenge the licensed patents. Absent earlier termination, the agreement with Genentech will expire on a country-by-country basis on the expiration of the last valid patent claim.

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

In the normal course of business, we pursue patent protection for inventions related to our biosimilar product candidates, including protein manufacture and formulation inventions. We are owners of a portfolio of issued and pending patent applications, all of which pertain to our product candidates. We have 157 pending patent applications, and one issued patent, the United States and in other countries covering formulations and manufacture of CHS-0214, which if granted are expected to expire in 2032, 2033 and 2035. We have 35 pending patent applications in the United States and in other countries covering CHS-1420, which if granted are expected to expire in 2033, 2035, and 2036.

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

To date we have not licensed any patents from Daiichi Sankyo or Baxalta.

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

In a merger completed February 12, 2014, we acquired InteKrin Therapeutics Inc., or InteKrin. InteKrin is developing a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor, CHS-131 (formerly INT-131), for the treatment of multiple sclerosis which we believe may be complementary with one or more biologic therapeutics for multiple sclerosis we are currently evaluating as a potential candidate for inclusion in our pipeline of biosimilar products. InteKrin is the exclusive licensee of certain U.S. and foreign patents and patent applications owned by Amgen, covering the specific PPAR gamma inhibitor molecule that InteKrin is developing. InteKrin also owns pending patent filings related to this PPAR gamma inhibitor.

InteKrin has an exclusive license from Amgen under 120 patents and patent applications granted or filed in the United States and other countries that cover PPAR gamma inhibitor molecules and therapeutic product compositions that are expected to expire in 2020 and 2021, as well as certain salt forms and polymorphic forms of PPAR gamma inhibitor molecules that are expected to expire in 2024 (with possible Hatch-Waxman patent term extension). Additionally, InteKrin owns 25 patents and patent applications granted or filed in the United States and other countries that cover solid forms of PPAR gamma pharmaceutical compositions, treatment of diabetes, treatment of multiple sclerosis and treatment of non-alcoholic fatty liver disease or lipodystrophy that, if granted, are expected to expire in 2031, 2034 and 2036.

In March 2015, we initiated a proof-of-concept Phase 2 trial in relapsing, remitting multiple sclerosis patients in the Russian Republic. This trial enrolled subjects in three treatment arms of 1 mg, 3mg and placebo with approximately 75 subjects per arm.  We anticipate completion of this trial in mid-2016. The trial will continue with an open-label study of 24 weeks.

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

The process required by the FDA before a new biologic may be marketed in the United States is long, expensive and inherently uncertain. Biologics development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug, or IND, which must become effective before clinical testing may commence and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. An IND is a request for authorization from the FDA to administer an investigational new product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies, although the IND must also include the results of preclinical testing and animal testing assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Employees

As of December 31, 2015, we had 109 full-time employees, including a total of 24 employees with M.D. or Ph.D. degrees. Within our workforce, 76 employees are engaged in research and development and 33 in business development, finance, legal, human resources, facilities, information technology and general management and administration.

Corporate and Available Information

We were incorporated in Delaware in 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The NASDAQ Global Market under the symbol “CHRS.”

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $223.9 million, $87.2 million and $53.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $410.0 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”), and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In the second quarter of 2015, Baxalta assigned its rights and obligations under our license agreement to Baxalta.  The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 or other BLA-enabling clinical development with all three of our lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). It may be several years, if ever, before we complete Phase 3 or other BLA-enabling clinical trials and have a product candidate ready to file for market approval with the relevant regulatory agencies. If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;

•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and Inter Partes Reviews (“IPR’s”) with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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
•

defending against any litigation including patent infringement lawsuits, that may be filed against us; or achieving successful outcomes in IPR’s that we have filed, or may in the future file, against third parties.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar companies (including competition from large pharmaceutical companies entering the biosimilar market that may be able to gain advantages in the sale of biosimilar products based on brand recognition and/or existing relationships with customers and payors) and whether we own (or have partnered) the commercial rights for that territory. If the market for our product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain regulatory approval for our products, our business may suffer. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

As of December 31, 2015, our cash and cash equivalents were $158.2 million. We expect that our existing cash and cash equivalents, together with gross proceeds of $100.0 million received in February 2016 from the issuance of convertible debt and funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund our current operations for at least the next 12 months; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-1701, CHS-0214 and CHS-1420 have entered Phase 3 or BLA-enabling clinical development.

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

There are extraordinary technical challenges in developing complex protein-based therapeutics that not only must achieve an acceptable degree of similarity to the originator molecule in terms of characteristics such as the unique glycosylation pattern, but also the ability to develop manufacturing processes that can replicate the necessary structural characteristics within an acceptable range of variability sufficient to satisfy regulatory authorities.

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

For example, we intend to alter the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business.

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

Under current EU regulations, an application for regulatory approval of a biosimilar drug cannot be submitted in the EU until expiration of an eight year data exclusivity period for the reference (originator) product, measured from the date of the reference product’s initial marketing authorization. Furthermore, once approved, the biosimilar cannot be marketed until expiration of a 10-year period following the initial marketing authorization of the reference product, such ten year period being extendible to 11 years if the reference product received approval of an additional therapeutic indication, within the first eight years following its initial marketing authorization, representing a significant clinical benefit in comparison with existing therapies. However, we understand that reference products approved prior to November 20, 2005 (which would include, for example, Enbrel, Humira and Neulasta, approved in the EU on March 2, 2000, August 9, 2003 and August 22, 2002, respectively) are subject to a 10 year period of data exclusivity. While the data exclusivity periods for Enbrel, Humira and Neulasta have now expired in Europe, these reference products are presently still subject to unexpired patents and such patents may or may not be susceptible to challenges to their validity and enforceability.

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

If other biosimilars of pegfilgrastim (Neulasta), etanercept (Enbrel) or adalimumab (Humira) ) are approved and successfully commercialized before our product candidates for these originator products (CHS-1701, CHS-0214 or CHS-1420, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Enbrel, or Humira. If other biosimilars of Neulasta, Enbrel or Humira are approved and successfully commercialized before CHS-0214, CHS-1420 or CHS-1701, respectively, we may never achieve significant market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If other biosimilars of pegfilgrastim (Neulasta), etanercept (Enbrel) or adalimumab (Humira) are determined to be interchangeable and our biosimilars candidates for these originator products are not, our business would suffer.

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

We and our collaboration partners have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we or our collaboration partners intend to market our etanercept (Enbrel) biosimilar product, CHS-0214 in Japan (through our licensee Daiichi Sankyo), Europe (through our licensee Baxalta) and certain Latin American countries (through our licensee, Orox). We intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and future oncology biosimilar candidates in the United States and may seek to partner commercially all oncology biosimilars outside the United States. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

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

As of December 31, 2015, we had 109 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current good clinical practices, or cGCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or cGCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with cGCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our contract research organization, or CRO, or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our exclusive licensee, Baxalta, is responsible for commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the U.S. (excluding Japan and certain Caribbean and Latin American countries). Our exclusive licensee, Daiichi Sankyo, is responsible for commercialization of CHS-0214 in Japan. Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-1701, CHS-0214 and CHS-1420, in certain Caribbean and Latin American countries (excluding Brazil). If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings.

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

For example in October 2014, as part of our quality process and upon routine visual inspection during storage, four syringes containing CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from a production lot in use in our ongoing Phase 3 clinical trials were observed to contain small dark particles. We immediately initiated a visual inspection of remaining unlabeled inventory of this lot as well as a subsequent lot. While none of the approximately 8,000 unlabeled syringes inspected exhibited any such particulate, we decided in the interests of patient safety, to temporarily stop dosing in the ongoing Phase 3 clinical trials of CHS-0214 in order to determine a potential cause and incidence of the observed phenomenon.  Based on our investigation, including a chemical analysis of the particles by a qualified independent laboratory, we concluded that the particulates did not result from any instability in the CHS-0214 protein product or its formulation, but were most likely a result of a non-recurring anomaly related to first use of new process equipment.  We therefore concluded that the approximately 7,000 unlabeled syringes that were 100% inspected and found free of any particulates were safe for patient use in our clinical trials.  In consultation with the FDA, our Phase 3 trials were resumed in December 2014 and are ongoing.

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

For each of our lead products, CHS-1701, CHS-0214 and CHS-1420, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products.  Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates.  Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all.  A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

In 2012, Abbott Laboratories filed a Citizen Petition with the FDA asking the agency to refrain from accepting biosimilar applications under the BPCIA arguing that to approve such applications, without compensation to the originator, would constitute an unconstitutional taking of an originator company’s valuable trade secrets under the fifth amendment of the United States constitution. The FDA has not yet acted on this petition and its outcome is uncertain. If the FDA grants Abbott Laboratories’ petition, we may be precluded from applying for approval of CHS-1701, CHS-0214 and CHS-1420 under the 351(k) pathway. Even if the FDA rejects Abbott Laboratories’ petition, we think it is likely that Abbott will file appeals to the federal courts and ultimately pursue its appeals to the United States Supreme Court. Other originator companies may file Citizen Petitions in an effort to restrict or prevent the introduction of biosimilars.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz International GmbH, or Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, Samsung Bioepis, Ltd., or Bioepis, (a Merck/Biogen/Samsung biosimilar venture) and Hanwha Chemical Corporation, or Hanwha Momenta, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States.  We understand that Mylan Inc. appears to have an ongoing Phase 3 clinical trial for a Neulasta biosimilar. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016 the European Commission (EC) approved

Samsung Bioepis’ entanercept biosimilar (Benepali), also known as SB4, for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. Boehringer, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program and Pfizer’s program are in Phase 3, and that Amgen’s program has successfully completed Phase 3.  On November 25, 2015, Amgen announced the submission with the FDA of a BLA for its adalimumab (Humira) biosimilar, ABP 501.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaboration partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We expect competition from companies such as Sandoz, Samsung Bioepis, Teva, Boehringer, Pfizer and Amgen that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we intend to introduce biosimilar versions, such as Amgen, AbbVie Inc., or AbbVie, and Genentech, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-0214, CHS-1420 and CHS-1701, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates.  With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On November 7, 2015 and December 9, 2015, we filed petitions for Inter Partes Review (“IPR”) in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135; 9,017,680; and 9,073,987, all of which concern a 40 mg. biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  IPR filings, including ours, are a matter of public record and can be viewed at the USPTO website.  We expect the USPTO to reach a decision in May, 2016 on whether to institute our IPR’s.  If the USPTO decides to institute the IPR’s, it will then conduct an administrative trial to determine the patentability of patent claims challenged in the IPR’s.  If the USPTO refuses to institute the IPR’s, we and others will be able to challenge these patents in further IPR’s or in district court litigation.  However, if the PTO institutes the IPR’s but the arguments we raise therein fail to persuade the USPTO, after trial, that the challenged patent claims are unpatentable, we will not be able to raise those same arguments in district court litigation.  However, other biosimilar entities may be in a position to challenge the patents in IPR’s or district court litigation, and we could still assert certain bases of invalidity or unenforceability that are not subject to review in IPR proceedings.  We note that on December 29, 2015, Boehringer Ingelheim filed two IPR’s against AbbVie’s U.S. patent 8,889,135.  If we do not prevail in the IPR’s or in any subsequent litigation that may occur between us and AbbVie concerning AbbVie’s RA dosing patents, and if other parties are not successful in challenging the validity of these patents, we could be precluded from marketing a 40 mg biweekly subcutaneous dosage for RA until the expiration of AbbVie’s dosing patents directed to this treatment regimen.  AbbVie’s public statements have indicated that the earliest expiration of these patents will occur in 2022.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents, we have filed a number of patents covering our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Enbrel and Humira (Amgen and AbbVie, respectively) own patents directed to formulations for these products.  We have developed our own proprietary formulations for these products which we believe are not covered by valid, enforceable third party patents, including Amgen or AbbVie’s formulation patents, and we have filed patent applications covering our formulations which are currently pending in the U.S. and globally. We cannot guarantee that our proprietary formulations will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether issuance of any of our pending patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira) would cover the formulations of any competitors.  As in the case of formulations, originators have also filed patents directed to methods for manufacturing their products.  We have filed patent applications, currently pending, both in the U.S. and globally, directed to aspects of our manufacturing processes for CHS-0214 and CHS-1420.  We believe the proprietary technologies embodied in our process-related patent filings may provide us with competitive advantage and are not covered by valid, enforceable intellectual property rights of third party patents, including AbbVie and Amgen.  However, as in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties, and we cannot guarantee that the methods we use to manufacture our products will avoid infringement of third party patents.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the United States or could substantially delay such launches.

The BPCIA establishes a patent disclosure and briefing process between the biosimilar applicant and the originator that is demanding and time-sensitive.  While certain aspects of this process are still being tested in the federal courts, the Federal Circuit, as discussed further below, recently ruled that this process is not mandatory, such that a biosimilar applicant may elect to engage in this process, but is not required to do so.  The following is an overview of the patent exchange and patent briefing procedures established by the BPCIA for biosimilar applicants that elect to employ them:

1.

Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant may elect to provide a copy of its application to the originator if it chooses to engage in the BPCIA patent exchange mechanism.

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

8.

Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified, but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion.  The federal courts have not yet settled the issue as to when, or under what circumstances, the biosimilar applicant must provide the 180 notice of commercial marketing provided in the BPCIA.

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator180 days prior notice of commercial marketing.  The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products.  On February 16, 2016 Sandoz filed a petition for writ of certiorari to the United States Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180 day pre-marketing notification can only be given after FDA has approved the biosimilar product.  The Supreme Court may or may not choose to review the Federal Circuit decision.  Regardless of how the 180 day notice provision is applied by the courts, patent infringement lawsuits filed by originators could result in preliminary or permanent injunctions extending beyond the 180 day notice period.

On December 9, 2015, in litigation between Amgen and Apotex (relating to Apotex’s biosimilar for Neulasta (pegiflgrastim), the Florida District court ruled that although Apotex had engaged in the BPCIA patent exchange process voluntarily, it was nonetheless required to provide 180 days prior notice of commercial marketing to Amgen, and that it could only provide such notice upon regulatory approval.  Apotex has appealed this decision to the Federal Circuit, where the matter is presently pending.  Thus, despite the Florida District Court decision, the issue remains unsettled as to whether a party that engages voluntarily in the BPCIA patent exchange process must nevertheless provide 180 days’ notice of commercial marketing to the originator.  A further open issue is whether such notice may be given before, or only after, FDA licensure of the biosimilar.  If a panel of the Federal Circuit affirms the Florida District Court decision and such decision is not overturned upon reconsideration by a full panel of the Federal Circuit or by the US. Supreme Court, all 351(k) biosimilar applicants will be required to refrain from launching an approved biosimilar product for 180 days following 351(k) regulatory approval, without regard to whether such applicants elected to participate in the BPCIA patent exchange process.

A significant legal risk for a biosimilar applicants that pursue regulatory approval under the 351(k) regulatory approval route, and also elect to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product.  However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch.  Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching our biosimilar products.

The legal and strategic considerations weighing for or against a decision to voluntarily engage in the BPCIA patent exchange process are complex and will differ on a product-by-product basis.  If we decide to engage in the BPCIA patent exchange process, preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure or retain such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long standing relationships with originators.

Furthermore, we could be at a serious disadvantage in this process, as an originator company such as Amgen (in the case of CHS-1420 or CHS-0214) or AbbVie (in the case of CHS-1420) may be able to apply substantially greater legal and financial resources to this process than we could.

If we file a 351(k) regulatory approval application for one or more of our products, we may consider it necessary or advisable to adopt the strategy of selecting one or more patents of the originator to litigate in the above described BPCIA process (for example in steps 3 and 7, of the process, as outlined above), either to assert our non-infringement of such patents or to challenge their validity, or both; but we may ultimately not be successful in that strategy and could be prevented, indefinitely, from marketing the product in the United States.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.  Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we previously took advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption. Based on our non-affiliated market capitalization as of June 30, 2015, we ceased  to be an emerging growth company under the JOBS Act on January 1, 2016 and therefore are now required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

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

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and there were no material weaknesses identified in connection with the reviews of our financial statements for the first, second and third quarters of 2015 and in connection with the audit of our financial statements for 2015, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $111,000 of cash in Russian banks as of December 31, 2015. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through February 26, 2016 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2015, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 58.5% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of December 31, 2015, there were 39,005,589 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of December 31, 2015, approximately 8.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in November 2022. Our analytical and process development laboratories are located in Camarillo, California under a lease that expires in June 2017 with a three year renewal option.

We believe that our existing facilities are adequate for our current needs.  When our leases expire, or if we need to hire more employees, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not currently a party to any material litigation or legal proceedings.

On November 9, 2015 and December 7, 2015, we filed in the United States Patent and Trademark Office, pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for Inter Partes Review (“IPR”) of AbbVie’s United States Patent Nos. 8,889,135 (Case No. IPR2016-00172, filed December 7, 2015); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015), each entitled “Methods of Administering Anti-TNFα antibodies” directed to treating rheumatoid arthritis in a human subject via subcutaneous administration, every 13-15 days, of 40 mg of a human anti-TNFα antibody.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The high and low closing sales price of our common stock for the period from November 6, 2014 to December 31, 2015 was $37.46 and $12.61, respectively.

On January 29, 2016, the closing sale price of our common stock was $13.26.

Common Stockholders

As of January 29, 2016, there were approximately 59 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In February 2016, we entered into senior convertible notes which preclude the Company, directly or indirectly, to declare dividends so long as any of the notes are outstanding.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On March 23, 2015, we filed our registration statement on Form S-1 (File No. 333-202936) relating to our follow-on offering of our common stock and it was declared effective by the SEC on March 31, 2015. The price of the shares sold in the follow-on offering was $29.00 per share. The follow-on offering closed on April 7, 2015, pursuant to which we sold 4,137,931 shares of common stock. We received total gross proceeds from the offering of $120.0 million. After deducting underwriting discounts and commissions of $7.2 million and offering expenses of $0.6 million, the net proceeds were $112.2 million.

The net proceeds from the follow-on offering described above have been used primarily to fund the development of one or more biosimilar candidates currently in the preclinical stage and to fund the proof-of-concept Phase 2 study of CHS-131.

Recent Sales of Unregistered Equity Securities

From January 1, 2015 through December 31, 2015, we sold and issued the following unregistered securities:

On September 10, 2015, we completed a private placement under a Stock Purchase Agreement with Baxalta and sold an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10.0 million. The purchase price for each share was $25.63, which is equal to the closing trading price of our common stock on the NASDAQ Global Market on the day of pricing, September 9, 2015. The securities sold and issued in connection with the private placement were initially unregistered under the Securities Act or any state securities laws and could not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. In connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Baxalta GmbH. Pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-3 (File No. 333-208625) to register the securities sold and issued in connection with the private placement with the SEC on December 18, 2015 and declared effective by the SEC on January 21, 2016.

The net proceeds from the private placement described above have been used and will be used to fund clinical and manufacturing development, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2011 are derived from our unaudited financial statements which are not included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2015	2014	2013	2012	2011
Revenue:					(unaudited)
Collaboration and license revenue	$30,041	$28,481	$726	$1,899	$—
Collaboration and license revenue - related party (1)	-	1,893	2,025	—	—
Other revenue	-	732	—	—	—
Total revenue	30,041	31,106	2,751	1,899	—
Operating expenses:
Research and development (2)	213,062	78,224	31,279	34,886	2,451
General and administrative (2)	36,046	17,564	7,465	5,531	2,559
Total operating expenses	249,108	95,788	38,744	40,417	5,010
Loss from operations	(219,067)	(64,682)	(35,993)	(38,518)	(5,010)
Interest expense	(33)	(3,900)	(5,293)	(1,514)	(2,583)
Other income (expense), net	(4,838)	(18,595)	(12,349)	7,014	(40)
Net loss	(223,938)	(87,177)	(53,635)	(33,018)	(7,633)
Net loss attributable to non-controlling interest	678	44	—	—	—
Net loss attributable to Coherus	$(223,260)	$(87,133)	$(53,635)	$(33,018)	$(7,633)
Net loss per share attributable to Coherus, basic and diluted (3)	$(6.01)	$(10.64)	$(16.10)	$(15.85)	$(9.33)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted (3)	37,122,008	8,186,529	3,332,020	2,082,622	818,234

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
					(unaudited)
Research and development	$8,038	$5,625	$682	$268	$143
General and administrative	8,683	5,437	1,363	175	120
Total stock-based compensation	$16,721	$11,062	$2,045	$443	$263

(3)

See Note 14 to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to Coherus and the weighted-average shares outstanding used to calculate the per share amounts.

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2015	2014	2013	2012	2011
					(unaudited)
Cash and cash equivalents	$158,226	$150,392	$39,554	$14,548	$7,694
Working capital (deficit)	91,368	127,353	(8,024)	13,546	(1,460)
Total assets	212,384	187,221	47,447	26,533	8,482
Convertible notes	—	—	1,111	—	2,591
Convertible notes - related party	—	—	3,092	—	2,264
Convertible preferred stock warrant liability	—	—	24,251	1,738	2,777
Convertible preferred stock	—	—	54,695	54,695	1,191
Accumulated deficit	(409,985)	(186,725)	(99,592)	(45,957)	(7,966)
Total stockholder's equity (deficit)	(6,929)	66,757	(97,077)	(45,503)	(1,117)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, we completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.). Although it did not meet the PK AUC bioequivalence endpoint due to low, anomalous PK profile in the Neulasta first period group, we believe this study will support the planned filing of a biologics license application (BLA) in the U.S. as it met all the other co-primary endpoints including the PD endpoints. An immunogenicity study in healthy volunteers pursuant to this BLA met its primary endpoints. In February 2016, we initiated a follow-on PK/PD study, which is expected to read-out late in the first half of 2016. We expect to file a BLA in the United States directly thereafter.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate for which we have partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), to develop and commercialize in key markets outside of the United States. In October 2015, we completed part 1 of a Phase 3 clinical study in psoriasis comparing CHS-0214 to Enbrel.  This study is on-going but has met all its primary efficacy endpoints at 12 weeks. There were no clinically important safety issues noted in either treatment group. We are currently conducting a Phase 3 clinical study in rheumatoid arthritis. This study met the primary endpoint at 24 weeks. We expect that results from these studies, combined with data from our Phase 1 studies will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. We initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. We initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016 and we plan to initiate a bridging PK study comparing the Phase 3 CHS-1420 material to E.U. manufactured adalimumab (Humira) in mid-2016.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $223.9 million, $87.2 million and $53.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $410.0 million.

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

In April 2015, we entered into a second amendment to the license agreement with Baxalta. Under the terms of the second amendment, a revised milestone payment structure totaling $130.0 million replaced certain existing milestone and funding obligations under the license agreement as originally executed. Therefore, we are eligible to receive up to $335.3 million in contingent payments comprised of $215.3 million in clinical development payments, and $120.0 million in regulatory milestone payments. Pursuant to the second amendment, we received a total of $100.0 million in milestone payments in 2015 which are subject to the 50% claw-back feature.

We lease office spaces for our corporate headquarters in Redwood City, California and for laboratory facilities in Camarillo, California under operating lease agreements. In July 2015, we entered into a new office lease with Hudson 333 Twin Dolphin Plaza, LLC to lease approximately 27,532 square feet of office space located in Redwood City, California for our new corporate headquarters. The New Lease commenced and we moved into the new facility in December 2015.

In September 2015, we completed a private placement with Baxalta, in which we sold an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10.0 million. In December 2015, we filed our registration statement on Form S-3 (File No. 333-208625) relating to the private placement of our common stock and was declared effective by the SEC on January 21, 2016.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% senior convertible notes due 2022 (“the Notes”). These Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. The Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the notes were issued), subject to adjustment in certain events. After March 31, 2020, the full amount of the Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the Notes. Upon conversion of the Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. At maturity or redemption, if not earlier converted, we will pay 109% of the par value of the Notes, together with accrued and unpaid interest, in cash. The holders of the Notes are Healthcare Royalty Partners III, L.P., which holds $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million.

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

•

costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations, or CMOs, and related costs associated with release and stability testing; and

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2015	2015	2014	2013
		(in thousands)
External costs incurred by product candidate:
CHS-0214 (6)	Phase 3 (1)	$83,377	$35,726	$10,011
CHS-1420	Phase 3 (2)	37,611	12,581	6,603
CHS-1701	BLA-enabling (3)	46,872	8,436	4,902
CHS-131	Phase 2 (4)	3,694	1,707	—
Other research and development expenses (5)		5,311	435	2,058
Internal costs		36,197	19,339	7,705
Total research and development expenses (6)		$213,062	$78,224	$31,279

(1)	CHS-0214 entered into Phase 3 clinical trials in June and July 2014.
(2)

CHS-1420 initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and in the E.U. in 2017. We initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016 and we plan to initiate a bridging PK study comparing the Phase 3 CHS-1420 material to E.U. manufactured adalimumab (Humira) in mid-2016.

(3)

We met with the FDA on October 9, 2014 and informed the agency of our decision to transition from a 351(a) (novel biologic) approval pathway to a 351(k) (biosimilar) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal pharmacokinetic and pharmacodynamic study for CHS-1701inhealthy volunteers, and an additional immunogenicity study in healthy volunteers in May 2015, both pursuant to this BLA. We continue to believe it may be possible to advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

(4)	CHS-131 (previously designated as INT-131, a small molecule PPARgamma partial agonist) currently in a Phase 2 trial in multiple sclerosis in Russia.
(5)	Amount consists of costs for other pipeline candidates.
(6)

Our research and development expenses have been reduced by reimbursements of certain research and development expenses pursuant to the cost-sharing provision of our licensing agreement with Daiichi Sankyo. Reimbursement of research and development expenses under the Baxalta licensing agreement was recognized as revenue pursuant to the revenue recognition accounting policy applicable to that agreement.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We incurred increased expenses in 2015 and expect future expenses to increase as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, or The NASDAQ Global Market, or NASDAQ, additional insurance expenses, investor relations activities and other administration and professional services.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount associated with our various debt agreements outstanding during the years ended December 31, 2014 and 2013. The convertible notes issued in 2013 were converted into shares of our Series C convertible preferred stock in May 2014.

Other Expense, Net

Other income (expense), net for the year ended December 31, 2015 consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. Additionally, for the year ended December 31, 2014, other income (expense), net includes gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability, derivative liability associated with our convertible notes, and the gain on the extinguishment of our convertible notes issued in 2013. In November 2014, in connection with the closing of our IPO all of our outstanding warrants for convertible preferred stock were exercised, for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to equity. As such, we no longer record adjustments to reflect the remeasurement of the fair values. In March 2015, the contingent consideration related to the Earn-Out Payment was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

Our collaboration and license agreements may provide for reimbursement by our collaborators of a portion of our research and development expenses, and we make judgments that affect how these reimbursements are recorded. In collaborations where we and our partner are actively and jointly engaged in the research activities and for which both parties are sharing costs, amounts reimbursed by our partner are recognized as a reduction of research and development expense. For example, Daiichi Sankyo reimburses certain of our research and development costs in quarterly advance payments pursuant to the cost-sharing provision of our collaboration and license agreement with them. Because Daiichi Sankyo is an active participant in the research and development activities, we account for these reimbursements as reductions in our research and development expense when the applicable research and development activity has been performed. Under our collaboration agreement with (Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”), on the other hand, we recognize reimbursement of our research and development expenses thereunder as revenue because Baxalta is not actively participating in research and development activities.

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

Derivative Liabilities

There were two contingent payments associated with the acquisition of InteKrin: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, or the Earn-Out Payment and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between us and the third-party, or the Compound Transaction Payment. The contingent consideration is accounted for as a liability and remeasured to estimated fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other income (expense), net in the consolidated statement of operations. We determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

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

We recorded non-cash stock-based compensation expense related to options granted to employees and non-employees of $16.7 million, $6.8 million and $764,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding and is based on the options’ vesting term, contractual term and industry peers. We do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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

Historically, for all periods prior to our IPO, the fair values of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice

Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

Founders’ Shares

In October 2010 and January 2011, we issued 4,130,173 shares and 968,804 shares of common stock, respectively, at $0.0083 per share to our founders under the founder stock agreements. These founders’ shares are subject to a repurchase option in our favor that lapses over time subject to continued service. As such, we recorded stock-based compensation based on the fair value of the common stock on the date of issuance. One of the holders of the founders’ shares is a consultant, therefore the fair value of the consultant’s founder shares is measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the vesting period. We recorded non-cash stock-based compensation expense related to the founders’ shares of $9,000, $1.6 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, there were no shares subject to repurchase.

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

Income Taxes

We file U.S. federal and state income tax with varying statutes of limitations.  The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits. To date, we have not been audited by the Internal Revenue Service or any state income tax authority.

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

As of December 31, 2015, our total net deferred tax assets, net of gross deferred tax liabilities, were $134.8 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted. We elected to not early adopt this standard.  When adopted, ASU 2014-15 will require management to evaluate whether there is substantial doubt about our ability to continue as a going concern for at least 12 months from the issuance date of the financial statements and to provide related footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our interim and annual reporting periods during the year ending December 31, 2017 and all annual and interim reporting periods thereafter, with early adoption permitted. We have elected to early adopt ASU 2015-17 prospectively. Such adoption did not have a material impact on our consolidated balance sheet and related disclosures as of December 31, 2015, and did not adjust prior periods presented.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-1 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  We are currently evaluating the impact that the adoption of ASU 2016-1 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-2 will have on our consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoptions.

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$30,041	$28,481	$1,560
Collaboration and license revenue - related party (1)	—	1,893	(1,893)
Other revenue	—	732	(732)
Total revenue	$30,041	$31,106	$(1,065)

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Total revenue for the year ended December 31, 2015 was $30.0 million compared to $31.1 million for the same period in 2014, a decrease of $1.1 million.  The decrease was primarily due to the $10.0 million receipt received for the achievement of a substantive milestone in the third quarter of 2014 under our license agreement with Baxalta. The decrease was partially offset by increased revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Research and development	$213,062	$78,224	$134,838

Research and development expenses for the year ended December 31, 2015 was $213.1 million compared to $78.2 million for the same period in 2014, an increase of $134.8 million. The increase in research and development expenses was primarily due to:

•

an increase of $47.7 million in costs incurred for CHS-0214 due to the fully enrolling and completing Phase 3 clinical studies, which is net of an increase of $9.0 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $38.4 million related to initiating and completing two BLA-enabling studies for CHS-1701;
•	an increase of $25.0 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•

an increase of $9.8 million in personnel, consulting and other related expenses and $2.4 million in stock-based compensation due to a net increase of approximately 31 employees, annual salaries increases and additional stock options granted during 2015, partially offset by common stock warrant issued during 2014 and none in 2015, and higher stock-based compensation expense related to consultants during 2014 than during 2015;

•	an increase of $4.8 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	an increase of $4.4 million to advance other product candidates in our pipeline; and
•	an increase of $2.3 million to initiate and enroll a proof-of concept Phase 2 clinical study for CHS-131 (formerly INT-131).

General and Administrative Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
General and administrative	$36,046	$17,564	$18,482

General and administrative expenses for year ended December 31, 2015 was $36.0 million compared to $17.6 million for the same period in 2014, an increase of $18.5 million.  The increase was primarily due to an increase of $6.9 million in personnel, consulting and other related expenses and $3.2 million in stock-based compensation as a result of an increase in headcount, annual salaries increases, and costs associated with stock options granted in 2015.  The increase in stock-based compensation was driven primarily from additional stock options granted during 2015, partially offset by common stock warrants issued during 2014. In addition, the increase in general and administrative expenses was due to an increase of $6.7 million in legal, accounting, recruiting and other professional services and $1.7 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Interest expense	$33	$3,900	$(3,867)

Interest expense for the year ended December 31, 2015 was $33,000, compared to $3.9 million for the same period in 2014, a decrease of $3.9 million.  The decrease was due to the conversion of our 2013 convertible notes into shares of our Series C convertible preferred stock in May 2014 resulting in no interest expense during 2015 related to this debt compared to the recognition of non-cash interest expense and amortization of the debt discount during 2014.

Other Expense, Net

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Other expense, net	$4,838	$18,595	$(13,757)

Other expense, net for the year ended December 31, 2015 was $4.8 million compared to $18.6 million for the same period in 2014, a decrease of $13.8 million. The decrease is primarily due to the change of $15.9 million in fair value of our convertible preferred stock warrant liability during 2014 which converted into equity contemporaneously with the closing of our IPO on November 12, 2014, therefore no remeasurement expense in 2015 and a decrease in the change in fair value of our contingent consideration related to the InteKrin acquisition of $0.6 million during 2015 when compared to 2014 as the fair value of the Earn-Out Payment portion of the contingent consideration was settled in May 2015. The decrease was partially offset by the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014 and the net expense increase of $1.1 million during 2015 when compared to 2014 due to foreign exchange fluctuations.

Comparison of Years Ended December 31, 2014 and 2013

Collaboration and License Revenue

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration and license revenue	$28,481	$726	$27,755
Collaboration and license revenue - related party (1)	1,893	2,025	(132)
Other revenue	732	—	732
Total revenue	$31,106	$2,751	$28,355

(1)	Represents revenue from Daiichi Sankyo, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO on November 12, 2014.

Collaboration and license revenue for the year ended December 31, 2014 was $30.4 million, compared to $2.8 million for the same period in 2013, an increase of $27.6 million. The increase was primarily due to $20.3 million of revenue recognized in connection with the amortization of deferred revenue and a$10.0 million receipt for achievement of a substantive milestone in the third quarter of 2014 under our license agreement with Baxalta, which we entered into in August 2013.

Other revenue for the year ended December 31, 2014 was $0.7 million. The other revenue is related to the government contract received from the Russian government in connection with the clinical development of the CHS-131 drug candidate.

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

•	an increase of $6.0 million to complete CHS-1420 to a Phase 1 study and to advance to Phase 3 clinical trial;
•	an increase of $3.5 million to advance CHS-1701 to a 351 (k) approval pathway;
•	an increase of $1.7 million to advance CHS-131 to a Phase 2 clinical trial;

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

In February 2016, we issued and sold $100.0 million aggregate principal amount of 8.2% senior convertible notes due March 31, 2022.

As of December 31, 2015, we had an accumulated deficit of $410.0 million and cash and cash equivalents of $158.2 million. We believe that our current available cash and cash equivalents, together with the proceeds from the Notes issued in February 2016 and funding we expect to receive under our license agreement with Daiichi Sankyo and Baxalta, will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(107,990)	$(23,927)	$15,423
Net cash used in investing activities	(6,949)	(525)	(373)
Net cash provided by financing activities	122,689	135,956	9,956
Effect of exchange rate changes in cash and cash equivalents	84	(666)	—
Net increase in cash and cash equivalents	$7,834	$110,838	$25,006

Net cash provided by (used in) operating activities

Cash used in operating activities was $108.0 million for the year ended December 31, 2015, reflecting a net loss of $223.9 million and an increase in prepaid and other assets of $15.9 million as a result of initiating clinical activities and timing of vendor payments. Cash used in operating activities was partially offset by non-cash charges of $4.6 million for the remeasurement of our contingent consideration obligations, $16.7 million for stock-based compensation, $2.3 million for depreciation and amortization and impairment of property and equipment, and $1.3 million related to a reserve for other receivables. Cash used in operating activities was also offset by an increase of $32.8 million in accounts payable, accounts payable-related parties, and accrued liabilities as a result of the increase in clinical activities and timing of vendor payments, an increase of $32.3 million in deferred revenue and $38.6 million in contingent liability to collaborator both related to $100.0 million milestone payments received from Baxalta under our license agreement, a decrease of $1.9 million in notes receivable as it was settled, and a decrease of $0.9 million in receivables from collaboration and license agreements.

Cash used in operating activities was $23.9 million for the year ended December 31, 2014 reflecting a net loss of $87.2 million, an increase in prepaid assets of $14.7 million as a result of the increase in clinical activities and expenses associated with becoming a public company, an increase in receivable from collaboration and license agreement of $2.1 million with Daiichi Sankyo, an increase in notes receivable of $1.8 million, and an increase in other assets of $2.1 million.  The cash used in operating activities was partly offset by non-cash charges of $15.9 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivative liabilities, $5.2  million for remeasurement of our contingent consideration obligations, $3.9 million of non-cash interest expense and amortization of debt discount, $11.1 million for stock-based compensation and $0.7 million for depreciation and amortization, partially offset by the gain on the extinguishment of our convertible notes issued in 2013 of $2.0 million. Cash used in operating activities was also offset by an increase in deferred revenue of $19.8 million and an increase in contingent liability to collaborator of $20.2 million both related to the additional payments received from Baxalta under our license agreement. In addition, accounts payable and accounts payable-related parties increased by $5.3 million, and accrued liabilities increased by $3.9 million as a result of the increase in clinical activities and timing of vendor payments.

Cash provided by operating activities was $15.4 million for the year ended December 31, 2013 reflecting  non-cash charges of $7.6 million in preferred stock issued in exchange for services received, $7.8 million for the fair value of warrants and embedded derivatives issued in excess of debt proceeds, $5.3 million of non-cash interest expense, $2.0 million for stock-based compensation, $0.4 million for depreciation and amortization and a non-cash gain of $4.6 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivatives. Cash provided by operating activities also reflected an increase in deferred revenue of $34.7 million, an increase in contingent liability to collaborator of $7.5 million both related to the payments received from Baxalta and an increase in accrued liabilities of $2.8 million related to an increase in the accrual for clinical development activities. The cash provided by operating activities were partially offset by a net loss of $53.6 million, and an increase in prepaid and other current assets of $3.2 million related to an increase in prepaid clinical, material and manufacturing costs.

Net cash used in investing activities

Cash used in investing activities of $6.9 million for the year ended December 31, 2015 was due primarily to the purchase of capital equipment and leasehold improvements of $6.2 million, and an increase in restricted cash of $0.8 million as a result of the new headquarters lease requirement.

Cash used in investing activities of $525,000 for the year ended December 31, 2014 was due primarily to the purchases of capital equipment and leasehold improvements of $2.8 million, partially offset by the net cash acquired from the acquisition of InteKrin in February 2014 of $2.3 million.

Cash used in investing activities of $0.4 million for the year ended December 31, 2013 was related to capital equipment purchases.

Net cash provided by financing activities

Cash provided by financing activities of $122.7 million for the year ended December 31, 2015 was primarily related to the net proceeds of $112.8 million from the issuance of our common stock in connection with our follow-on offering, net proceeds of approximately $10.0 million from the private placement with Baxalta, and proceeds from the exercise of stock options of $1.4 million, partially offset by our payments of IPO and follow-on offering costs of $1.5 million.

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

Funding Requirements

We believe that our current available cash and cash equivalents, together with the proceeds from the Notes issued in February 2016 and funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund our planned expenditures under our 2016 budget and meet our obligations through at least December 31, 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;

•

the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;

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

We will need to raise additional capital to fund our operations in the near future.  Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We anticipate receiving up to $62 million in 2016 under our collaborations, and we will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

Our future contractual obligations as of December 31, 2015 were as follows:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
	(in thousands)
Purchase commitments	$14,518	$14,518	$—	$—	$—
Operating lease obligations	11,671	1,692	2,945	3,491	3,543
Contingent payments to InteKrin stockholders	1,245	1,245	—	—	—
Total contractual obligations	$27,434	$17,455	$2,945	$3,491	$3,543

We enter into contracts in the normal course of business with contract research organizations, or CROs, for preclinical studies and clinical trials and contract manufacturing organizations, or CMOs, for the manufacture of clinical trial materials. As of December 31, 2015, we had commitments of $14.5 million with CMOs for the manufacture of clinical trial material due within a year. We also have an agreement with a CRO vendor which provides for a minimum fee commitment of $35.0 million for clinical trial services. As of December 31, 2015, we have fulfilled the minimum fee commitment related to this agreement.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, we had cash and cash equivalents of $158.2 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of December 31, 2015, we had 8.1 million Rubles in cash, which was equal to $111,000 at that date. This cash is located in Russia.

Item 8.	Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coherus BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations, comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 29, 2016

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$158,226	$150,392
Restricted cash	60	60
Receivables from collaboration and license agreement	1,560	2,417
Notes receivable	—	1,815
Prepaid assets (includes related parties of $10,901 and $5,990 as of December 31, 2015 and 2014, respectively)	34,743	20,485
Other assets	2,797	2,276
Other assets - related party	—	1,691
Total current assets	197,386	179,136
Property and equipment, net	10,504	4,472
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	—
Other assets, non-current	146	50
Total assets	$212,384	$187,221
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$25,948	$8,778
Accounts payable - related parties	3,548	2,020
Accrued liabilities (includes related parties of $6,122 and $2,997 as of December 31, 2015 and 2014, respectively)	24,133	11,231
Advance payments under license agreement	1,330	1,192
Deferred revenue	49,621	22,800
Contingent consideration	1,245	5,710
Other liabilities	193	52
Total current liabilities	106,018	51,783
Deferred revenue, non-current	45,338	39,899
Contingent liability to collaborator	66,255	27,650
Contingent consideration, non-current	—	785
Other liabilities, non-current	1,702	347
Total liabilities	219,313	120,464
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000; Shares issued and outstanding: no shares at December 31, 2015 and 2014.	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000; Shares issued and outstanding: 39,005,589 and 33,257,978 at December 31, 2015 and 2014, respectively	4	3
Additional paid-in capital	404,175	254,048
Accumulated other comprehensive loss	(401)	(525)
Accumulated deficit	(409,985)	(186,725)
Total Coherus stockholders' equity (deficit)	(6,207)	66,801
Non-controlling interest	(722)	(44)
Total stockholders' equity (deficit)	(6,929)	66,757
Total liabilities and stockholders’ equity (deficit)	$212,384	$187,221

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Collaboration and license revenue	$30,041	$28,481	$726
Collaboration and license revenue - related party (1)	—	1,893	2,025
Other revenue	—	732	—
Total revenue	30,041	31,106	2,751
Operating expenses:
Research and development (includes related party of $42,768, $21,723 and $9,471 for the years ended December 31, 2015, 2014 and 2013, respectively)	213,062	78,224	31,279
General and administrative (includes related party of $559, $597 and $18 for the years ended December 31, 2015, 2014 and 2013, respectively)	36,046	17,564	7,465
Total operating expenses	249,108	95,788	38,744
Loss from operations	(219,067)	(64,682)	(35,993)
Interest expense (includes related party of $2,687 and $4,026 for the years ended December 31, 2014 and 2013, respectively)	(33)	(3,900)	(5,293)
Other expense, net	(4,838)	(18,595)	(12,349)
Net loss	(223,938)	(87,177)	(53,635)
Net loss attributable to non-controlling interest	678	44	—
Net loss attributable to Coherus	$(223,260)	$(87,133)	$(53,635)
Net loss per share attributable to Coherus, basic and diluted	$(6.01)	$(10.64)	$(16.10)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	37,122,008	8,186,529	3,332,020

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(223,938)	$(87,177)	$(53,635)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	124	(525)	—
Comprehensive loss	(223,814)	(87,702)	(53,635)
Comprehensive loss attributable to non-controlling interest	678	44	—
Comprehensive loss attributable to Coherus	$(223,136)	$(87,658)	$(53,635)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2012	972,330	$1,191	8,181,576	$53,504	—	$—	4,834,467	$1	$453	$—	$(45,957)	$(45,503)	$—	$(45,503)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	3,248	—	6	—	—	6	—	6
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	10	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,045	—	—	2,045	—	2,045
Net loss	—	—	—	—	—	—	—	—	—	—	(53,635)	(53,635)	—	(53,635)
Balances at December 31, 2013	972,330	1,191	8,181,576	53,504	—	—	4,837,715	1	2,514	—	(99,592)	(97,077)	—	(97,077)
Beneficial conversion feature related to convertible notes issued in 2013	—	—	—	—	—	—	—	—	(3,939)	—	—	(3,939)	—	(3,939)
Issuance of Series B convertible preferred stock for InteKrin acquisition	—	—	960,486	3,667	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in exchange for services			8,185	57	—	—				—			—	—
Issuance of Series C convertible preferred stock at $6.00 per share, net	—	—	—	—	5,488,892	54,660	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share upon conversion of convertible notes issued in 2013	—	—	—	—	1,058,089	10,583	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share in exchange for services	—	—	—	—	9,997	100	—	—	—	—	—	—	—	—
Issuance of Series A and B convertible preferred stock upon exercise of warrants and reclassification of convertible preferred stock warrant liability	62,251	1,004	4,574,713	39,277	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net	—	—	—	—	—	—	6,803,702	—	80,209	—	—	80,209	—	80,209
Conversion of convertible preferred stock to common stock in connection with initial public offering	(1,034,581)	(2,195)	(13,724,960)	(96,505)	(6,556,978)	(65,343)	21,316,519	2	164,041	—	—	164,043	—	164,043
Conversion of common stock warrants to common stock in connection with initial public offering	—	—	—	—	—	—	491,580	—	—	—	—	—	—	—
Issuance of common stock options in exchange for services	—	—	—	—	—	—	—	—	48	—	—	48	—	48
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	48,414	—	55	—	—	55	—	55
Repurchase of common stock							(239,952)	—	(2)			(2)		(2)
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	5	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,117	—	—	11,117	—	11,117
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(525)	—	(525)	—	(525)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	—	—	—	—	—	(87,133)	(87,133)	—	(87,133)
Balances at December 31, 2014	—	—	—	—	—	—	33,257,978	3	254,048	(525)	(186,725)	66,801	(44)	66,757
Issuance of common stock upon payment of InteKrin Earn Out contingency	—	—	—	—	—	—	358,384	—	9,849	—		9,849		9,849

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Retired shares resulting from InteKrin escrow distribution in cash	—	—	—	—	—	—	(8)	—	—	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net	—	—	—	—	—	—	4,137,931	1	112,198	—	—	112,199	—	112,199
Issuance of common stock in connection with private placement, net	—	—	—	—	—	—	390,167	—	9,930	—	—	9,930	—	9,930
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	861,137	—	1,429	—	—	1,429	—	1,429
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	9	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,712	—	—	16,712	—	16,712
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	124	—	124	—	124
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	-	(678)	(678)
Net loss	—	—	—	—	—	—	—	—	—	—	(223,260)	(223,260)	—	(223,260)
Balances at December 31, 2015	—	$—	—	$—	—	$—	39,005,589	$4	$404,175	$(401)	$(409,985)	$(6,207)	$(722)	$(6,929)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(223,938)	$(87,177)	$(53,635)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,869	674	404
Remeasurement of contingent consideration	4,599	5,185	—
Remeasurement of convertible preferred stock warrant and embedded derivative liabilities	—	15,899	4,557
Fair value of warrants in excess of debt proceeds recognized at issuance	—	—	3,669
Fair value of embedded derivative in excess of debt proceeds recognized at issuance	—	—	4,096
Preferred stock issued in exchange for services	—	147	7,579
Non-cash interest (income) expense and amortization of (receivable) debt discount	(38)	3,897	5,293
Gain on extinguishment of 2013 Notes	—	(2,048)	—
Impairment of property and equipment	382	—	—
Provision for other receivables	1,300	—	—
Stock-based compensation expense	16,721	11,062	2,045
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	857	(2,139)	(120)
Notes receivable	1,853	(1,815)	—
Notes receivable from related parties	—	107	16
Prepaid assets	(14,288)	(14,692)	(3,284)
Other assets	(3,329)	(2,046)	60
Other assets - related party	1,691	(1,691)	—
Other assets, non-current	42	(25)	(21)
Accounts payable	18,404	3,629	924
Accounts payable, related parties	1,528	1,637	(1,310)
Accrued liabilities	12,832	3,949	2,847
Other liabilities	(28)	31	(2)
Deferred revenue	32,294	19,848	34,749
Advance payments under license agreements	138	1,192	—
Contingent liability to collaborator	38,605	20,150	7,500
Other liabilities, non-current	516	299	56
Net cash (used in) provided by operating activities	(107,990)	(23,927)	15,423
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics Inc.	—	2,334	—
Purchases of property and equipment	(6,164)	(2,849)	(373)
Increase in restricted cash	(785)	(10)	—
Net cash used in investing activities	(6,949)	(525)	(373)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	54,660	—
Proceeds from issuance of convertible notes	—	—	2,900
Proceeds from issuance of convertible notes - related parties	—	—	7,050
Proceeds from issuance of convertible preferred stock upon exercise of warrants	—	131	—
Proceeds from initial public offering, net of underwriters discounts and commissions	—	85,419	—
Proceeds from follow-on offering, net of underwriters discounts and commissions	112,800	—	—
Proceeds from private placement	10,000	—	—
Payments of initial public offering costs	(855)	(4,307)	—
Payments of follow-on offering costs and private placement	(672)	—	—
Payment of costs related to future offerings	(13)	—	—
Proceeds from issuances of common stock upon exercise of stock options	1,429	55	6
Repurchase of restricted common stock	—	(2)	—
Net cash provided by financing activities	122,689	135,956	9,956
Effect of exchange rate changes in cash and cash equivalents	84	(666)	—
Net increase in cash and cash equivalents	7,834	110,838	25,006
Cash and cash equivalents at beginning of period	150,392	39,554	14,548
Cash and cash equivalents at end of period	$158,226	$150,392	$39,554

Supplemental disclosures of noncash investing and financing activities
Issuance of Series B Preferred stock for acquisition	$—	$3,667	$—
Contingent consideration accrued in connection with acquisition	—	1,310	—
Conversion of 2013 Notes and accrued interest into Series C convertible preferred stock	—	10,583	—
Reclassification of fair value of convertible preferred stock warrants to preferred stock upon exercise	—	40,150	—
Vesting of restricted common stock	9	5	10
Purchase of property and equipment in accounts payable and accrued liabilities	1,684	726	169
Leasehold improvements allowance from landlord	1,239	—	—
Initial public offering costs in accounts payable	—	855	—
Costs related to future offerings in accounts payable and accrued liabilities	124	—	—
Accrued expenses settled in common stock warrants	—	55	—
Accrued expenses settled in preferred stock	—	10	—
Fair value of contingent consideration settled in common stock	9,849	—	—

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

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

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, the Company has completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.). Although it did not meet the PK AUC bioequivalence endpoint due to low, anomalous PK profile in the first period Neulasta group, the Company believes this study will support the planned filing of a biologics license application (BLA) in the U.S. as it met all the other co-primary endpoints including the PD endpoints. An immunogenicity study in healthy volunteers pursuant to this BLA met its primary endpoints. In February 2016, the Company initiated a follow-on PK/PD study, which is expected to read-out late in the first half of 2016. The Company expects to file a BLA in the United States directly thereafter.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. In October 2015, the Company completed part 1 of a Phase 3 clinical study in psoriasis comparing CHS-0214 to Enbrel.  The Company is currently conducting a Phase 3 clinical study in rheumatoid arthritis. This study met the primary endpoint at 24 weeks. The Company expects that results from these studies, combined with data from its Phase 1 studies will support the expected filing of a marketing application in Europe and Japan in 2016.  The Company has retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

The Company’s second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. The Company initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. The Company initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016 and  the Company plans to initiate a bridging PK study comparing the Phase 3 CHS-1420 material to E.U. manufactured adalimumab (Humira) in mid-2016.

Need to Raise Additional Capital

As of December 31, 2015, the Company had an accumulated deficit of $410.0 million and cash and cash equivalents of $158.2 million. In February 2016, we issued and sold $100.0 million aggregate principal amount of 8.2% senior convertible notes (“Notes”) due March 31, 2022 (see Note 16). The Company believes that its current available cash and cash equivalents, together with proceeds from the issuance of the Notes and funding it expects to receive under its license agreements with Daiichi Sankyo and Baxalta, will be sufficient to fund its planned expenditures under its 2016 budget and meet the Company’s obligations through at least December 31, 2016. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2015: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

To maintain comparability among the periods presented, the Company reclassified certain prior period amounts to a separate line item that was not included in the prior period presentation. Within Note 4, Accrued Liabilities, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014, the Company reclassified amounts that were recorded within accrued other to accrued clinical and manufacturing. The reclassification had no impact on the total current accrued liabilities for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, as well as certain accrued liabilities; and in prior years, common stock valuation, the valuations of the convertible preferred stock warrant liability and embedded derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the consolidated balance sheet.

For the years ended December 31, 2015, 2014 and 2013, the foreign exchange gains and losses recorded in other expense, net in the consolidated statements of operations were a net loss of $386,000, a net gain of $671,000 and a net loss of $34,000, respectively.

Segment Reporting and Customer Concentration

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products, and, as part of the InteKrin acquisition, small molecules (see Note 6). The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Long-lived assets are primarily maintained in the United States of America.

The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$27,802	$28,481	$726
Rest of world	2,239	2,625	2,025
Total revenue	$30,041	$31,106	$2,751

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Customer Concentration

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2015	2014	2013
Daiichi Sankyo - related party (1)	*	*	74%
Baxalta	93%	92%	26%

*	less than 10%
(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fee, are capitalized in other assets until the completion of the offering. These deferred offering costs will be reclassified to additional paid-in capital upon the closing of the offering. There was $137,000 in deferred offering costs capitalized as of December 31, 2015 and none capitalized as of December 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

Restricted Cash

Restricted cash consists of cash held in money market accounts with a bank. The restricted cash that is used as collateral against the Company’s corporate credit cards is classified as current and the restricted cash to cover the standby letter of credit issued for the Company’s landlord to drawdown on if the facility lease is breached, is classified as non-current (see Note 8).

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Impairment of Long Lived Assets and Acquired Intangible Asset

The Company reviews long-lived assets, including property and equipment, and indefinite-lived intangible, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the year ended December 31, 2015, the Company recorded a $382,000 impairment of property and equipment in research and development within the statement of operations.

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that have not reached technological feasibility.  The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2015, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over that estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2015.

Convertible Preferred Stock Warrant Liability

The Company classified warrants exercisable for shares of the Company’s Series A and Series B convertible preferred stock as derivative liabilities and adjusted their carrying value to fair value at the end of each reporting period as long as such warrants were outstanding. At the end of each reporting period, changes in the fair value of the convertible preferred stock warrant liability during the period were recorded as a component of other expense, net, in the consolidated statements of operations.

Derivative Liability

The Company has a derivative liability related to the contingent consideration associated with the acquisition of InteKrin. There were two contingent payments payable upon the achievement of certain events: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, (“Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and the third party (“Compound Transaction Payment”). The derivative related to the contingent consideration is accounted for as a liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other income (expense), net in the consolidated statements of operations. The Company determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payments. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout, and counterparty risk associated with the payment of the contingent consideration.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Accrued Research and Development Expenses

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company determines the actual costs through monitoring patient enrollment, discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Revenue from a government contract is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the funds received are not refundable and applicable conditions under the government contract have been met. Funds received in advance are recorded as deferred revenue.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheets at December 31, 2015 and 2014.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss included foreign currency translation adjustments for the years ended December 31, 2015 and 2014.

Net Loss per Share Attributable to Coherus

Basic net loss per share attributable to Coherus is calculated by dividing the net loss attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive for all periods presented. Shares of founders’ common stock subject to repurchase are excluded from the calculation of weighted average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted. The Company has not elected to early adopt this standard.  When adopted, ASU 2014-15 will require management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the financial statements and to provide related footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for our interim and annual reporting periods during the year ending December 31, 2017 and all annual and interim reporting periods thereafter, with early adoption permitted.  The Company has elected to early adopt ASU 2015-17 prospectively. Such adoption did not have a material impact on the Company’s consolidated balance sheet and related disclosures as of December 31, 2015, and did not adjust prior periods presented.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-1 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  The Company is currently evaluating the impact that the adoption of ASU 2016-1 will have on its consolidated financial statements and related disclosures.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair value due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$157,784	$157,784	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$158,629	$158,629	$—	$—
Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurements
	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,952	$147,952	$—	$—
Restricted cash (money market funds)	60	60	—	—
Total financial assets	$148,012	$148,012	$—	$—
Liabilities:
Contingent consideration	$6,495	$—	$—	$6,495

There were no transfers between Level 1 and Level 3 during the periods presented.

Contingent Consideration

As part of the InteKrin acquisition, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon the achievement of certain events specified in the agreements (see Note 6). This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The InteKrin purchase agreement provides for contingent consideration to be paid upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 (formerly INT-131) ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). The Company valued the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability of reaching each contingent consideration threshold was estimated by Company’s management. As of December 31, 2014, the Earn-Out Payment was expected to occur in January 2015 with a 98% probability of occurrence. As part of that analysis, a 25% risk-adjusted discount rate was used to measure a present value. A separate credit spread was not applied to the Earn-Out Payment fair value since the consideration was to be made in common stock shares. The size of the contingent consideration was a fixed number of common stock shares, but the value fluctuated with the value of a common stock share. The Compound Transaction applied the same 25% risk-adjusted discount rate and also captured an additional 6% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. The size of the consideration is tiered based on the size of a license or similar agreement with a third party and the timing of such agreement. The change in the fair value of the contingent consideration liability is recognized in other expense, net within the consolidated statement of operations.

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for CHS-131 in multiple sclerosis patients, triggering the obligation to settle the first contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders. Contemporaneously, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net, in the consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance to equity in the consolidated balance sheet. For the years ended December 31, 2015 and 2014, the Company recognized $4.1 million and $5.0 million, respectively, in other expense, net in the consolidated statement of operations for the change in the fair value of the Earn-Out Payment.

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 6% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow.  The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  The change in the fair value of the Compound Transaction Payment was recognized in other expense, net in the consolidated statement of operations of $460,000 and $235,000 for the years ended December 31, 2015 and 2014, respectively.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of February 12, 2014 (acquisition date)	$1,310
Change in fair value of the contingent consideration liability	5,185
Balance as of December 31, 2014	6,495
Change in fair value of the contingent consideration liability	4,599
Fair value of Earn-Out Payment settled in common stock on March 6, 2015	(9,849)
Balance as of December 31, 2015	$1,245

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Prepaid clinical, material, manufacturing and other - related parties (see Note 15)	$10,901	$5,990
Prepaid clinical, material and manufacturing	21,191	12,149
Prepaid other	2,651	2,346
Prepaid assets	$34,743	$20,485

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Machinery and equipment	$7,809	$4,317
Computer equipment and software	1,276	286
Furniture and fixtures	596	288
Leasehold improvements	4,343	399
Construction in progress	—	474
Total property and equipment	14,024	5,764
Accumulated depreciation and amortization	(3,520)	(1,292)
Property and equipment, net	$10,504	$4,472

Depreciation expense was $1.9 million, $674,000 and $404,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In July 2015, the Company entered into a new lease agreement with its landlord for its new headquarters facility in Redwood City, California (see Note 6). The Company moved into the new facility in December 2015 and recorded $3.1 million in leasehold improvements related to the new headquarters.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Accrued clinical, manufacturing and other - related parties (see Note 15)	$6,122	$2,997
Accrued clinical and manufacturing	11,681	2,396
Accrued compensation	4,666	3,435
Accrued professional and consulting fees	446	252
Accrued other	1,218	2,151
Accrued liabilities	$24,133	$11,231

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Baxalta	$27,802	$28,481	$726
Daiichi Sankyo - related party (1)	2,239	1,893	2,025
Total collaboration and license revenue	$30,041	$30,374	$2,751

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The Company identified the following deliverables under the agreement: (1) the transfer of intellectual property rights (license), and (2) the manufacture of drug materials for clinical development purposes. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company has concluded that the license is not a separate unit of accounting because Daiichi Sankyo cannot obtain benefit from the use of the license rights for their intended purpose without the products manufactured by the Company. Daiichi Sankyo must rely upon the Company to manufacture and supply the products necessary for Daiichi Sankyo’s development because the related manufacturing know-how specific to the products is proprietary to the Company and Daiichi Sankyo does not have the right to manufacture the licensed product. The Company determined that neither of the deliverables have standalone value and, therefore, the deliverables are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over its estimated period of performance of approximately three years. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of its performance under the arrangement. The Company regularly evaluates the reasonableness of the estimated period of performance and revises the amortization of deferred revenue as deemed appropriate on a prospective basis.  On September 30, 2014 and December 31, 2014, the Company extended the period of performance for two quarters and one quarter, respectively, through the fourth quarter of 2017. On September 2015, the Company revised the period of performance extending the period to November 2017.

In June 2013, the Company and Daiichi entered into a Memorandum of Understanding No. 1 (the “MOU 1”) in which both parties agreed to cooperate and share costs to conduct a global Phase 1 study of a biosimilar form of etanercept. This program was not originally contemplated in the license agreement. Under the MOU 1, the Company will gather all clinical data, format it into a case study report, and conduct the final analysis. The Company will transfer the clinical data and other regulatory approval application documents for the product and post marketing to Daiichi Sankyo within 90 days after such documents are finalized. Under the MOU 1, Daiichi’s Sankyo’s overall cost sharing responsibility include (i) 33% of the total budgeted cost and (ii) 100% of the cost of the comparator drug (Enbrel) used for the Japanese volunteers. The amounts received from Daiichi Sankyo under this cost sharing responsibility are recognized as a reduction in research and development expense as the Company engages in a research and development project jointly with Daiichi Sankyo, with both parties incurring costs while actively participating in development activities and both parties sharing costs and potential benefits of the arrangement. The Company accounted for the MOU 1 as a separate arrangement which was not deemed to be a material modification of the original license agreement with Daiichi Sankyo.

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis and that Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. Also, both parties entered into a clinical supply agreement contemporaneously with the MOU 2 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.3 million and $1.2 million as advance payments under license agreement in the consolidated balance sheet as of December 31, 2015 and 2014, respectively. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial in rheumatoid arthritis. Under the MOU 3, Daiichi Sankyo will be responsible for a minimum of 20% of the cost of an open label, safety extension study (“OLSES”) in rheumatoid arthritis. The Company also entered into a clinical supply agreement as part of the MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the clinical trial. Daiichi Sankyo will pre-pay these research and development costs quarterly, and they are recorded by the Company as advance payments in the consolidated balance sheet. The Company recognizes the advance payments as a reduction of research and development expense when the research and development activity has been performed.

As of December 31, 2015, $2.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.5 million was included in current liabilities and $1.3 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2014, $4.3 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.6 million was included in current liabilities and $2.7 million was included in non-current liabilities in the consolidated balance sheet.

The Company recognized in its consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $16.1 million, $7.1 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Under the terms of the agreement, the Company will conduct the development and the regulatory activities, and Baxalta will conduct the commercialization of the etanercept biosimilar product. In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, Baxalta made an upfront payment of $30.0 million to the Company. Additionally, the Company is eligible to receive up to $216.0 million in contingent payments composed of $96.0 million in clinical development payments and up to $120.0 million in regulatory milestone payments. If the cumulative development costs exceed the cumulative contingent payments, Baxalta will reimburse the Company for the excess cost as set forth in the agreement up to predetermined limits. Once the etanercept biosimilar product is commercialized, the Company is entitled to tiered royalties, based on the manufacturing cost as a percentage of net sales of licensed products, ranging from the mid-single digits to the high teens on a country-by-country basis. These royalties are subject to certain offsets and reductions.

The agreement has an initial term of ten years and contains provisions allowing Baxalta to renew the agreement for another three years on a country-by-country basis. Baxalta also has the right to terminate the agreement, in its entirety or on a country-by country basis, at any time if the development and/or commercialization is deemed to not be commercially viable, there are material safety, efficacy or patient tolerability issues that cannot be remedied or overcome, if aggregate expenses exceed certain thresholds or after the first commercial sale upon 18 month prior written notice.

The Company identified the following deliverables under the license agreement with Baxalta: 1) the transfer of intellectual property rights (license), (2) the obligation to provide research and development services including the manufacturing and supply of clinical product, and (3) the obligation to participate on various committees.

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that the license does not have standalone value to Baxalta without the Company’s technical expertise as it relates to the development of the product candidate and committee participation. Additionally, the license to Baxalta does not include the right to manufacture, or have manufactured the product during the development stage, or to conduct any process development activities. Therefore, the Company concluded that these deliverables represent a single unit of accounting under the multiple-element arrangement guidance.

The upfront payment of $30.0 million and clinical development payments of up to $96.0 million include $56.0 million of contingent payments that are intended to cover development related expenses incurred by the Company, but potentially reimbursable, in part, to Baxalta under certain limited circumstances. The Company concluded that the contingent payments that contain potentially reimbursable amounts to Baxalta are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. The amounts that are contingent payments also contain a claw-back feature that, in the event that the Company commercializes the etanercept biosimilar molecule in the U.S. without Baxalta, fifty percent (50%) of those contingent payments are refundable to Baxalta. Therefore, the Company will record the portion of the non-substantive contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxalta until the earlier of: (1) expiration or termination of the license agreement, which is ten years, or (2) the determination of the party to commercialize the molecule in the U.S. These amounts are included in the contingent liability to collaborator on the consolidated balance sheets. The portion of the non-substantive milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period of approximately three years. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of performance under the arrangement. The Company regularly evaluates the reasonableness of the estimated period of performance and revises the amortization of deferred revenue as deemed appropriate on a prospective basis.  On September 30, 2014 and December 31, 2014, the Company revised the period of performance extending the period of performance for two quarters and one quarter, respectively. On September 2015, the Company revised the period of performance extending the period to November 2017.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

In February 2014, the agreement was amended to increase the payment by $5.3 million therefore the Company is eligible to receive up to $221.3 million in contingent payments comprised of $101.3 million in clinical development payments, and up to $120.0 million in regulatory milestone payments.

In April 2015, the Company and Baxalta, entered into a second amendment (the “Second Amendment”) to the license agreement. Under the terms of the Second Amendment, a revised milestone payment structure totaling $130.0 million replaced certain existing milestone and funding obligations under the license agreement as originally executed. Therefore the Company is eligible to receive up to $335.3 million in contingent payments comprised of $215.3 million in clinical development payments, and up to $120.0 million in regulatory milestone payments.

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

If the Company commercializes CHS-0214, its etanercept biosimilar product, in the United States, the Company will be required to refund a portion of the milestone payments received from Baxalta as specified in the Second Amendment. A portion of each of the $130.0 million milestones would be subject to refund. The Company concluded that the payments that contain potentially reimbursable amounts to Baxalta are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. Therefore, the Company will record the portion of the contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxalta until the earlier to occur of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. This liability is included in the contingent liability to collaborator on the consolidated balance sheets. The portion of the milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period as there is no discernable pattern of performance under the arrangement.

Pursuant to the Second Amendment, the Company received a total of $100 million in milestone payments in 2015 which are subject to the 50% claw-back feature.  Therefore, the Company recorded $38.6 million as contingent liability to collaborator and $61.4 million as deferred revenue which is being amortized over the remaining estimated performance period using the straight line method.

The Second Amendment provides that Baxalta would purchase $10.0 million of the Company’s common stock. As a result, on September 10, 2015, the Company sold Baxalta an aggregate of 390,167 shares of common stock at $25.63 per share (the fair value of the common stock on the day of pricing, September 9, 2015) for aggregate gross proceeds of approximately $10.0 million (see Note 11).

As of December 31, 2015, $92.0 million of revenue was deferred under the arrangements with Baxalta, of which $48.0 million was included in current liabilities and $44.0 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2015, $66.3 million was recorded as contingent liability to collaborator in the consolidated balance sheet due to the potential refund to Baxalta.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

6.	Acquisition of InteKrin Therapeutics Inc.

On January 8, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all of the outstanding shares of InteKrin and its 82.5% majority owned subsidiary, InteKrin Russia. On February 12, 2014, the Company completed the acquisition of InteKrin (the “Merger”) for total consideration of $5.0 million. The acquisition was a related party transaction (see Note 15).

Prior to the Merger, InteKrin was a privately held, clinical-stage biopharmaceutical company focused on the development and commercialization of novel drugs for the treatment of immune diseases such as multiple sclerosis. InteKrin’s primary product candidate is CHS-131, which is in the clinical stage of development. Although CHS-131 is a small molecule and not a protein, its therapeutic focus area was complementary to the Company’s emerging multiple sclerosis biosimilar product pipeline which consists of broader level, central nervous system anti-inflammatory drug candidates. This in turn was complementary to the Company’s systemic focus on anti-inflammatory drug candidates with the anti-tumor necrosis factor (TNF) portfolio composed of etanercept and adalimumab biosimilars. Additionally, the acquisition of InteKrin was a strategic transaction to obtain funding from new investors.

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

The following table summarizes the original fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$2,335
Prepaid and other assets	107
Accounts payable and other current liabilities	(1,027)
In-process research and development	2,620
Goodwill	943
Total	$4,978

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

Intangible Asset — In-process Research and Development

The in-process research and development (“IPR&D”) consists of InteKrin’s CHS-131. The Company determined the fair value of the IPR&D based on the cost to recreate the asset to its current stage as the fair value is not determinable as a result of the lack of financial projections for this asset due to its early development stage. By applying this method, management estimated that $2.6 million of the acquisition consideration represents the fair value of the IPR&D. The IPR&D acquired through the InteKrin acquisition is treated as an indefinite-lived intangible asset and an annual impairment review is performed by management. As of December 31, 2015, there has been no impairment of this IPR&D.

Contingent Consideration

The contingent consideration is made up of two potential payments as discussed below.

Contingent Consideration — Earn-Out Payment: Upon completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, InteKrin’s stockholders could earn a minimal cash payment and 358,384 shares of the Company’s Series B convertible preferred stock upon the successful achievement of this objective. At the acquisition date, the Company expected the first

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

dosing to be completed in September 2014 and assigned a 75% success probability to the achievement and timing of this event. As such, at the acquisition date, the fair value of the contingent consideration related to this earn-out payment was determined to be $0.8 million. As of the consummation of the IPO in November 2014, such contingent consideration was payable by issuing shares of common stock rather than shares of Series B convertible preferred stock.

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

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for CHS-131 in multiple sclerosis patients, triggering the obligation to settle the contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders (see Note 3).

As of December 31, 2015, the fair value of this contingent consideration liability decreased to $1.2 million to reflect the Earn-Out Payment settlement in March 2015 and the updated fair value estimate of the Compound Transaction Payment. Accordingly $4.6 million was recognized as an expense in the consolidated statement of operations during the year ended December 31, 2015 (see Note 3).

Goodwill

Goodwill resulting from this acquisition comprises the excess of the purchase price over the fair value of the underlying net assets acquired and primarily represents the strategic relationship acquired with InteKrin’s investors. None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. As of December 31, 2015, there have been no such impairments.

Government Contract with the Russian Government

In 2012, InteKrin Russia, a subsidiary of InteKrin, was awarded a contract by the Ministry of Industry and Trade of the Russian Federation to perform scientific research and experimental development work for the treatment of multiple sclerosis and conducting its preclinical and clinical studies for a total aggregate amount of 147.9 million RUB ($2.6 million in US dollars as of December 31, 2014) which was expanded multiple years from 2012 to 2015. The contract amount related to the 2014 research period was expected to be 40.0 million RUB. Subsequent to the Company’s acquisition of InteKrin in February 2014, the Company received 12.0 million RUB and 28.0 million RUB in the first and fourth quarter of 2014, respectively.  These advance receipts of funding were deferred

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

until the Company met all the revenue recognition criteria in 2014.  The Company recognized revenue of 40.0 million RUB ($732,000 based on the exchange rate on the date the revenue was recognized) as other revenue in the consolidated statement of operations for the year ended December 31, 2014. The remaining amount available under the government contract for 2015 is 39.4 million RUB, of which 11.8 million RUB ($162,000) was received in the first quarter of 2015 and reflected as deferred revenue in the consolidated balance sheet as of December 31, 2015.

7.	Debt Obligations

From July 2013 to September 2013, the Company entered into convertible note agreements (the “Bridge Loans”) with various stockholders, employees and institutions for an aggregate principal amount of $10.0 million. The Bridge Loans accrued interest of 8% per annum and would mature on July 15, 2014. The principal and the accrued interest on the Bridge Loans were converted into 5,488,892 shares of Series C convertible preferred stock in May 2014 (see note 11).

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

The Bridge Loans redemption features were determined to be embedded derivatives requiring bifurcation and separate accounting. The fair value of the embedded derivative liability at issuance was determined to be $4.1 million. As a result of the fair value of the warrant debt discount reducing the debt to zero at the time of the issuance as discussed above, the estimated fair value of the derivative liability of $4.1 million was recognized within other income (expense), net, in the consolidated statement of operations and comprehensive loss and as a derivative liability on the consolidated balance sheet upon issuance. Changes in the fair value of the embedded derivative have also been recorded within other income (expense), net, in the consolidated statement of operations and comprehensive loss. The Company periodically remeasured the derivative liability to fair value.

In December 2013, following the receipt of the upfront license payment from Baxalta license agreement (see Note 5), the Company met the qualified licensing threshold (“QLT”). As a result, upon a change of control, a redemption feature related to the holders’ option to receive a cash payment in lieu of conversion into Series B convertible preferred stock was reduced from 400% to 100% of the outstanding principal, plus accrued interest and the associated embedded derivative liability was reduced to zero.

The Bridge Loans were collateralized by a security interest in all assets, tangible and intangible, of the Company, subject to a prior security interest of Cook on the Company’s property and equipment in Camarillo, California. Upon the issuance of Series C convertible preferred stock in May 2014, all security interests to the Company’s asserts, tangible and intangible, were released.

In May 2014, the Company completed an equity financing of Series C convertible preferred stock and, as a result, the Bridge Loans and related accrued interest of $10.6 million automatically converted into 1,058,089 shares of Series C convertible preferred stock based on the price per share paid by other investors in the financing. In connection with the extinguishment of the Bridge Loans, the Company reacquired the beneficial conversion feature. The intrinsic value of the beneficial conversion feature at the date of the Bridge Loans extinguishment was $3.9 million. This amount is reflected in additional paid in capital. The Company recorded a gain from the extinguishment of the debt in the amount of $2.0 million which is reflected in other income (expense), net in the consolidated statement of operations in the year ended December 31, 2014.

In addition, as the warrants could be exercised for Series B convertible preferred stock any time after achieving a QLT, which was met on December 9, 2013 and before the Series C convertible preferred stock financing, in April and May 2014, all holders of these warrants elected to fully exercise warrants for 4,279,620 shares of Series B convertible preferred stock.

During the years ended December 31, 2014 and 2013, the Company recognized total interest expense of $3.9 million and 4.8 million, respectively, related to the accrued interest and amortization of the debt discount.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of drug materials. As of December 31, 2015, the Company had a commitment of $14.5 million with CMOs for the manufacture of clinical trial material due within a year. The Company has an agreement with Medpace, Inc. (“Medpace”), a related party (see Note 15) and, a CRO, which provides for a minimum fee commitment of $35.0 million in the aggregate for clinical trial services; however, the agreement is cancelable without cause by either party upon 30 days prior notification. As of December 31, 2015, the Company has fulfilled the minimum fee commitment related to this agreement.

Facility Leases

The Company leases office spaces for its corporate headquarters in Redwood City, California and for laboratory facilities in Camarillo, California under operating lease agreements. On July 6, 2015, the Company entered into a new office lease (the “New Lease”) with Hudson 333 Twin Dolphin Plaza, LLC (the “Landlord”) to lease approximately 27,532 square feet of office space located in Redwood City, California (the “Premises”) for the Company’s new corporate headquarters. The Company leased office space located in Redwood City, California, pursuant to a lease dated September 26, 2011 (as amended, the “Current Lease”), which expired pursuant to the terms described below under “Amendment to Current Lease.” The New Lease commenced on December 1, 2015 and the Company moved into the new facility in December 2015.

The Company entered into the Seventh Amendment to the Current Lease (the “Seventh Amendment”) with its current landlord when the New Lease was entered into. The Seventh Amendment provided early termination of the Current Lease which was effective in December 2015 when the New Leased commenced.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. Provided that no default occurs under the terms of the New Lease, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to approximately $0.3 million as of the last day of the sixtieth full calendar month of the Lease Term. The Company has recorded the $0.8 million Letter of Credit in restricted cash, non-current within its consolidated balance sheet at December 31, 2015.

Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. The corporate headquarters new lease expires in November 2022, and the Camarillo laboratory lease expires in June 2017 with an option to extend for three years.

The future minimum lease payments for these facilities as of December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$1,692
2017	1,276
2018	1,669
2019	1,719
2020 and thereafter	5,315
Total minimum lease payments	$11,671

Rent expense was $1.8 million, $0.8 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. As of December 31, 2015, the Company is subject to one claim that is probable or reasonably possible and consequently has recorded a related liability of $50,000.

9.	Convertible Preferred Stock Warrants

2011 Warrants A

In January 2011, in conjunction with the issuance of the 2011 convertible note agreements, the Company issued warrants to purchase shares of its newly authorized shares of preferred stock upon a financing event (“2011 Warrants A”). In March 2011, as a result of the Series A convertible preferred stock financing event, the 2011 Warrants A became exercisable warrants to purchase 63,923 shares of Series A convertible preferred stock with an exercise price of $1.2503 per share. Immediately prior to the closing of the Company’s IPO in November 2014, all of the outstanding warrants were exercised, for cash or on a net cash basis for 62,251 shares of Series A convertible preferred stock resulting in cash proceeds of $55,000.

2011 Warrants B

From July to December 2011, the Company issued the 2011 Warrants B with an exercise price of $0.0167 per share in conjunction with the issuance of the 2011 convertible not agreements. In January 2012, as a result of the Series B convertible preferred stock financing event, the 2011 Warrants B became exercisable warrants to purchase 352,448 shares of Series B convertible preferred stock. In June 2012, warrants to purchase 57,347 of Series B preferred stock were exercised, resulting in cash proceeds of approximately $1,000. During April and May 2014, warrants to purchase 172,042 shares of Series B convertible preferred stock were cash exercised for $3,000 and the remaining outstanding warrants were exercised, for cash or on a net basis resulting in the issuance of 123,051 shares of Series B convertible preferred stock for $2,000 immediately prior to the closing of the Company’s IPO in November 2014.

2013 Warrants

From July to September 2013, the Company issued the 2013 Warrants with the exercise price of $0.0167 per share in conjunction with the issuance of the Bridge Loans (see Note 7). The estimated fair value of the 2013 Warrants at issuance was $13.6 million based on probability-weighted values of the warrants under the qualifying event scenarios. The Company recognized the fair value of the 2013 Warrants up to the total aggregate Bridge Loans of $10.0 million as the debt cannot be reduced to less than zero. The remaining $3.6 million of the total fair value of the 2013 Warrants was recognized immediately within other income (expense), net, in the consolidated statement of operations. In December 2013, following the receipt of the upfront license payment from the Baxalta license agreement (see Note 5), the Company met the QLT criteria. As a result, the 2013 Warrants became exercisable to purchase 4,279,620 shares of Series B convertible preferred stock. During April and May 2014, warrants to purchase 4,279,620 shares of Series B convertible preferred stock were exercised for $71,000.

The 2011 Warrants A, 2011 Warrants B and 2013 Warrants were classified as convertible preferred stock warrant liabilities and subject to remeasurement at each balance sheet date. The fair value of the convertible preferred stock warrants was determined based on Level 3 inputs. The Company determined the fair value of the warrants by allocating the Company’s equity value using a combination of the Probability-Weighted Expected Return Method (“PWERM”) and the Option-Pricing Method (“OPM”). The Company’s equity value was allocated among preferred stock, common stock, warrants and stock options expected to be outstanding at the expected future liquidity events based on the rights and preferences of each class. The OPM considers a distribution of future equity values based on the time to liquidity and the expected volatility in the total equity value. Inputs to the OPM include assumptions related to the fair value of the shares, the exercise price, expected volatility, expected term, risk-free interest rate, and the expected dividend yield. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly-traded companies. The estimated expected term was based on the estimated time to liquidity event. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The significant unobservable input used in the fair value measurement of the convertible preferred stock warrant liability is the fair value of the underlying preferred stock at

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

the valuation remeasurement date.  The PWERM considers specific future equity values based on knowledge of a potential transaction or IPO. The range of future equity values is probability-weighted and discounted at a risk-adjusted rate. Some of the valuations applied a combination of the two allocation methods to capture the fair value of the warrants. During 2014, the warrants were valued using the PWERM exclusively based on the expectation for an IPO in November 2014. The size of the IPO and the implied pre-money total equity values were used to support the warrants value. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the fair value measurement.

The change in the fair value of the convertible preferred stock warrant liability was recognized in other expense, net within the consolidated statements of operations. The net change in the fair value of the warrant liability was an increase of $15.9 million and an increase of $8.9 million for the years ended December 31, 2014 and 2013, respectively. The Company adjusted the liability for changes in fair value at the time of the exercise and then reclassified the liability to the respective series of preferred stock. Any remaining warrants outstanding immediately prior to the Company’s IPO in November 2014 were exercised, for cash or on a net basis, and the fair value of the warrants were recorded to the respective series of convertible preferred. As the result of all of the outstanding warrant exercises during 2014, the Company reclassified $1.0 million and $39.3 million to Series A and Series B preferred stock, respectively, reducing the preferred stock warrant liability to zero by December 31, 2014.

The following table sets forth a summary of the changes in the estimated fair value of the convertible preferred stock warrants for the year ended December 31, 2014 (in thousands):

December 31,
2014
Balance, beginning of year	$24,251
Warrants issued in connection with notes payable	—
Initial fair value of the warrants issued in excess of debt proceeds recognized in other income (expense), net	—
Warrants exercised	(40,150)
Change in fair value of convertible preferred stock warrant liability	15,899
Balance, end of year	$—

10.	Common Stock Warrants

In March 2014, the Company issued warrants to purchase 553,274 shares of common stock with the exercise price of $1.667 per share to two employees and one consultant for past services. The warrants were vested and exercisable upon issuance and would have expired at the earlier of: (i) March 28, 2024, (ii) an IPO or (iii) the consummation of a liquidation event. If the holders had not exercised these warrants prior to the closing of a liquidation event or the IPO, these warrants would have automatically been net exercised. The Company valued the warrants at $2.7 million using the Black-Scholes option-pricing model with the following assumptions on the date of grant: exercise price of $1.667 per share, fair value of the common stock of $5.73 per share, expected volatility of 93% and 96% for the employee and consultant warrants, respectively, risk-free interest rate of 1.74% and 2.73% for the employee and consultant warrants, respectively, expected terms of 5 and 10 years for the employee and consultant warrants, respectively, and dividend yield of zero. The grant date fair value per warrant share was $4.95 for employees and $5.42 for the consultant, resulting in warrant valuations of $2.6 million and $144,000 for the employees and consultant, respectively. Due to the immediate vesting and exercisability of the warrants upon issuance, the Company immediately recognized $1.3 million and $1.4 million of stock-based compensation in research and development expense and general and administrative expense, respectively, in the consolidated statement of operations.  In November 2014, all of the warrants outstanding to purchase common stock were net exercised, which resulted in the issuance of 491,580 shares of common stock upon the closing of the IPO.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Initial Public Offering

On November 6, 2014, the Company’s registration statement on Form S-1 (File No. 333-198936) relating to the IPO of its common stock was declared effective by the Securities and Exchange Commission (“SEC”) and the shares began trading on The NASDAQ Global Market on November 6, 2014. The price of the shares sold in the IPO was $13.50 per share. The IPO closed on November 12, 2014, pursuant to which the Company sold 6,803,702 shares of common stock, including the sale of 507,402 shares of common stock to the underwriters upon their partial exercise of their over-allotment option. The Company received total gross proceeds from the offering of $91.8 million, after deducting underwriting discounts and commissions of $6.4 million and offering expenses of $5.2 million, the net proceeds were $80.2 million. In connection with the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 21,316,519 shares of common stock, including 185,302 outstanding convertible preferred stock warrants were exercised, for cash or on a net basis. Also, all outstanding warrants for common stock were exercised, on a net basis, into 491,580 shares of common stock in connection with the IPO.

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

Private Placement with Baxalta

On September 10, 2015, the Company completed a private placement and entered into a Purchase Agreement with Baxalta. Pursuant to the Purchase Agreement, the Company sold Baxalta an aggregate of 390,167 shares of common stock for aggregate gross proceeds of approximately $10 million. The purchase price for each share was $25.63, which was equal to the closing trading price of the Company's common stock on the NASDAQ Global Market on the day of pricing, September 9, 2015. The securities sold and issued in connection with the private placement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Baxalta GmbH. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-3 (File No. 333-208625) with the SEC on December 18, 2015 for purposes of registering the resale of the shares. The Registration Statement on Form S-3 was declared effective by the SEC on January 21, 2016.

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

A summary of the Company’s non-vested restricted stock for the periods is as follows:

Number of Shares
Non-vested as of December 31, 2014	21,245
Vested	(21,245)
Non-vested as of December 31, 2015	—

The Company recognized stock-based compensation over the vesting term of four years based on the fair value of the common stock on the dates of issuance. The restricted common stock granted to an employee is valued using the Black-Scholes options pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, the Company remeasured the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes option-pricing model reflecting the remaining vesting period.

The stock-based compensation expense recorded related to the founder’s shares was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$9	$1,547	$227
General and administrative	—	4	1,054
	$9	$1,551	$1,281

2010 Stock Plan

In 2010, the Company adopted the 2010 Stock Plan (the “2010 Plan”) and granted options under this plan until November 2014 which is when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. The 2010 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants, and other service providers at prices not less than the fair value at the date of grant for incentive stock options and nonstatutory options. These options were granted to generally vest over four years, expire ten years from the date of grant, and are generally exercisable after vesting. Unvested options exercised are subject to the Company’s repurchase right that lapses as the options vest. As of December 31, 2015 and 2014, no shares were subject to repurchase under the 2010 Plan.

In November 2014, the board of directors adopted the Company’s 2014 Equity Incentive Award Plan (the “2014 Plan”) and any remaining unissued shares available under the 2010 Plan were transferred into the 2014 Plan. As such, no more options may be issued under the 2010 Plan.

As of December 31, 2015, a total of 4,560,904 shares of common stock are subject to options outstanding under the 2010 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

The following table sets forth the summary of option activities under the 2014 and 2010 Plans:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Balances at December 31, 2014	2,652,500	5,770,307	$2.909
Authorized	1,330,319	—	—
Granted - at fair value	(3,217,313)	3,217,313	28.020
Exercised	—	(861,137)	1.660
Forfeited	317,641	(317,641)	15.066
Balances at December 31, 2015	1,083,147	7,808,842	$12.898

Additional information related to the status of options as of December 31, 2015 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	7,808,842	$12.898	8.27	$94,220
Options vested and expected to vest	7,747,817	$12.839	8.26	$93,860
Options vested and exercisable	3,054,854	$4.956	7.34	$56,696

Valuation of Awards Granted to Employees

The Company estimated the fair value of each stock award on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value options granted to employees under the Plan during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.00	6.50	5.51
Expected volatility	78%	99%	108%
Risk-free interest rate	1.62%	2.05%	1.23%
Expected dividend yield	0%	0%	0%

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

The stock-based compensation expense recorded related to options granted to employees was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$6,460	$1,580	$431
General and administrative	8,289	3,934	309
	$14,749	$5,514	$740

During the years ended December 31, 2015, 2014 and 2013, the total estimated fair value of the options vested was $14.6 million, $4.2 million and $0.7 million, respectively and the estimated weighted-average grant-date fair value of options granted was $18.42, $6.65 and $1.88 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $0.4 million and $0, respectively.

As of December 31, 2015, total unrecognized stock-based compensation expenses related to unvested employee stock options was $55.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.15 years.

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

Nonemployees Stock-Based Compensation

The Company granted 198,750, 113,913 and 74,983 stock options to purchase shares of common stock to nonemployees during the years ended December 31, 2015, 2014 and 2013. The weighted-average exercise price of the options granted in 2015, 2014 and 2013 was $ 26.51, $4.42 and $1.42 per share, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense related to options granted to nonemployees of $2.0 million, $1.3 million and $24,000, respectively. The Company remeasures the fair value of the unvested nonemployee options at each period using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the options.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	0.70	(1.65)	3.97
Permanent items	(1.25)	(10.80)	(12.40)
Research and development credit	2.46	3.11	4.53
Net operating loss	(0.01)	0.01	—
InteKrin purchase price allocation	—	0.73	—
Other	0.09	0.02	—
Change in valuation allowance	(35.99)	(25.42)	(30.10)
Effective income tax rate	—%	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$91,334	$34,463
Research and development credits	12,980	6,032
Depreciation and amortization	778	854
Stock-based compensation	5,111	1,428
Other accruals	2,236	940
Deferred revenue	23,237	12,762
Gross deferred tax assets	135,676	56,479
In-process research and development	(891)	(892)
Gross deferred tax liabilities	(891)	(892)
Total net deferred tax asset	134,785	55,587
Less valuation allowance	(134,785)	(55,587)
Net deferred tax assets	$—	$—

The valuation allowance increased $79.2 million, $22.1 million and $16.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $281.6 million, which will start to expire beginning in 2031, and various state net operating loss carryforwards of approximately $94.8 million, which have various expiration dates beginning in 2031. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2015, the Company had federal research and development credit carryforwards of approximately $15.1 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $5.2 million, which can be carried forward indefinitely.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its deferred tax assets will not be realized, and therefore, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015 and 2014.

At December 31, 2015, the portion of the federal net operating loss carryforwards related to stock option deductions is approximately $21.7 million, which is not included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, the tax effect of the stock option benefit of approximately $7.4 million will be recorded to equity when they reduce cash taxes payable in the future.

The Company files U.S, California, and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$3,816	$749	$73
Additions based on tax positions related to current year	3,633	861	319
Additions for tax positions of prior years	3,156	2,206	357
Balance at end of year	$10,605	$3,816	$749

As of December 31, 2015 and 2014, the Company had approximately $10.6 million and $3.8 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

14.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to Coherus	$(223,260)	$(87,133)	$(53,635)
Denominator:
Weighted-average common shares outstanding	37,125,617	8,520,100	4,828,214
Less: weighted-average unvested common shares subject to repurchase (1)	(3,609)	(333,571)	(1,496,194)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	37,122,008	8,186,529	3,332,020
Net loss per share attributable to Coherus, basic and diluted	$(6.01)	$(10.64)	$(16.10)

(1)	Shares were excluded as such shares represent restricted common stock (founders’ shares) which is vesting contingently upon the holders’ continued services to the Company.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of December 31,
	2015	2014	2013
Stock options outstanding	7,808,842	5,770,307	3,047,396
Convertible preferred stock	—	—	9,153,906
Convertible preferred stock warrants	—	—	4,638,644
Total	7,808,842	5,770,307	16,839,946

In addition, 358,384 shares of common stock contingently issuable upon the successful achievement of an objective associated with contingent consideration payable to former InteKrin stockholders have been excluded from the calculation of diluted net loss per share attributable to Coherus for the year ended December 31, 2014. On March 6, 2015, the contingent issuable shares were settled (see Note 3).

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

Daiichi Sankyo

In January 2012, Company entered into a license agreement with Daiichi Sankyo (see Note 5), under which the Company issued 2,867,426 shares of Series B convertible preferred stock. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity. Upon the consummation of the Company’s IPO, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore, as of November 2014, Daiichi Sankyo was no longer considered a related party. As a result, the consolidated balance sheets as of December 31, 2015 and 2014 no longer reflects these balances as related party amounts, and the consolidated statement of operations for the year ended December 31, 2015 does not reflect any transactions with Daiichi Sankyo as related party. For the years ended December 31, 2014 and 2013, the Company recognized related party transactions of $1.9 million and $2.0 million as collaboration and license revenue–related party in the Company’s consolidated statements of operations, respectively. In addition, the Company recognized $7.1 million and $1.3 million as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. As a result, the consolidated balance sheets as of December 31, 2015 and 2014 no longer reflects these balances as related party amounts, and the consolidated statement of operations for the year ended December 31, 2015 no longer reflect transactions with Cook as related party transactions. For the years ended December 31, 2014 and 2013, the Company recognized $4.5 million and $6.1 million, respectively, of services rendered by Cook within research and development in the consolidated statements of operations.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As of December 31, 2015, the Company had $10.9 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.5 million in accounts payable–related parties, and $6.1 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. As of December 31, 2014, the Company had $6.0 million in prepaid assets (prepaid clinical, material,  manufacturing and other–related parties), $1.9 million in accounts payable–related parties, and $3.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $42.5 million, $24.1 million and $4.7 million during years ended December 31, 2015, 2014 and 2013, respectively, for services rendered by Medpace within research and development expense in the consolidated statements of operations. Additionally, the Company recognized $0.5 million of interest expense for the year ended December 31, 2013 associated with extended payment arrangement with Medpace. The Company also has an agreement with Medpace which provides for a minimum fee commitment of $35.0 million for clinical trial services which is further discussed in Note 8. As of December 31, 2015, the Company has fulfilled the minimum fee commitment related to this agreement.

Recruiting Services

One member of the Company’s board of directors is the chief executive officer of a company that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of December 31, 2014, the Company had $90,000 in accounts payable-related parties reflected on the Company’s consolidated balance sheet. As of December 31, 2015, there were no such balances in the Company’s consolidated balance sheet. The Company recorded in research and development expense in its consolidated statements of operations, $258,000, $241,000 and $35,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its consolidated statements of operations, $559,000, $597,000 and $18,000 for the year ended December 31, 2015, 2014 and 2013, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Company’s board of directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share (see Note 9). In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock (see Note 7). For the years ended December 31, 2014 and 2013, the Company recognized $2.7 million and $3.3 million, respectively, of interest expense related to the debt and the amortization of the debt discount in the Company’s consolidated statements of operations.

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

Other Assets – Related Party

In December 2014, the Company entered into an agreement with an officer of the Company, in which the officer irrevocably transferred his rights to a certain number of shares with an aggregate value of $1.7 million. This amount is reflected in the Company’s consolidated balance sheet at December 31, 2014 as “other assets-related party”. This transaction was settled in July 2015.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

16.	Subsequent Events

In February 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% senior convertible notes due 2022 (“the Notes”). These Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. The Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of the Company’s common stock over the 15 trading days preceding the date the notes were issued), subject to adjustment in certain events. After March 31, 2020, the full amounts of the Notes not previously converted are redeemable for cash at the Company’s option if the last reported sale price per share of the Company’s common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sends notice of such redemption to the holders of the Notes. Upon conversion of the Notes by a holder, the holder will receive shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share. At maturity or redemption, if not earlier converted, the Company will pay 109% of the par value of the Notes, together with accrued and unpaid interest, in cash.

The holders of the Notes are Healthcare Royalty Partners III, L.P., which holds $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million.

17.	Supplementary Data – Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the quarters ended December 31, 2015 and 2014:

	2015 Quarter End
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenue	$5,810	$6,866	$7,167	$10,198
Total operating expenses	42,558	65,761	78,384	62,405
Net loss	(40,839)	(59,034)	(71,485)	(52,580)
Net loss attributable to Coherus	(40,725)	(58,810)	(71,334)	(52,391)
Net loss per share attributable to Coherus, basic and diluted	(1.22)	(1.56)	(1.86)	(1.35)

	2014 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$3,596	$4,965	$16,052	$6,493
Total operating expenses	17,357	22,903	22,475	33,053
Net loss	(25,170)	(25,070)	(7,914)	(29,023)
Net loss attributable to Coherus	(25,170)	(24,957)	(7,872)	(29,134)
Net loss per share attributable to Coherus, basic and diluted	(6.04)	(5.96)	(1.79)	(1.47)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coherus BioSciences, Inc.

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Coherus BioSciences Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Coherus BioSciences Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coherus BioSciences Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Coherus BioSciences, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Redwood City, California

February 29, 2016

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Not applicable.

PART III

Certain information required by PART III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

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

COHERUS BIOSCIENCES, INC.

Date: February 29, 2016	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer (Principal Executive Officer)

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

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	February 29, 2016

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	February 29, 2016

/s/ Christos Richards Christos Richards	Director	February 29, 2016

/s/ Ali J. Satvat Ali J. Satvat	Director	February 29, 2016

/s/ August J. Troendle, M.D. August J. Troendle, M.D.	Director	February 29, 2016

/s/ Mats Wahlström Mats Wahlström	Director	February 29, 2016

/s/ Mary T. Szela Mary T. Szela	Director	February 29, 2016

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated as of September 10, 2015, by and between Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	4.1

4.3	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.4	Third Amended and Restated Investor Rights Agreement, dated as of May 9, 2014 by and among Coherus BioSciences, Inc. and certain investors named therein.	S-1	9/25/2014	4.3

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2(a)†	License Agreement, effective August 30, 2013, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1/A	10/20/2014	10.2(a)

10.2(b)†	First Amendment to License Agreement, effective February 7, 2014, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.2(b)

10.3†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.4†	Non-Exclusive License Agreement, effective July 10, 2013, by and between Genentech, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.4

10.5†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.6†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.7	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.8(a)	Office Lease, effective September 26, 2011, by and between CA-Towers at Shores Center Limited Partnership and BioGenerics, Inc.	S-1	9/25/2014	10.8(a)

10.8(b)	First Amendment to the Office Lease, effective May 17, 2012, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(b)

10.8(c)	Second Amendment to the Office Lease, effective September 11, 2013, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(c)

10.8(d)	Third Amendment to the Office Lease, effective February 4, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(d)

10.8(e)	Fourth Amendment to the Office Lease, effective May 1, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	S-1	9/25/2014	10.8(e)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.8(f)	Fifth Amendment to the Office Lease, effective December 10, 2014, by and between CA-Towers at Shores Center Limited Partnership and Coherus BioSciences, Inc.	8-K	12/11/2014	10.1

10.9(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.9(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.10(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.11(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.11(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.11(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.12#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.13#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.14#	Separation Agreement, effective June 30, 2014, by and between Stephen C. Glover and Coherus BioSciences, Inc.	S-1	9/25/2014	10.14

10.15†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.16(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.16(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.16(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.16(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.16(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.17(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.17(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.17(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.17(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.18†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.1

10.19(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.19(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.20	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.21	Seventh Amendment to the Office Lease, effective July 6, 2015 by and between Hudson Towers at Shore Center, LLC, successor in interest to CA-Towers at Shores Center Limited Partnership, and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.2

10.22	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.23	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.24	Stock Purchase Agreement dated as of September 10, 2015 by and among Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	10.1

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.