Form 10-Q
period 2016-03-31
Coherus BioSciences, Inc.
filed 2016-05-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2016, 39,141,521 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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
•

our expectation that our existing capital resources together with funding we expect to receive under our license agreements with Daiichi Sankyo Company, Limited and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, together Baxalta, and additional projected license agreements, will be sufficient to fund our operations for at least the next 12 months;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,558	$158,226
Restricted cash	60	60
Receivables from collaboration and license agreement	1,195	1,560
Prepaid assets (includes related parties of $6,891 and $10,901 as of March 31, 2016 and December 31, 2015, respectively)	25,985	34,743
Other assets	4,785	2,797
Total current assets	211,583	197,386
Property and equipment, net	10,296	10,504
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	9	146
Total assets	$226,236	$212,384
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,904	$25,948
Accounts payable - related parties	3,494	3,548
Accrued liabilities (includes related parties of $6,256 and $6,122 as of March 31, 2016 and December 31, 2015, respectively)	19,279	24,133
Advance payments under license agreement	970	1,330
Deferred revenue	49,633	49,621
Contingent consideration	1,435	1,245
Other liabilities	205	193
Total current liabilities	92,920	106,018
Deferred revenue, non-current	32,973	45,338
Convertible notes	74,492	—
Convertible notes - related parties	24,831	—
Contingent liability to collaborator	66,255	66,255
Other liabilities, non-current	1,643	1,702
Total liabilities	293,114	219,313
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	409,812	404,175
Accumulated other comprehensive loss	(449)	(401)
Accumulated deficit	(475,373)	(409,985)
Total Coherus stockholders' deficit	(66,006)	(6,207)
Non-controlling interest	(872)	(722)
Total stockholders' deficit	(66,878)	(6,929)
Total liabilities and stockholders’ deficit	$226,236	$212,384

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Collaboration and license revenue	$12,359	$5,810
Total revenue	12,359	5,810
Operating expenses:
Research and development (includes related party of $13,262 and $11,481 for the three months ended March 31, 2016 and 2015, respectively)	65,313	36,467
General and administrative (includes related party of $0 and $66 for the three months ended March 31, 2016 and 2015, respectively)	11,398	6,091
Total operating expenses	76,711	42,558
Loss from operations	(64,352)	(36,748)
Interest expense (includes related party of $209 and $0 for the three months ended March 31, 2016 and 2015, respectively)	(837)	—
Other expense, net	(349)	(4,091)
Net loss	(65,538)	(40,839)
Net loss attributable to non-controlling interest	150	114
Net loss attributable to Coherus	$(65,388)	$(40,725)
Net loss per share attributable to Coherus, basic and diluted	$(1.67)	$(1.22)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	39,095,975	33,377,298

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(65,538)	$(40,839)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(48)	(123)
Comprehensive loss	(65,586)	(40,962)
Comprehensive loss attributable to non-controlling interest	150	114
Comprehensive loss attributable to Coherus	$(65,436)	$(40,848)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(65,538)	$(40,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	232
Remeasurement of contingent consideration	190	4,214
Non-cash interest expense (income) from amortization of debt discount (receivable)	107	(22)
Provision for other receivables	(1,300)	—
Stock-based compensation expense	5,318	2,182
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	365	402
Prepaid assets	8,776	—
Other assets	(668)	389
Other assets, non-current	86	(769)
Accounts payable	(6,797)	3,027
Accounts payable - related parties	(54)	1,703
Accrued and other liabilities	(4,735)	1,944
Deferred revenue	(12,365)	(5,512)
Advance payments under license agreements	(360)	-
Other liabilities, non-current	(58)	(13)
Net cash used in operating activities	(76,316)	(33,062)
Investing activities
Purchases of property and equipment	(2,148)	(1,313)
Net cash used in investing activities	(2,148)	(1,313)
Financing activities
Proceeds from issuance of convertible notes	75,000	—
Proceeds from issuance of convertible notes - related parties	25,000	—
Convertible notes issuance costs	(455)	—
Proceeds from issuance of common stock upon exercise of stock options	298	168
Payments of initial public offering costs	—	(855)
Payments of follow-on offering costs	—	(42)
Net cash provided by (used in) financing activities	99,843	(729)
Effect of exchange rate changes in cash and cash equivalents	(47)	(152)
Net increase in cash and cash equivalents	21,332	(35,256)
Cash and cash equivalents at beginning of period	158,226	150,392
Cash and cash equivalents at end of period	$179,558	$115,136

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, “our” or “us”) is a late-stage clinical biologics platform company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company operates in one segment.

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, the Company completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.). Although it did not meet the PK AUC bioequivalence endpoint due to low, anomalous PK profile in the first period Neulasta group, this study will be included in the planned filing of a biologics license application (BLA) in the U.S. as it met all the other co-primary endpoints, including the PD endpoints. In February 2016, an immunogenicity study in healthy volunteers pursuant to this BLA met its primary endpoints and the Company initiated a follow-on PK/PD study, which is expected to read-out late in the first half of 2016. The Company expects to file a BLA in the U.S. directly thereafter.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. The Company completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. The Company expects that results from these trials, combined with data from its Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016.  The Company has retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

The Company’s second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. The Company initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. The Company initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016.

Need to Raise Additional Capital

As of March 31, 2016, the Company had an accumulated deficit of $475.4 million and cash and cash equivalents of $179.6 million. In February 2016, we issued and sold $100.0 million aggregate principal amount of 8.2% senior convertible notes due March 31, 2022 (see Note 6). The Company believes that its current available cash and cash equivalents, together with funding it expects to receive under its license agreements with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund its planned expenditures under its 2016 budget and meet the Company’s obligations through at least the next twelve months. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of March 31, 2016: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, contingent consideration, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, were a net loss of $264,000 and a net gain of $91,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$12,005	$5,313
Rest of world	354	497
Total revenue	$12,359	$5,810

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended
	March 31,
	2016	2015
Baxalta	97%	91%

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

Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. A milestone is defined as an event that can only be achieved based on the Company’s performance where there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones under accounting guidance. The Company’s evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The

Company’s other comprehensive loss includes foreign currency translation adjustments for the three months ended March 31, 2016 and 2015.

Net Loss per Share Attributable to Coherus

Basic net loss per share attributable to Coherus is calculated by dividing the net loss attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss per share by the weighted average number of common shares outstanding for the period plus any dilutive potential common shares outstanding for the period determined using the treasury stock method for options to purchase common stock and using the if-converted method for the convertible notes. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive for all periods presented. Shares of founders’ common stock subject to repurchase are excluded from the calculation of weighted average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). Under the amendments in ASU 2015-14, the FASB deferred the effective date of ASU 2014-09 for public business entities to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company may adopt the new standard under the full retrospective method or the modified retrospective method. The Company is currently evaluating the method and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-9 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2017, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-9 will have on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (ASU 2016-10). The amendments in this update clarify the following two aspects:  identifying performance obligations and clarifying the licensing implementation guidance.   The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09.  The Company is currently evaluating the impact that the adoption of ASU 2016-10 will have on its consolidated financial statements and related disclosures.

As of January 1, 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU 2015-03 requires retrospective application. ASU 2015-03 is limited to the presentation of debt issuance costs applied retrospectively to all prior periods presented in the consolidated financial statements and does not affect the recognition and measurement of debt issuance costs.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$179,403	$179,403	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$180,248	$180,248	$—	$—
Liabilities:
Contingent consideration	$1,435	$—	$—	$1,435

	Fair Value Measurements
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$157,784	$157,784	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$158,629	$158,629	$—	$—
Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245

There were no transfers between Level 1 and Level 3 during the periods presented.

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon the achievement of certain events specified in the agreements. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The InteKrin purchase agreement provides for contingent consideration to be paid upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for INT-131 ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for CHS-131 in multiple sclerosis patients, triggering the obligation to settle the first contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net in the condensed consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance related to the Earn-Out Payment to equity.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 7% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow.  The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  The change in the fair value of the Compound Transaction Payment was recognized in other expense, net within the condensed consolidated statement of operations of $190,000 and $75,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2015	$1,245
Change in fair value of the contingent consideration liability	190
Balance as of March 31, 2016	$1,435

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid clinical, material, manufacturing and other - related parties (see Note 10)	$6,891	$10,901
Prepaid clinical, material and manufacturing	16,320	21,191
Prepaid other	2,774	2,651
Prepaid assets	$25,985	$34,743

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Machinery and equipment	$8,159	$7,809
Computer equipment and software	1,374	1,276
Furniture and fixtures	578	596
Leasehold improvements	4,050	4,343
Total property and equipment	14,161	14,024
Accumulated depreciation and amortization	(3,865)	(3,520)
Property and equipment, net	$10,296	$10,504

Depreciation and amortization expense was $717,000 and $232,000 for the three months ended March 31, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Accrued clinical, manufacturing and other - related parties (See Note 10)	$6,256	$6,122
Accrued clinical and manufacturing	8,318	11,681
Accrued compensation	2,664	4,666
Accrued professional and consulting fees	697	446
Accrued other	1,344	1,218
Accrued liabilities	$19,279	$24,133

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Baxalta	$12,005	$5,313
Daiichi Sankyo	354	497
Total collaboration and license revenue	$12,359	$5,810

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

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical in rheumatoid arthritis. Under the MOU 3, Daiichi Sankyo will be responsible for a minimum of 20% of the cost of an open label, safety extension study (“OLSES”) in rheumatoid arthritis. The Company also entered into a clinical supply agreement as part of the MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the clinical trial. Daiichi Sankyo will pre-pay these research and development costs quarterly, for which the Company records as advance payments under license agreement in the condensed consolidated balance sheet. The Company recognizes the advance payments as a reduction of research and development expense when the research and development activity has been performed.

As of March 31, 2016, $2.4 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.4 million was included in current liabilities and $1.0 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2015, $2.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.5 million was included in current liabilities and $1.3 million was included in non-current liabilities in the condensed consolidated balance sheet

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $1.1 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Baxalta

In August 2013, the Company entered into a license agreement with Baxalta (then Baxter International, Inc.), to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations. Under the terms of the license agreement, the Company will conduct the development and the regulatory activities, and Baxalta will conduct the commercialization of the etanercept biosimilar product.

In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, Baxalta made an upfront payment of $30.0 million to the Company. Additionally, the Company was eligible to receive up to $216.0 million in contingent payments composed of $96.0 million in clinical development payments and up to $120.0 million in regulatory milestone payments.  In February 2014, the agreement was amended to increase the payment by $5.3 million. Therefore, the Company became eligible to receive up to $221.3 million in contingent payments comprised of $101.3 million in clinical development payments and up to $120.0 million in regulatory milestone payments. As of December 31, 2014, the Company received a total of $85.3 million in clinical development payments.

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

If the Company commercializes CHS-0214, its etanercept biosimilar product, in the United States, the Company will be required to refund a portion of the milestone payments received from Baxalta as specified in the Second Amendment. A portion of each of the $130.0 million milestone payments would be subject to refund. The Company concluded that the payments that contain potentially reimbursable amounts to Baxalta are not for substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. Therefore, the Company will record the portion of the contingent payment that contains the claw-back feature as a liability for the potential reimbursement of such funds to Baxalta until the earlier to occur of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. This liability is included in the contingent liability to collaborator on the condensed consolidated balance sheets. The portion of the milestone payment that does not contain the claw-back feature will be recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of performance under the arrangement.

Pursuant to the Second Amendment, the Company received a total of $100.0 million in milestone payments in 2015 which are subject to the 50% claw-back feature.  Therefore, the Company recorded $38.6 million as contingent liability to collaborator and $61.4 million as deferred revenue which is being amortized over the remaining estimated performance period using the straight line method.

As of March 31, 2016, $80.0 million of revenue was deferred under the arrangements with Baxalta, of which $48.0 million was included in current liabilities and $32.0 million was included in non-current liabilities in the condensed consolidated balance sheet. As of March 31, 2016, $66.3 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxalta in the future.

As of December 31, 2015, $92.0 million of revenue was deferred under the arrangements with Baxalta, of which $48.0 million was included in current liabilities and $44.0 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2015, $66.3 million was recorded as contingent liability to collaborator in the condensed consolidated balance sheet due to the potential refund to Baxalta.

6.	Convertible Notes

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “Convertible Notes”) and received total net proceeds of approximately $99.2 million, after deducting issuance costs of $0.8 million.  The Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, which commenced on March 31, 2016, and mature on March 31, 2022, unless earlier converted, redeemed or repurchased. If the Company fails to satisfy certain registration or reporting requirements, then additional interest will accrue on the Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the Convertible Notes mature or are repurchased or redeemed by the Company.

The Convertible Notes were issued to Healthcare Royalty Partners III, L.P., for $75.0 million in aggregate principal amount, and to three related party investors, KKR Biosimilar L.P., MX II Associates LLC, and KMG Capital Partners, LLC, for $20.0 million, $4.0 million, and $1.0 million, respectively, in aggregate principal amount.

The Convertible Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding March 31, 2022 at the initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $22.35 per share, and is subject to adjustment in certain events. Upon conversion of the Convertible Notes by a holder, the holder will receive shares of the Company’s common stock together, if applicable, with cash in lieu of any fractional share.

The Convertible Notes are redeemable in whole, and not in part, at the Company’s option on or after March 31, 2020, if the last reported sale price per share of common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sends notice of such redemption to the holders of the Convertible Notes. At maturity or redemption, if not earlier converted, the Company will pay 109% of the principal amount of the Convertible Notes maturing or being redeemed, together with accrued and unpaid interest, in cash.

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes.  These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions.  As of March 31, 2016, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The Company granted the holders of the Convertible Notes certain registration rights requiring the Company to register, under the Securities Act of 1933, as amended, the resale of the shares of common stock issuable upon conversion or settlement of the Convertible Notes.

The following table summarizes information about the components of the Convertible Notes as of March 31, 2016 (in thousands):

March 31,
2016
Principal amount of the Convertible Notes	$81,750
Unamortized debt discount and debt issuance costs	(7,258)
Convertible Notes	$74,492

Principal amount of the Convertible Notes - related parties	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,419)
Convertible Notes - related parties	$24,831
Total Convertible Notes	$99,323

The carrying value of the Company’s Convertible Notes approximates fair value at March 31, 2016.

The following table presents the components of interest expense for the three months ended March 31, 2016 (in thousands):

Three Months Ended
March 31,
2016
Stated coupon interest	$547
Accretion of debt discount and debt issuance costs	80
Interest expense	$627
Stated coupon interest - related parties	$182
Accretion of debt discount and debt issuance costs - related parties	27
Interest expense - related parties	$209
Total interest expense	$836

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $9.7 million as of March 31, 2016, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 6.0 years. The annual effective interest rate is 9.48% for the Convertible Notes.

Future payments on the Convertible Notes as of March 31, 2016 are as follows (in thousands):

Year ending December 31,
Remainder of 2016	$6,150
2017	8,200
2018	8,200
2019	8,200
2020	8,200
2021 and thereafter	119,250
Total minimum payments	158,200
Less amount representing interest	(49,200)
Convertible Notes, gross	109,000
Less debt discount and debt issuance costs on Convertible Notes	(9,677)
Net carrying amount of Convertible Notes	$99,323

7.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of March 31, 2016, the Company had a commitment of $9.8 million with CMOs for the manufacture of clinical trial material due within a year.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. The Company is subject to one claim that is probable or reasonably possible and consequently recorded a related liability of $50,000 in 2015.

8.	Stock-Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under our founders’ shares agreements (such shares, the “Founders’ Shares”). As of March 31, 2016, all shares were fully vested and there were no shares subject to repurchase. The Company recognized stock-based compensation expense within its condensed consolidated statement of operations of $0 and $6,000 for the three months ended March 31, 2016 and 2015, respectively, related to shares of common stock granted pursuant to the Founders’ Shares agreements.

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$2,520	$1,176
General and administrative	2,798	1,000
	$5,318	$2,176

9.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss attributable to Coherus	$(65,388)	$(40,725)
Denominator:
Weighted-average common shares outstanding	39,095,975	33,390,930
Less: weighted-average unvested common shares subject to repurchase (1)	—	(13,632)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	39,095,975	33,377,298
Net loss per share attributable to Coherus, basic and diluted	$(1.67)	$(1.22)

(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding potentially dilutive securities consisting of stock options and the shares issuable upon conversion of the Convertible Notes are considered to be potential shares but are excluded from the calculation of diluted net loss per share because their effect would be antidilutive:

	March 31,
	2016	2015
Stock options outstanding	8,110,487	6,154,625
Shares issuable upon conversion of Convertible Notes	4,473,871	—
Total	12,584,358	6,154,625

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As March 31, 2016, the Company had $6.9 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.5 million in accounts payable–related parties, and $6.3 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2015, the Company had $10.9 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.5 million in accounts payable–related parties, and $6.1 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $13.1 million and $11.5 million during the three months ended March 31, 2016 and 2015, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors was the chief executive officer of a company that provided recruiting services to the Company. As of March 31, 2016, the Company had $22,000 in accounts payable-related parties on the Company’s condensed consolidated balance sheet. As of December 31, 2015, there were no such balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $131,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $0 and $66,000 for the three months ended March 31, 2016 and 2015, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

11.	Subsequent Event

On May 6, 2016, the Company received a $30.0 million milestone payment from Baxalta, pursuant to the Second Amendment. The milestone payment relates to the completion of the last patient follow-up visit in both Phase 3 clinical studies for CHS-0214, the Company’s etanercept biosimilar candidate.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on February 29, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, we completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study for CHS-1701 in the United States (U.S.). Although it did not meet the PK AUC bioequivalence endpoint due to low, anomalous PK profile in the first period Neulasta group, this study will be included in the planned filing of a biologics license application (BLA) in the U.S. as it met all the other co-primary endpoints, including the PD endpoints. In February 2016, an immunogenicity study in healthy volunteers pursuant to this BLA met its primary endpoints and we initiated a follow-on PK/PD study, which is expected to read-out late in the first half of 2016. We expect to file a BLA in the U.S. directly thereafter.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate for which we have partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), to develop and commercialize in key markets outside of the United States. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. We expect that results from these trials, combined with data from our Phase 1 studies, will support the expected filing of a marketing application in Europe and Japan in 2016. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. We initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. We initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $65.5 million and $40.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $475.4 million.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% senior convertible notes due 2022 (“the Convertible Notes”). These Convertible Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. If we fail to satisfy certain registration or reporting requirements, then additional interest will accrue on the Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The holders of the Convertible Notes are Healthcare Royalty Partners III, L.P. and three of its related entities, which hold $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates

LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million. The Convertible Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the Convertible Notes were issued), subject to adjustment in certain events. Upon conversion of the Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. After March 31, 2020, the full amount of the Convertible Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the Convertible Notes. At maturity or redemption, if not earlier converted, we will pay 109% of the principal amount of the Convertible Notes, together with accrued and unpaid interest, in cash.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding Convertible Notes and associated non-cash interest related to the accretion of the debt discount and debt issuance costs during the three-month period ended March 31, 2016.

Other Expense, Net

Other income (expense), net for the three-month periods ended March 31, 2016 and 2015 consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. In March 2015, the contingent consideration related to the Earn-Out Payment which was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an on-going basis, we evaluate our critical accounting policies and estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or condition.

There have been no significant changes to our accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 29, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (“ASU 2015-14”). Under the amendments in ASU 2015-14, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We are currently evaluating the method and the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-2 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-9 is effective for our interim and annual reporting periods during the year ending December 31, 2017, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-9 will have on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing (ASU 2016-10). The amendments in this update clarify the following two aspects:  identifying performance obligations and clarifying the licensing implementation guidance. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09.  We are currently evaluating the impact that the adoption of ASU 2016-10 will have on our consolidated financial statements and related disclosures.

As of January 1, 2016, we adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU 2015-03 requires retrospective application. ASU 2015-03 is limited to the presentation of debt issuance costs applied retrospectively to all prior periods presented in the consolidated financial statements and does not affect the recognition and measurement of debt issuance costs.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Collaboration and License Revenue

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Baxalta	$12,005	$5,313	$6,692
Daiichi Sankyo	354	497	(143)
Total collaboration and license revenue	$12,359	$5,810	$6,549

Collaboration and license revenue for the three months ended March 31, 2016 was $12.4 million compared to $5.8 million for the same period in 2015, an increase of $6.5 million.  The increase is primarily due to revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Research and Development Expenses

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Research and development	$65,313	$36,467	$28,846

Research and development expenses for the three months ended March 31, 2016 were $65.3 million compared to $36.5 million for the same period in 2015, an increase of $28.8 million. The increase in research and development expenses was primarily due to:

•	an increase of $15.6 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•

an increase of $1.9 million in costs incurred for CHS-0214 due to fully enrolling and completing Phase 3 clinical studies, which includes a decrease of $0.3 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $5.2 million to advance other product candidates in our pipeline;
•

an increase of $2.5 million in personnel, consulting and other related expenses and $1.3 million in stock-based compensation due to a net increase of approximately 30 employees, annual salary increases and additional stock options granted since the first quarter of 2015;

•	an increase of $1.0 million related to initiating and completing two BLA-enabling studies for CHS-1701;
•	an increase of $0.9 million in facilities, supplies and materials and other infrastructure to support our research and development growth; and
•	an increase of $0.4 million to initiate and enroll a proof-of concept Phase 2 clinical study for CHS-131 (formerly INT-131).

General and Administrative Expenses

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
General and administrative	$11,398	$6,091	$5,307

General and administrative expenses for the three months ended March 31, 2016 were $11.4 million compared to $6.1 million for the same period in 2015, an increase of $5.3 million.  The increase was primarily due to an increase of $2.4 million in personnel, consulting and other related expenses and $1.8 million in stock-based compensation as a result of an increase in headcount, annual salary increases, and costs associated with stock options granted since the first quarter of 2015.  Additionally, the rise in expenses was due to an increase of $0.8 million in legal, accounting, recruiting and other professional services and $0.3 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Interest expense	$837	—	$837

Interest expense was $0.8 million for the three months ended March 31, 2016 compared to no interest expense during the first three months of 2015. The increase was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs during the first quarter of 2016 related to the Convertible Notes that the Company issued on February 29, 2016.

Other Expense, Net

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Other expense, net	$349	$4,091	$(3,742)

Other expense, net for the three months ended March 31, 2016 was $0.3 million compared to $4.1 million for the same period in 2015, a decrease of $3.7 million. The decrease is primarily due to a decrease in the change in fair value of our contingent consideration related to the InteKrin acquisition of $4.0 million during 2016 when compared to the same period in 2015, as the fair value of the Earn-Out Payment portion of the contingent consideration was settled in March 2015.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs.

As of March 31, 2016, we had an accumulated deficit of $475.4 million and cash and cash equivalents of $179.6 million. We believe that our current available cash and cash equivalents, together with the funding we expect to receive under our license agreement with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund our planned expenditures and meet our obligations through at least the next twelve months. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(76,316)	$(33,062)
Net cash used in investing activities	(2,148)	(1,313)
Net cash provided by (used in) financing activities	99,843	(729)
Effect of exchange rate changes in cash and cash equivalents	(47)	(152)
Net increase (decrease) in cash and cash equivalents	$21,332	$(35,256)

Net cash used in operating activities

Cash used in operating activities was $76.3 million for the three months ended March 31, 2016, which was primarily due to the following:

•	a net loss of $65.5 million,
•	non-cash charges of $1.3 million in other receivables due to the reversal of a provision,
•	decrease in deferred revenue of $12.4 million as we recognized the revenue from our Baxalta and Daiichi Sankyo collaboration agreements, and
•

decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $11.6 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•	non-cash charges related to the stock-based compensation of $5.3 million; and depreciation and amortization of property and equipment of $0.7 million, and
•	a net decrease in prepaid and other assets of $8.1 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments.

Cash used in operating activities was $33.1 million for the three months ended March 31, 2015, which was primarily due to the following:

•	a net loss of $40.8 million,
•	decrease in deferred revenue of $5.5 million as we recognized the revenue from our Baxalta and Daiichi Sankyo collaboration agreements, and
•	increase in other assets of $0.8 million, as a result of prepayments for comparator drug and for starting clinical trials.

The cash used in operating activities was partially offset by the following:

•	non-cash charges of $4.2 million related to the remeasurement of our contingent consideration obligations, and stock-based compensation of $2.2 million, and
•	increase in accounts payable, accounts payable-related parties, and accrued and other liabilities of $6.7 million as a result of the increase in clinical activities and timing of vendor payments.

Net cash used in investing activities

Cash used in investing activities of $2.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, was due to the purchase of capital equipment and leasehold improvements.

Net cash provided by financing activities

Cash provided by financing activities of $99.8 million for the three months ended March 31, 2016 was primarily related to proceeds of $100.0 million from the issuance of the Convertible Notes and $0.3 million from the exercise of stock options, partially offset by payments of convertible debt issuance costs of $0.5 million.

Cash used in financing activities of $0.7 million for the three months ended March 31, 2015 was primarily for payments of costs related to our initial public offering and follow-on equity offering of $0.9 million partially offset by the proceeds resulting from the exercise of stock options of $0.2 million.

Funding Requirements

We believe that our current available cash and cash equivalents, together with the funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta and additional projected license agreements, will be sufficient to fund our planned expenditures under our 2016 budget and meet our obligations through at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

Contractual Obligations

In February 2016, we issued and sold $100.0 million aggregate principal amount of Convertible Notes that require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. After March 31, 2020, the full amount of the Convertible Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the Convertible Notes. At maturity or redemption, if not earlier converted, we will pay 109% of the principal amount of the Convertible Notes, together with accrued and unpaid interest, in cash.

The following table summarizes our Convertible Notes contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations (1)	$158,200	$8,200	$16,400	$16,400	$117,200

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we had cash and cash equivalents of $179.6 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of March 31, 2016, we had 7.2 million Rubles in cash, which was equal to $105,000 at that date. This cash is located in Russia.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2016, we filed a petition for IPR of AbbVie U.S. Patent 9,114,166 (‘166) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.

ITEM 1A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $223.9 million and $87.2 million for the years ended December 31, 2015 and 2014, respectively, and $65.5 million and $40.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $475.4 million.

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

As of March 31, 2016, our cash and cash equivalents were $179.6 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund our current operations for at least the next 12 months; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe and in the United States for the full originator label but received a much narrower originator label when approved in Canada. A similar outcome could occur with respect to one or more of our product candidates.

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

As of March 31, 2016, we had 115 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•

our collaboration partners may terminate their collaborations with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities. For example, in July 2014 our partner Daiichi terminated its license with us pertaining to a rituximab (Rituxan®) biosimilar; and

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz International GmbH, or Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States.  We understand that Mylan Inc. appears to have an ongoing Phase 3 clinical trial for a Neulasta biosimilar. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali), also known as SB4, for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. Boehringer, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program and Pfizer’s program are in Phase 3, and that Amgen’s program has successfully completed Phase 3.  On November 25, 2015, Amgen announced the submission with the FDA of a BLA for its adalimumab (Humira) biosimilar, ABP 501.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-1701, CHS-0214 and CHS-1420, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates.  With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On November 7, 2015 and December 9, 2015, we filed petitions for Inter Partes Review (“IPR”) in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135; 9,017,680; and 9,073,987, all of which concern a 40 mg. biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  IPR filings, including ours, are a matter of public record and can be viewed at the USPTO website.  We expect the USPTO to reach a decision in May, 2016 on whether to institute our IPR’s.  If the USPTO decides to institute the IPR’s, it will then conduct an administrative trial to determine the patentability of patent claims challenged in the IPR’s.  If the USPTO refuses to institute the IPR’s, we and others will be able to challenge these patents in further IPR’s or in district court litigation.  However, if the PTO institutes the IPR’s but the arguments we raise therein fail to persuade the USPTO, after trial, that the challenged patent claims are unpatentable, we will not be able to raise those same arguments in district court litigation.  However, other biosimilar entities may be in a position to challenge the patents in IPR’s or district court litigation, and we could still assert certain bases of invalidity or unenforceability that are not subject to review in IPR proceedings.  We note that on December 29, 2015, Boehringer Ingelheim filed two IPR’s against AbbVie’s U.S. patent 8,889,135.  If we do not prevail in the IPR’s or in any subsequent litigation that may occur between us and AbbVie concerning AbbVie’s RA dosing patents, and if other parties are not successful in challenging the validity of these patents, we could be precluded from marketing a 40 mg biweekly subcutaneous dosage for RA until the expiration of AbbVie’s dosing patents directed to this treatment regimen.  AbbVie’s public statements have indicated that the earliest expiration of these patents will occur in 2022. On May 9, 2016, we filed a petition for Inter Partes Review (“IPR”) of AbbVie U.S. patent 9,114,166 (‘166) entitled “Formulation of Human Antibodies for Treating  TNF-a Associated Disorders.”  The ‘166 patent generally concerns an isotonic formulation of TNF-a IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.  We expect the USPTO to reach a decision in November, 2016 on whether to institute our IPR on the ‘166 patent.  If we or other parties are unable to invalidate the ‘166 patent either in an IPR or in district court litigation, and if we are not successful in developing a formulation that does not infringe the ‘166 patent, we may be precluded from marketing a biosimilar of adalimumab until the expiration of the ‘166 patent which we understand is August, 2022.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $105,000 of cash in Russian banks as of March 31, 2016. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through May 6, 2016 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of March 31, 2016 our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 72.7% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2016, there were 39,139,225 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 31, 2016, approximately 10.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans became eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% senior convertible notes due March 2022. The holders may convert their convertible notes at their option at any time prior to the close of business on the business day immediately preceding March 31, 2022. Upon conversion of the convertible notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 44.7387 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $22.35 per share, and is subject to adjustment in certain events.

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

Not applicable

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

COHERUS BIOSCIENCES, INC.

Date: May 9, 2016	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/12/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/12/2014

10.1	Convertible Note Purchase Agreement, dated as of February 29, 2016, among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto.	8-K	10.1	2/29/16

10.2	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three  months ended March 31, 2016 and 2015, and (v) Notes to the Condensed Consolidated Financial Statements.

					X