Form 10-Q
period 2016-06-30
Coherus BioSciences, Inc.
filed 2016-08-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 43,380,827 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$220,916	$158,226
Restricted cash	60	60
Receivables from collaboration and license agreement	419	1,560
Prepaid assets (includes related parties of $6,310 and $10,901 as of June 30, 2016 and December 31, 2015, respectively)	15,008	34,743
Other assets	431	2,797
Total current assets	236,834	197,386
Property and equipment, net	9,904	10,504
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	15	146
Total assets	$251,101	$212,384
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,433	$25,948
Accounts payable - related parties	2,430	3,548
Accrued liabilities (includes related parties of $6,390 and $6,122 as of June 30, 2016 and December 31, 2015, respectively)	19,184	24,133
Advance payments under license agreement	1,200	1,330
Deferred revenue	61,258	49,621
Contingent consideration	6,570	1,245
Other liabilities	209	193
Total current liabilities	108,284	106,018
Deferred revenue, non-current	26,792	45,338
Convertible notes	74,720	—
Convertible notes - related parties	24,907	—
Contingent liability to collaborator	76,755	66,255
Other liabilities, non-current	1,591	1,702
Total liabilities	313,049	219,313
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	484,967	404,175
Accumulated other comprehensive loss	(524)	(401)
Accumulated deficit	(545,340)	(409,985)
Total Coherus stockholders' deficit	(60,893)	(6,207)
Non-controlling interest	(1,055)	(722)
Total stockholders' deficit	(61,948)	(6,929)
Total liabilities and stockholders’ deficit	$251,101	$212,384

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$14,068	$6,866	$26,427	$12,676
Total revenue	14,068	6,866	26,427	12,676
Operating expenses:
Research and development (includes related party of $10,858 and $12,404 for the three months ended June 30, 2016 and 2015, respectively; and $24,120 and $23,885 for the six months ended June 30, 2016 and 2015, respectively)	65,544	56,944	130,857	93,411
General and administrative (includes related party of $50 and $277 for the three months ended June 30, 2016 and 2015, respectively; and $50 and $343 for the six months ended June 30, 2016 and 2015, respectively)	11,260	8,817	22,658	14,908
Total operating expenses	76,804	65,761	153,515	108,319
Loss from operations	(62,736)	(58,895)	(127,088)	(95,643)
Interest expense (includes related party of $588 and $0 for the three months ended June 30, 2016 and 2015, respectively; and $798 and $0 for the six months ended June 30, 2016 and 2015, respectively)	(2,354)	—	(3,191)	—
Other expense, net	(5,060)	(139)	(5,409)	(4,230)
Net loss	(70,150)	(59,034)	(135,688)	(99,873)
Net loss attributable to non-controlling interest	183	224	333	338
Net loss attributable to Coherus	$(69,967)	$(58,810)	$(135,355)	$(99,535)
Net loss per share attributable to Coherus, basic and diluted	$(1.72)	$(1.56)	$(3.39)	$(2.80)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	40,698,309	37,672,748	39,897,142	35,536,889

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(70,150)	$(59,034)	$(135,688)	$(99,873)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(75)	128	(123)	5
Comprehensive loss	(70,225)	(58,906)	(135,811)	(99,868)
Comprehensive loss attributable to non-controlling interest	183	224	333	338
Comprehensive loss attributable to Coherus	$(70,042)	$(58,682)	$(135,478)	$(99,530)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(135,688)	$(99,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,446	632
Remeasurement of contingent consideration	5,325	4,279
Non-cash interest expense (income) from amortization of debt discount (receivable)	411	(39)
Provision for other receivables	(1,300)	—
Stock-based compensation expense	11,466	6,803
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,141	963
Notes receivable	—	1,853
Prepaid assets	19,743	(6,470)
Other assets	3,668	(1,548)
Other assets, non-current	88	2
Accounts payable	(7,370)	7,079
Accounts payable - related parties	(1,118)	3,489
Accrued and other liabilities	(4,848)	7,508
Deferred revenue	(6,933)	6,791
Advance payments under license agreements	(130)	(1,192)
Contingent liability to collaborator	10,500	15,850
Other liabilities, non-current	(112)	(29)
Net cash used in operating activities	(103,705)	(53,902)
Investing activities
Purchases of property and equipment	(2,449)	(2,321)
Net cash used in investing activities	(2,449)	(2,321)
Financing activities
Proceeds from issuance of convertible notes	75,000	—
Proceeds from issuance of convertible notes - related parties	25,000	—
Proceeds from follow-on offering, net of underwriters discounts and commissions	—	112,800
Proceeds from common stock offering, net of underwriters discounts and commissions	69,472	—
Payments of convertible notes issuance costs	(739)	—
Payments of common stock offering issuance costs	(171)	—
Proceeds from issuance of common stock upon exercise of stock options	364	547
Payments of initial public offering costs	—	(855)
Payments of follow-on offering costs	—	(596)
Net cash provided by financing activities	168,926	111,896
Effect of exchange rate changes in cash and cash equivalents	(82)	23
Net increase in cash and cash equivalents	62,690	55,696
Cash and cash equivalents at beginning of period	158,226	150,392
Cash and cash equivalents at end of period	$220,916	$206,088

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

The Company’s clinical stage pipeline consists of a long-acting form of granulocyte colony-stimulating factor (“G-CSF”), and two anti-inflammatory agents targeting tumor necrosis factor (“TNF”):

•

The Company’s long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In February 2016, an immunogenicity study in healthy volunteers pursuant to CHS-1701’s planned biologics license application (BLA) met its primary endpoints. In July 2016, a follow-on pharmacokinetic/pharmacodynamics (“PK/PD”) study met all its co-primary endpoints. The safety profiles of CHS-1701 and Neulasta were very similar. There were no serious adverse events related to either study drug or clinical meaningful difference between CHS-1701 or Neulasta leading to study drug discontinuations. The Company submitted a BLA in the U.S. in August 2016.

•

The Company’s most clinically advanced anti-TNF product candidate, CHS-0214, is being developed as an etanercept (Enbrel) biosimilar that the Company has partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”, now part of Shire plc as of June 2016) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) to develop and commercialize in key markets outside of the U.S. The Company completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. The Company expects that results from these trials, combined with data from its Phase 1 studies, will support the expected submission of a marketing application in Europe in 2016 and Japan in 2017.  The Company has retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that the Company would be unable to obtain a license to them, the Company does not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

The Company’s second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. The Company initiated a Phase 3 study in psoriasis in August 2015 to support the planned submission of a marketing application in the U.S. in 2016 and the E.U. in 2017. The Company initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016. In August 2016, the Company reported that its Phase 3 study in psoriasis met its primary endpoint.

•

The Company reported positive Phase 2b efficacy data on CHS-131, an oral, small-molecule drug candidate, in relapsing remitting multiple sclerosis. This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral multiple sclerosis (“MS”) therapies. The Company intends to partner CHS-131 for further development.

Need to Raise Additional Capital

As of June 30, 2016, the Company had an accumulated deficit of $545.3 million and cash and cash equivalents of $220.9 million. In February 2016, the Company issued and sold $100.0 million aggregate principal amount of 8.2% senior convertible notes due March 31, 2022 (see Note 6). In May and June 2016, the Company issued and sold 4,025,000 shares of its common stock at $18.00 per share for net proceeds of $69.0 million (see Note 8). The Company believes that its current available cash and cash equivalents, together with funding it expects to receive under its license agreements with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund its planned expenditures and meet the obligations through at least the next 12 months. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of June 30, 2016: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015, were net losses of $92,000 and $129,000, respectively, and for the six months ended June 30, 2016 and 2015 were net losses of $356,000 and $38,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$13,750	$6,479	$25,754	$11,792
Rest of world	318	387	673	884
Total revenue	$14,068	$6,866	$26,427	$12,676

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Baxalta	98%	94%	97%	93%

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes foreign currency translation adjustments for the three and six months ended June 30, 2016 and 2015.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The amendments in this update, which were issued in response to the feedback received by the FASB-IASB joint revenue recognition transition resource group, clarify the following aspects: collectibility, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition, and transition technical correction. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09.  The Company is currently evaluating the impact that the adoption of ASU 2016-12 will have on its consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$220,075	$220,075	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$220,920	$220,920	$—	$—
Liabilities:
Contingent consideration	$6,570	$—	$—	$6,570

	Fair Value Measurements
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$157,784	$157,784	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$158,629	$158,629	$—	$—
Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245

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

The InteKrin purchase agreement provides for contingent consideration to be paid upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for CHS-131 in multiple sclerosis patients, triggering the obligation to settle the first contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other expense, net in the condensed consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance related to the Earn-Out Payment to equity.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 7% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. During the second quarter of 2016, the Company reported positive Phase 2b efficacy data on CHS-131, in relapsing remitting multiple sclerosis, and as such management’s probability of occurrence increased from 10% to 33% at June 30, 2016. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.2 million.

The change in the fair value of the Compound Transaction Payment was recognized in other expense, net within the condensed consolidated statement of operations of $5.1 million and $5.3 million for the three and six months ended June 30, 2016, respectively, and $65,000 and $140,000 for the three and six months ended June 30, 2015, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2015	$1,245
Change in fair value of the contingent consideration liability	5,325
Balance as of June 30, 2016	$6,570

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $120.4 million (par value $100.0 million) as of June 30, 2016 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid clinical, material, manufacturing and other - related parties (see Note 10)	$6,310	$10,901
Prepaid clinical, material and manufacturing	6,972	21,191
Prepaid other	1,726	2,651
Prepaid assets	$15,008	$34,743

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Machinery and equipment	$8,355	$7,809
Computer equipment and software	1,354	1,276
Furniture and fixtures	603	596
Leasehold improvements	4,087	4,343
Total property and equipment	14,399	14,024
Accumulated depreciation and amortization	(4,495)	(3,520)
Property and equipment, net	$9,904	$10,504

Depreciation and amortization expense was $729,000 and $400,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,446,000 and $632,000 for the six months ended June 30, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Accrued clinical, manufacturing and other - related parties (See Note 10)	$6,390	$6,122
Accrued clinical and manufacturing	6,529	11,681
Accrued compensation	4,216	4,666
Accrued other	2,049	1,664
Accrued liabilities	$19,184	$24,133

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Baxalta	13,750	$6,479	$25,754	$11,792
Daiichi Sankyo	318	387	673	884
Total collaboration and license revenue	$14,068	$6,866	$26,427	$12,676

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

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical in rheumatoid arthritis. Under the MOU 3, Daiichi Sankyo will be responsible for a minimum of 20% of the cost of an open label, safety extension study (“OLSES”) in rheumatoid arthritis. The Company also entered into a clinical supply agreement as part of the MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the clinical trial. Daiichi Sankyo will pre-pay these research and development costs quarterly, for which the Company records as advance payments under license agreement in the condensed consolidated balance sheet. The Company recognizes the advance payments as a reduction of research and development expense when the research and development activity has been performed. In July 2016, the Company entered into two memorandums of understanding with Daiichi Sankyo (see Note 11).

As of June 30, 2016, $2.1 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.2 million was included in current liabilities and $0.9 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2015, $2.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.5 million was included in current liabilities and $1.3 million was included in non-current liabilities in the condensed consolidated balance sheet

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $2.9 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.

Baxalta

In August 2013, the Company entered into a license agreement with Baxalta (then Baxter International, Inc.), to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (the “Original Agreement”). Under the terms of the license agreement, the Company will conduct the development and the regulatory activities, and Baxalta will conduct the commercialization of the etanercept biosimilar product.

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

Pursuant to the Original Agreement and the Second Amendment, the Company received a total of $235.3 million in milestone payments as of June 30, 2016, which are subject to a claw-back feature.  Therefore, the Company recorded $76.8 million as contingent liability to collaborator and $158.5 million as deferred revenue which is being amortized over the remaining estimated performance period using the straight line method. The Company also received $10.0 million for the achievement of a substantive milestone in the third quarter of 2014, which was recognized as revenue upon receipt.

As of June 30, 2016, $85.8 million of revenue was deferred under the arrangements with Baxalta, of which $59.9 million was included in current liabilities and $25.9 million was included in non-current liabilities in the condensed consolidated balance sheet. As of June 30, 2016, $76.8 million was recorded as contingent liability to collaborator due to the potential refund of such amount to Baxalta in the future.

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

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes.  These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions.  As of June 30, 2016, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

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

The following table summarizes information about the components of the Convertible Notes as of June 30, 2016 (in thousands):

June 30,
2016
Principal amount of the Convertible Notes	$81,750
Unamortized debt discount and debt issuance costs	(7,030)
Convertible Notes	$74,720

Principal amount of the Convertible Notes - related parties	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,343)
Convertible Notes - related parties	$24,907
Total Convertible Notes	$99,627

The following table presents the components of interest expense for the three and six month periods ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Stated coupon interest	$1,538	$2,084
Accretion of debt discount and debt issuance costs	228	308
Interest expense	$1,766	$2,392
Stated coupon interest - related parties	$512	$695
Accretion of debt discount and debt issuance costs - related parties	76	103
Interest expense - related parties	$588	$798
Total interest expense	$2,354	$3,190

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $9.4 million as of June 30, 2016, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 5.75 years. The annual effective interest rate is 9.48% for the Convertible Notes.

Future payments on the Convertible Notes as of June 30, 2016 are as follows (in thousands):

Year ending December 31,
Remainder of 2016	$4,100
2017	8,200
2018	8,200
2019	8,200
2020	8,200
2021 and thereafter	119,250
Total minimum payments	156,150
Less amount representing interest	(47,150)
Convertible Notes, gross	109,000
Less debt discount and debt issuance costs on Convertible Notes	(9,373)
Net carrying amount of Convertible Notes	$99,627

7.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of June 30, 2016, the Company had a commitment of $12.5 million with CMOs for the manufacture of clinical trial material due within a year.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible. The Company is subject to one claim and consequently recorded a related liability of $50,000 in 2015. The claim was settled and agreed to by both parties in July 2016.

8.	Common Stock and Stock-Based Compensation

Common Stock

In January 2016, the Company’s shelf registration statement on Form S-3 (File No. 333-208625) (the “Shelf Registration Statement”) was declared effective by the SEC. In May and June 2016, the Company drew 4,025,000 shares of common stock down from the Shelf Registration Statement and issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. The Company received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds were $69.0 million.

2016 Employment Commencement Incentive Plan

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The Company reserved for future issuance under the 2016 Plan a total of 1,000,000 shares of its common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available. As of June 30, 2016, there were no awards issued under the 2016 Plan.

Stock-Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under our founders’ shares agreements (such shares, the “Founders’ Shares”). As of June 30, 2016, all shares were fully vested and there were no shares subject to repurchase. The Company recognized stock-based compensation expense within its condensed consolidated statement of operations of $3,000 and $9,000 for the three and six months ended June 30, 2015, respectively, and recognized no expense in 2016 related to shares of common stock granted pursuant to the Founders’ Shares agreements.

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$2,923	$2,280	$5,443	$3,456
General and administrative	3,225	2,338	6,023	3,338
	$6,148	$4,618	$11,466	$6,794

9.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to Coherus	$(69,967)	$(58,810)	$(135,355)	$(99,535)
Denominator:
Weighted-average common shares outstanding	40,698,309	37,673,740	39,897,142	35,544,166
Less: weighted-average unvested common shares subject to repurchase (1)	—	(992)	—	(7,277)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	40,698,309	37,672,748	39,897,142	35,536,889
Net loss per share attributable to Coherus, basic and diluted	$(1.72)	$(1.56)	$(3.39)	$(2.80)

(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding potentially dilutive securities consisting of stock options and the shares issuable upon conversion of the Convertible Notes are considered to be potential shares but are excluded from the calculation of diluted net loss per share because their effect would be antidilutive:

	June 30,
	2016	2015
Stock options outstanding	10,122,663	7,940,823
Shares issuable upon conversion of Convertible Notes	4,473,871	—
Total	14,596,534	7,940,823

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As June 30, 2016, the Company had $6.3 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $2.4 million in accounts payable–related parties, and $6.4 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2015, the Company had $10.9 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.5 million in accounts payable–related parties, and $6.1 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $10.9 million and $12.1 million during the three months ended June 30, 2016 and 2015, respectively, and $24.0 million and $23.6 million during the six months ended June 30, 2016 and 2015, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors was the chief executive officer of a company that provided recruiting services to the Company. As of June 30, 2016 and December 31, 2015, the Company did not have any related party balances in the Company’s condensed consolidated balance sheet related to recruiting services. The Company recorded in research and development expense in its condensed consolidated statements of operations, $0 and $258,000 for the three months ended June 30, 2016 and 2015, respectively, and $131,000 and $258,000 for the six months ended June 30, 2016 and 2015, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $50,000 and $277,000 for the three months ended June 30, 2016 and 2015, respectively, and $50,000 and $343,000 for the six months ended June 30, 2016 and 2015, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

11.	Subsequent Events

In July 2016, the Company entered into two memorandums of understanding, or MOUs, with Daiichi Sankyo. Under these MOUs, the Company will receive up to $1.9 million for reimbursements of certain past costs incurred and to be incurred. Approximately $1.2 million of costs were incurred in the first six months of 2016, but will be recognized as an offsetting expense in the quarter ending September 30, 2016.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In February 2016, an immunogenicity study in healthy volunteers pursuant to the CHS-1701 BLA met its primary endpoints. In July 2016, a follow-on pharmacokinetic/pharmacodynamics (“PK/PD”) study met all its co-primary endpoints. The safety profiles of CHS-1701 and Neulasta were very similar. There were no serious adverse events related to either study drug or clinical meaningful difference between CHS-1701 or Neulasta leading to study drug discontinuations. We submitted a BLA in the U.S. in August 2016.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is a product candidate for which we have partnered with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”, now part of Shire plc as of June 2016) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), to develop and commercialize in key markets outside of the United States. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. We expect that results from these trials, combined with data from our Phase 1 studies, will support the expected submission of a marketing application in Europe in 2016 and Japan in 2017. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. We initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. We initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016. In August 2016, we reported that our Phase 3 study in psoriasis met its primary endpoint.

•

We reported positive Phase 2b efficacy data on CHS-131, an oral, small-molecule drug candidate, in relapsing remitting multiple sclerosis. This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral multiple sclerosis (“MS”) therapies. We intend to partner CHS-131 for further development.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $135.7 million and $99.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $545.3 million.

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

In January 2016, our shelf registration statement on Form S-3 (File No. 333-208625), or the Shelf Registration Statement was declared effective by the SEC. In May and June 2016, we drew 4,025,000 shares of common stock down from the Shelf Registration Statement and issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. The Company received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds were $69.0 million.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding Convertible Notes and associated non-cash interest related to the accretion of the debt discount and debt issuance costs during the three and six month periods ended June 30, 2016.

Other Expense, Net

Other income (expense), net for the three and six month periods ended June 30, 2016 and 2015 consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. In March 2015, the contingent consideration related to the Earn-Out Payment which was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 29, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The amendments in this update, which were issued in response to the feedback received by the FASB-IASB joint revenue recognition transition resource group, clarify the following aspects: collectibility, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition, and transition technical correction. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09.  We are currently evaluating the impact that the adoption of ASU 2016-12 will have on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Collaboration and License Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Revenue:
Baxalta	$13,750	$6,479	$7,271	$25,754	$11,792	$13,962
Daiichi Sankyo	318	387	(69)	673	884	(211)
Total collaboration and license revenue	$14,068	$6,866	$7,202	$26,427	$12,676	$13,751

Collaboration and license revenue for the three months ended June 30, 2016 was $14.1 million compared to $6.9 million for the same period in 2015, an increase of $7.2 million.  The increase is primarily due to revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Collaboration and license revenue for the six months ended June 30, 2016 was $26.4 million compared to $12.7 million for the same period in 2015, an increase of $13.8 million.  The increase is primarily due to revenue recognized in connection with the amortization of deferred revenue under our license agreement with Baxalta.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Research and development	$65,544	$56,944	$8,600	$130,857	$93,411	$37,446

Research and development expenses for the three months ended June 30, 2016 were $65.5 million compared to $56.9 million for the same period in 2015, an increase of $8.6 million. The increase in research and development expenses was primarily due to:

•	an increase of $8.6 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•	an increase of $3.7 million to advance other product candidates in our pipeline;
•

an increase of $2.1 million in personnel, consulting and other related expenses and $0.6 million in stock-based compensation primarily due to a net increase of approximately 20 employees, annual salary increases and additional stock options granted since the second quarter of 2015;

•	an increase of $0.4 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	partially offset by a decrease of $5.8 million related to BLA-enabling studies for CHS-1701;
•

an decrease of $0.8 million in costs incurred for CHS-0214 due to fully enrolling and completing Phase 3 clinical studies, which includes an increase of $0.4 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense; and

•	a decrease of $0.2 million related to a proof-of concept Phase 2 clinical study for CHS-131.

Research and development expenses for the six months ended June 30, 2016 were $130.9 million compared to $93.4 million for the same period in 2015, an increase of $37.4 million. The increase in research and development expenses was primarily due to:

•	an increase of $24.2 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•	an increase of $8.8 million to advance other product candidates in our pipeline;

•

an increase of $4.7 million in personnel, consulting and other related expenses and $2.0 million in stock-based compensation due to a net increase of approximately 20 employees, annual salary increases and additional stock options granted since the second quarter of 2015;

•

an increase of $1.0 million in costs incurred for CHS-0214 due to fully enrolling and completing Phase 3 clinical studies, which includes an increase of $0.1 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense;

•	an increase of $1.3 million in facilities, supplies and materials and other infrastructure to support our research and development growth; and
•	an increase of $0.2 million to initiate and enroll a proof-of concept Phase 2 clinical study for CHS-131;
•	partially offset by a decrease of $4.8 million related to BLA-enabling studies for CHS-1701.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
General and administrative	$11,260	$8,817	$2,443	$22,658	$14,908	$7,750

General and administrative expenses for the three months ended June 30, 2016 were $11.3 million compared to $8.8 million for the same period in 2015, an increase of $2.4 million.  The increase was primarily due to an increase of $1.2 million in personnel, consulting and other related expenses and $0.9 million in stock-based compensation as a result of an increase in headcount, and costs associated with stock options granted since the second quarter of 2015.  Additionally, the rise in expenses was due to an increase of $0.2 million in legal, accounting, and other professional services and $0.1 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

General and administrative expenses for the six months ended June 30, 2016 were $22.7 million compared to $14.9 million for the same period in 2015, an increase of $7.8 million.  The increase was primarily due to an increase of $3.5 million in personnel, consulting and other related expenses and $2.7 million in stock-based compensation as a result of an increase in headcount, and costs associated with stock options granted since the second quarter of 2015.  Additionally, the rise in expenses was due to an increase of $1.1 million in legal, accounting, and other professional services and $0.5 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Interest expense	$2,354	—	$2,354	$3,191	—	$3,191

Interest expense was $2.4 million and $3.2 million for the three and six months ended June 30, 2016 compared to no interest expense during the same periods in 2015. The increase was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs during the first half of 2016 related to the Convertible Notes that the Company issued on February 29, 2016.

Other Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Other expense, net	$5,060	$139	$4,921	$5,409	$4,230	$1,179

Other expense, net for the three months ended June 30, 2016 was $5.1 million compared to $0.1 million for the same period in 2015, an increase of $4.9 million. The increase is primarily due to a $5.0 million increase in the change in fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the second quarter of 2016 when compared to the same period in 2015. The increase in the fair value of the contingent consideration was primarily driven by our positive Phase 2b data on CHS-131, and as such, the probability of occurrence was increased from 10% to 33%.

Other expense, net for the six months ended June 30, 2016 was $5.4 million compared to $4.2 million for the same period in 2015, an increase of $1.2 million. The increase is primarily due to a $5.3 million increase in the change in fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the first half of 2016, partially offset by the change in fair value of our contingent consideration related to the InteKrin acquisition of $4.3 million during the first half of 2015, as the fair value of the Earn-Out Payment portion of the contingent consideration was settled in March 2015.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million.

As of June 30, 2016, we had an accumulated deficit of $545.3 million and cash and cash equivalents of $220.9 million. We believe that our current available cash and cash equivalents, together with the funding we expect to receive under our license agreement with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund our planned expenditures and obligations through at least the next 12 months. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(103,705)	$(53,902)
Net cash used in investing activities	(2,449)	(2,321)
Net cash provided by financing activities	168,926	111,896
Effect of exchange rate changes in cash and cash equivalents	(82)	23
Net increase in cash and cash equivalents	$62,690	$55,696

Net cash used in operating activities

Cash used in operating activities was $103.7 million for the six months ended June 30, 2016, which was primarily due to the following:

•	a net loss of $135.7 million,
•	non-cash reduction of $1.3 million in other receivables due to the reversal of a provision,
•

decrease in deferred revenue of $6.9 million as we recognized the revenue from our Baxalta and Daiichi Sankyo collaboration agreements, partially offset by the increase of $19.5 million due to the receipt of the $30.0 million milestone payment from Baxalta in May 2016, and

•

decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $13.3 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $11.5 million, fair value remeasurement of our contingent consideration obligation of $5.3 million, non-cash interest expense of $0.4 million, and depreciation and amortization of property and equipment of $1.4 million,

•	a net decrease in prepaid and other assets of $23.4 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments, and
•

an increase in contingent liability to collaborator of $10.5 million due to the receipt of a $30.0 million milestone payment from Baxalta in May 2016 for which a portion is subject to a clawback feature.

Cash used in operating activities was $53.9 million for the six months ended June 30, 2015, which was primarily due to the following:

•	a net loss of $99.9 million,
•

increase in prepaid and other assets of $8.0 million resulting from the increase in clinical activities and timing of vendor payments as a result of prepayments for comparator drug and for starting clinical trials, and

•	decrease in advanced payments under license agreements of $1.2 million.

The cash used in operating activities was partially offset by the following:

•	non-cash charges of stock-based compensation of $6.8 million, $4.3 million related to the remeasurement of our contingent consideration obligations, and $0.6 million for depreciation and amortization,
•	increase in accounts payable, accounts payable-related parties, and accrued and other liabilities of $18.1 million as a result of the increase in clinical activities and timing of vendor payments,
•	increase in contingent liability to collaborator of $15.9 million and an increase in deferred revenue of $6.8 million due to the receipt of a payment from Baxalta in May 2015, and
•	decrease in notes receivable of $1.9 million as it was collected.

Net cash used in investing activities

Cash used in investing activities of $2.4 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively, was due to the purchase of capital equipment and leasehold improvements.

Net cash provided by financing activities

Cash provided by financing activities of $168.9 million for the six months ended June 30, 2016 was primarily related to proceeds of $100.0 million from the issuance of the Convertible Notes, the proceeds of $69.5 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.4 million from the exercise of stock options, partially offset by payments of convertible debt issuance costs of $0.7 million and offering expenses of $0.2 million related to the issuance of common stock.

Cash used in financing activities of $111.9 million for the six months ended June 30, 2015 was primarily related to the net proceeds of $112.8 million from the issuance of our common stock in connection with our follow-on offering and proceeds from the exercise of stock options of $0.5 million, partially offset by our payments of costs related to our initial public offering and follow-on equity offering of $1.5 million.

Funding Requirements

We believe that our current available cash and cash equivalents, together with the funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta and additional projected license agreements, will be sufficient to fund our planned expenditures and meet our obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

We will need to raise additional capital to fund our operations in the near future.  Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We anticipate receiving up to $23 million during the remainder of 2016 under our collaborations, and we will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The following table summarizes our Convertible Notes contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations (1)	$156,150	$8,200	$16,400	$16,400	$115,150

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we had cash and cash equivalents of $220.9 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of June 30, 2016, we had 13.8 million Rubles in cash, which was equal to $215,000 at that date. This cash is located in Russia.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2015 and December 7, 2015, we filed in the United States Patent and Trademark Office (“USPTO”), pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for Inter Partes Review (“IPR”) of AbbVie’s United States Patent Nos. 8,889,135 (Case No. IPR2016-00172, filed December 7, 2015); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015), each entitled “Methods of Administering Anti-TNFα antibodies” directed to treating rheumatoid arthritis in a human subject via subcutaneous administration, every 13-15 days, of 40 mg of a human anti-TNFα antibody.  On May 17, 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO instituted our petition for IPR of AbbVie’s U.S. Patent No. 8,889,135. On June 13, 2016, the PTAB instituted our petitions for IPR of AbbVie’s U.S. Patents Nos. 9,017,680 and 9,073,987.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $223.9 million and $87.2 million for the years ended December 31, 2015 and 2014, respectively, and $135.7 million and $99.9 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $545.3 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 clinical development with CHS-1420 (our adalimumab (Humira) biosimilar candidate). We completed Phase 3 or other BLA enabling development with two other lead products, CHS-0214 (our etanercept (Enbrel) biosimilar candidate) and CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). It may be several months before we file for market approval with the relevant regulatory agencies. We have not yet initiated clinical trials for CHS-5217 (bevacizumab (Avastin) biosimilar) and CHS-3351 (ranibizumab (Lucentis) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

As of June 30, 2016, our cash and cash equivalents were $220.9 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreements with Daiichi Sankyo and Baxalta, and additional projected license agreements, will be sufficient to fund our current operations for at least the next 12 months; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. Whereas CHS-1701 has completed clinical development, CHS-0214 and CHS-1420 are still completing several clinical trials, and we have not yet initiated clinical trials for CHS-5217 and CHS-3351.

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

Under current EU regulations, an application for regulatory approval of a biosimilar drug cannot be submitted in the EU until expiration of an eight-year data exclusivity period for the reference (originator) product, measured from the date of the reference product’s initial marketing authorization. Furthermore, once approved, the biosimilar cannot be marketed until expiration of a ten-year period following the initial marketing authorization of the reference product, such ten-year period being extendible to 11 years if the reference product received approval of an additional therapeutic indication, within the first eight years following its initial marketing authorization, representing a significant clinical benefit in comparison with existing therapies. However, we understand that reference products approved prior to November 20, 2005 (which would include, for example, Enbrel, Humira and Neulasta, approved in the EU on March 2, 2000, August 9, 2003 and August 22, 2002, respectively) are subject to a ten-year period of data exclusivity. While the data exclusivity periods for Enbrel, Humira and Neulasta have now expired in Europe, these reference products are presently still subject to unexpired patents and such patents may or may not be susceptible to challenges to their validity and enforceability.

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

If other biosimilars of pegfilgrastim (Neulasta), etanercept (Enbrel) or adalimumab (Humira) are approved and successfully commercialized before our product candidates for these originator products (CHS-1701, CHS-0214 or CHS-1420, respectively), our business would suffer.

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

As of June 30, 2016, we had 123 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, a transition period is necessary when a new CRO commences work, which can materially impact our ability to meet our desired clinical development timelines. Though we strive to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects and financial condition.

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
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, Momenta Pharmaceuticals, Inc., or Momenta, is developing an adalimumab (Humira) biosimilar candidate with our partner Baxalta and Amgen Inc., or Amgen, has licensed its adalimumab (Humira) biosimilar candidate to our partner Daiichi Sankyo in July 2016;

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

For example, in October 2014, as part of our quality process and upon routine visual inspection during storage, four syringes containing CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from a production lot in use in our ongoing Phase 3 clinical trials were observed to contain small dark particles. We immediately initiated a visual inspection of remaining unlabeled inventory of this lot as well as a subsequent lot. While none of the approximately 8,000 unlabeled syringes inspected exhibited any such particulate, we decided in the interests of patient safety, to temporarily stop dosing in the ongoing Phase 3 clinical trials of CHS-0214 in order to determine a potential cause and incidence of the observed phenomenon.  Based on our investigation, including a chemical analysis of the particles by a qualified independent laboratory, we concluded that the particulates did not result from any instability in the CHS-0214 protein product or its formulation, but were most likely a result of a non-recurring anomaly related to first use of new process equipment.  We therefore concluded that the approximately 7,000 unlabeled syringes that were 100% inspected and found free of any particulates were safe for patient use in our clinical trials.  In consultation with the FDA, our Phase 3 trials were resumed in December 2014 and are ongoing.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz International GmbH, or Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan Inc. appears to have submitted a Neulasta biosimilar candidate for market approval in the E.U. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali), also known as SB4, for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. Boehringer, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer’s program and Pfizer’s program are in Phase 3, and that Amgen and Samsung Bioepis have each submitted a Humira biosimilar candidate for market approval in the United States and in the E.U., respectively.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, Centers for Medicare & Medicaid Services (“CMS”) issued a proposed Part B rule in the third quarter of 2015 on biosimilar payment and coding which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the average sales price (ASP) of all biosimilar products that reference a common biological product’s license application. This reimbursement rule could potentially create greater pricing pressure for biosimilars reimbursed in the medical benefit (Part B) segment.  On October 30, 2015, CMS finalized the proposed rule, which clarifies that the payment amount for a biosimilar is based on the ASP of all National Drug Codes assigned to the biosimilars included within the same billing and payment code.

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

On November 7, 2015 and December 9, 2015, we filed petitions for Inter Partes Review (“IPR”) in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135; 9,017,680; and 9,073,987, all of which concern a 40 mg. biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  In addition, on May 9, 2016, we filed a petition for IPR of AbbVie U.S. Patent 9,114,166 (‘166) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.  Coherus expects the USPTO to render its decision whether to institute the IPR no later than mid-November 2016. IPR filings, including ours, are a matter of public record and can be viewed at the USPTO website.  On May 17, 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO instituted our petition for IPR of AbbVie’s U.S. Patent No. 8,889,135. On June 13, 2016, the PTAB instituted our petitions for IPR of AbbVie’s U.S. Patents Nos. 9,017,680 and 9,073,987.  If the USPTO refuses to institute the ‘166 IPR, we and others will be able to challenge this patent in further IPR’s or in district court litigation.  However, if the PTO institutes the IPR but the arguments we raise therein fail to persuade the USPTO, after trial, that the challenged patent claims are unpatentable, we will not be able to raise those same arguments in district court litigation.  However, other biosimilar entities may be in a position to challenge the patents in IPRs or district court litigation, and we could still assert certain bases of invalidity or unenforceability that are not subject to review in IPR proceedings. If we or other parties are unable to invalidate the ‘166 patent either in an IPR or in district court litigation, and if we are not successful in developing a formulation that does not infringe the ‘166 patent, we may be precluded from marketing a biosimilar of adalimumab until the expiration of the ‘166 patent which we understand is August, 2022. We note that on December 29, 2015, Boehringer Ingelheim filed two IPRs against AbbVie’s U.S. patent 8,889,135, which were instituted by the PTAB in July 2016.  If we do not prevail in the IPRs or in any subsequent litigation that may occur between us and AbbVie concerning AbbVie’s RA dosing patents, and if other parties are not successful in challenging the validity of these patents, we could be precluded from marketing a 40 mg biweekly subcutaneous dosage for RA until the expiration of AbbVie’s dosing patents directed to this treatment regimen.  AbbVie’s public statements have indicated that the earliest expiration of these patents will occur in 2022.

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

We may discover that competitors are infringing our issued and pending patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents, if we or one of our collaboration partners, such as Baxalta, Daiichi Sankyo or Orox, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We have issued patents and have filed patent applications, which are currently pending, covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents which may issue to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents, we have filed a number of patents covering our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Enbrel and Humira (Amgen and AbbVie, respectively) own patents directed to formulations for these products.  We have developed our own proprietary formulations for these products which we believe are not covered by valid, enforceable third party patents, including Amgen or AbbVie’s formulation patents, and we have filed patent applications covering our formulations, some of which have now issued in the U.S., namely U.S. patents 9,340,611; 9,340,612; 9,346,880; and 9,382,371, and others of which are currently pending in the U.S. and globally. We cannot guarantee that our proprietary formulations will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether any of our issued patents or pending patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira) would cover the formulations of any competitors.  As in the case of formulations, originators have also filed patents directed to methods for manufacturing their products.  We have filed patent applications, currently pending, both in the U.S. and globally, directed to aspects of our manufacturing processes for CHS-0214 and CHS-1420.  We believe the proprietary technologies embodied in our process-related patent filings may provide us with competitive advantage and are not covered by valid, enforceable intellectual property rights of third party patents, including AbbVie and Amgen.  However, as in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties, and we cannot guarantee that the methods we use to manufacture our products will avoid infringement of third party patents.

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

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners such as Baxalta or Daiichi Sankyo may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are a party to certain non-exclusive intellectual property license agreements with Genentech (pertaining to the production of monoclonal antibodies) and Selexis SA and other vendors (pertaining to cell lines for CHS-0214, CHS-1420 and CHS-5217) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator180 days prior notice of commercial marketing.  The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products.  On February 16, 2016 Sandoz filed a petition for writ of certiorari to the United States Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180-day pre-marketing notification can only be given after FDA has approved the biosimilar product.  The Supreme Court may or may not choose to review the Federal Circuit decision.  Regardless of how the 180-day notice provision is applied by the courts, patent infringement lawsuits filed by originators could result in preliminary or permanent injunctions extending beyond the 180 day notice period.

On December 9, 2015, in litigation between Amgen and Apotex (relating to Apotex’s biosimilar for Neulasta (pegiflgrastim), the Florida District court ruled that although Apotex had engaged in the BPCIA patent exchange process voluntarily, it was nonetheless required to provide 180 days prior notice of commercial marketing to Amgen, and that it could only provide such notice upon regulatory approval.  Apotex appealed this decision to the Federal Circuit.  In July 2016, the Federal Circuit affirmed the Florida District Court decision and if such decision is not overturned upon reconsideration by a full panel of the Federal Circuit or by the US. Supreme Court, all 351(k) biosimilar applicants will be required to refrain from launching an approved biosimilar product for 180 days following 351(k) regulatory approval, without regard to whether such applicants elected to participate in the BPCIA patent exchange process.

A significant legal risk for a biosimilar applicant that pursues regulatory approval under the 351(k) regulatory approval route, and also elect to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product.  However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch.  Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching our biosimilar products.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $215,000 of cash in Russian banks as of June 30, 2016. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through August 5, 2016 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2016 our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 65.8% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2016, there were 43,188,937 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2016, approximately 11.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan, or the 2014 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan, or 2014 ESPP, eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan, or the 2016 Plan, our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. We reserved for future issuance under the 2016 Plan a total of 1,000,000 share of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available. As of June 30, 2016, there were no awards issued under the 2016 Plan.

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

COHERUS BIOSCIENCES, INC.

Date: August 9, 2016	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/12/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/12/2014

10.1(a)	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.				X

10.1(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.				X

10.1(c)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.				X

10.1(d)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six  months ended June 30, 2016 and 2015, and (v) Notes to the Condensed Consolidated Financial Statements.

X