Form 10-Q
period 2016-09-30
Coherus BioSciences, Inc.
filed 2016-11-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 43,652,743 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701, CHS-0214 and CHS-1420;
•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-0214 and CHS-1420;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-0214 and CHS-1420 or our future product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•

our expectation that our existing capital resources together with funding we expect to receive under our license agreement with Daiichi Sankyo Company will be sufficient to fund our operations for at least the next 12 months;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$159,677	$158,226
Restricted cash	60	60
Receivables from collaboration and license agreement	419	1,560
Prepaid assets (includes related parties of $5,771 and $10,901 as of September 30, 2016 and December 31, 2015, respectively)	16,645	34,743
Other assets	518	2,797
Total current assets	177,319	197,386
Property and equipment, net	10,675	10,504
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	15	146
Total assets	$192,357	$212,384
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,883	$25,948
Accounts payable - related parties	2,860	3,548
Accrued liabilities (includes related parties of $6,041 and $6,122 as of September 30, 2016 and December 31, 2015, respectively)	24,875	24,133
Advance payments under license agreement	1,150	1,330
Deferred revenue	1,377	49,621
Contingent consideration	4,990	1,245
Other liabilities	251	193
Total current liabilities	58,386	106,018
Deferred revenue, non-current	595	45,338
Convertible notes	74,953	—
Convertible notes - related parties	24,985	—
Contingent liability to collaborator	—	66,255
Other liabilities, non-current	1,716	1,702
Total liabilities	160,635	219,313
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	494,831	404,175
Accumulated other comprehensive loss	(562)	(401)
Accumulated deficit	(461,401)	(409,985)
Total Coherus stockholders' equity (deficit)	32,872	(6,207)
Non-controlling interest	(1,150)	(722)
Total stockholders' equity (deficit)	31,722	(6,929)
Total liabilities and stockholders’ equity (deficit)	$192,357	$212,384

(1)

The consolidated balance sheet  as of December 31, 2015 has been derived from the audited consolidated balance sheet included in the Company’s 2015 Annual  Report on Form 10-K filed with the Securities and Exchange Commission on  February 29, 2016.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Collaboration and license revenue	$162,835	$7,167	$189,262	$19,843
Operating expenses:
Research and development (includes related party of $7,899 and $10,034 for the three months ended September 30, 2016 and 2015, respectively; and $32,019 and $33,919 for the nine months ended September 30, 2016 and 2015, respectively)	64,573	68,218	195,430	161,629
General and administrative (includes related party of $30 and $168 for the three months ended September 30, 2016 and 2015, respectively; and $80 and $511 for the nine months ended September 30, 2016 and 2015, respectively)	13,645	10,166	36,303	25,074
Total operating expenses	78,218	78,384	231,733	186,703
Income (loss) from operations	84,617	(71,217)	(42,471)	(166,860)
Interest expense (includes related party of $590 and $0 for the three months ended September 30, 2016 and 2015, respectively; and $1,388 and $0 for the nine months ended September 30, 2016 and 2015, respectively)	(2,420)	(33)	(5,611)	(33)
Other income (expense), net	1,647	(235)	(3,762)	(4,465)
Net income (loss)	83,844	(71,485)	(51,844)	(171,358)
Net loss attributable to non-controlling interest	95	151	428	489
Net income (loss) attributable to Coherus	$83,939	$(71,334)	$(51,416)	$(170,869)
Net income (loss) per share attributable to Coherus:
Basic	$1.93	$(1.86)	$(1.25)	$(4.68)
Diluted	$1.67	$(1.86)	$(1.25)	$(4.68)
Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic	43,469,986	38,426,734	41,096,783	36,510,756
Diluted	51,581,298	38,426,734	41,096,783	36,510,756

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$83,844	$(71,485)	$(51,844)	$(171,358)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(38)	47	(161)	52
Comprehensive income (loss)	83,806	(71,438)	(52,005)	(171,306)
Comprehensive loss attributable to non-controlling interest	95	151	428	489
Comprehensive income (loss) attributable to Coherus	$83,901	$(71,287)	$(51,577)	$(170,817)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(51,844)	$(171,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,199	1,268
Remeasurement of fair-value of contingent consideration	3,745	4,414
Non-cash interest expense (income) from amortization of debt discount (receivable)	723	(38)
Impairment of property and equipment	8	128
Provision for other receivables	(1,300)	—
Stock-based compensation expense	19,736	11,547
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,141	1,877
Notes receivable	—	1,853
Prepaid assets	18,111	(11,194)
Other assets	3,579	(2,331)
Other assets, related party	—	1,691
Other assets, non-current	88	42
Accounts payable	(1,642)	19,100
Accounts payable - related parties	(688)	1,072
Accrued and other liabilities	(75)	13,771
Deferred revenue	(93,013)	(383)
Advance payments under license agreements	(180)	(1,192)
Contingent liability to collaborator	(66,255)	15,850
Other liabilities, non-current	14	326
Net cash used in operating activities	(165,653)	(113,557)
Investing activities
Purchases of property and equipment	(2,949)	(4,720)
Increase in restricted cash	—	(785)
Net cash used in investing activities	(2,949)	(5,505)
Financing activities
Proceeds from issuance of convertible notes	75,000	—
Proceeds from issuance of convertible notes - related parties	25,000	—
Proceeds from follow-on offering, net of underwriters discounts and commissions	—	112,800
Proceeds from private placement	—	10,000
Proceeds from common stock offering, net of underwriters discounts and commissions	69,472	—
Payments of convertible notes issuance costs	(739)	—
Payments of common stock offering issuance costs	(510)	—
Proceeds from issuance of common stock upon exercise of stock options	1,957	1,015
Payments of initial public offering costs	—	(855)
Payments of follow-on offering costs	—	(601)
Net cash provided by financing activities	170,180	122,359
Effect of exchange rate changes in cash and cash equivalents	(127)	2
Net increase in cash and cash equivalents	1,451	3,299
Cash and cash equivalents at beginning of period	158,226	150,392
Cash and cash equivalents at end of period	$159,677	$153,691

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

Need to Raise Additional Capital

As of September 30, 2016, the Company had an accumulated deficit of $461.4 million and cash and cash equivalents of $159.7 million. In February 2016, the Company issued and sold $100.0 million aggregate principal amount of 8.2% senior convertible notes due March 31, 2022 (see Note 6). In May and June 2016, the Company issued and sold 4,025,000 shares of its common stock at $18.00 per share for net proceeds of $69.0 million (see Note 8). The Company believes that its current available cash and cash equivalents together with funding it expects to receive under its license agreement with Daiichi Sankyo will be sufficient to fund its planned expenditures and meet the obligations through at least the next 12 months. In November 2016, the Company entered into an ATM Offering Program with Cowen and Company, LLC (“Cowen”), as its sales agent, pursuant to which the Company may sell, through Cowen, up to an aggregate of $100.0 million in shares of its common stock (see Note 11). The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of September 30, 2016: Coherus Intermediate Corp, Coherus Oncology, Inc., Orphonix, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015, were net losses of $45,000 and $123,000, respectively, and for the nine months ended September 30, 2016 and 2015 were net losses of $401,000 and $162,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$162,537	$6,807	$188,292	$18,599
Rest of world	298	360	970	1,244
Total revenue	$162,835	$7,167	$189,262	$19,843

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Baxalta	99.8%	95.0%	99.5%	93.7%

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes foreign currency translation adjustments for the three and nine months ended September 30, 2016 and 2015.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) per share by the weighted average number of common shares outstanding for the period plus any dilutive potential common shares outstanding for the period determined using the treasury stock method for options to purchase common stock and using the if-converted method for the convertible notes. For all periods presented, except for the three months ended September 30, 2016, the Company was in a net loss position and basic net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive for those periods presented (see Note 9). Shares of founders’ common stock subject to repurchase are excluded from the calculation of weighted average shares as the vesting of such shares is contingent upon continued services being rendered by such holders.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$128,870	$128,870	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$129,715	$129,715	$—	$—
Liabilities:
Contingent consideration	$4,990	$—	$—	$4,990

	Fair Value Measurements
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$157,784	$157,784	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$158,629	$158,629	$—	$—
Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245

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

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. During the second quarter of 2016, the Company reported positive Phase 2b efficacy data on CHS-131, in relapsing remitting multiple sclerosis, and as such management’s probability of occurrence increased from 10% to 33%. In September 2016, the Company determined it would conduct additional non-clinical studies prior to executing a Compound Transaction, and as such, the Company revised its expected completion date of the compound transaction earn-out by nine months which resulted in a $1.6 million change in the fair value of the Compound Transaction Payment from June 30, 2016 to September 30, 2016. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.2 million.

The change in the fair value of the Compound Transaction Payment for the three and nine months ended September 30, 2016, was a $1.6 million gain and a $3.7 million loss, respectively, and for the three and nine months ended September 30, 2015, a $135,000 loss and a $275,000 loss, respectively was recognized in other income (expense), net within the condensed consolidated statement of operations.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2015	$1,245
Change in fair value of the contingent consideration liability	3,745
Balance as of September 30, 2016	$4,990

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $164.5 million (par value $100.0 million) as of September 30, 2016 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid clinical, material, manufacturing and other - related parties (see Note 10)	$5,771	$10,901
Prepaid clinical, material and manufacturing	9,501	21,191
Prepaid other	1,373	2,651
Prepaid assets	$16,645	$34,743

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and equipment	$9,815	$7,809
Computer equipment and software	1,381	1,276
Furniture and fixtures	637	596
Leasehold improvements	4,092	4,343
Total property and equipment	15,925	14,024
Accumulated depreciation and amortization	(5,250)	(3,520)
Property and equipment, net	$10,675	$10,504

Depreciation and amortization expense was $753,000 and $636,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,199,000 and $1,268,000 for the nine months ended September 30, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accrued clinical, manufacturing and other - related parties (See Note 10)	$6,041	$6,122
Accrued clinical and manufacturing	10,725	11,681
Accrued compensation	5,505	4,666
Accrued other	2,604	1,664
Accrued liabilities	$24,875	$24,133

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Baxalta	$162,537	$6,807	$188,292	$18,599
Daiichi Sankyo	298	360	970	1,244
Total collaboration and license revenue	$162,835	$7,167	$189,262	$19,843

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

In July 2016, the Company entered into two memoranda of understanding (the “MOU 4” and the “MOU 5”, with Daiichi Sankyo. Under MOU 4 and MOU 5, the Company will receive up to $1.9 million for reimbursements of certain past costs incurred and to be incurred and the Company will recognize these reimbursements as a reduction of research and development expenses when the research and development activity is performed.

As of September 30, 2016, $1.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.2 million was included in current liabilities and $0.6 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2015, $2.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.5 million was included in current liabilities and $1.3 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $3.1 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Baxalta

The Company entered into a license agreement in August 2013 and two subsequent amendments thereto with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”) (then Baxter International, Inc., part of Shire plc as of June 2016), to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (as amended, the “Baxalta Agreement”). On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta.

Under the Baxalta Agreement, the Company received an upfront payment of $30.0 million and was eligible to receive up to $335.3 million in contingent payments. If the Company commercialized CHS-0214, its etanercept biosimilar product, in the United States, the Company would have been required to refund a portion of the milestone payments received from Baxalta. Therefore, the Company recorded the portion of the contingent payments that contained the claw-back feature as a liability and would have continued to record such liability until the earlier of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. This liability was included in the contingent liability to collaborator on the condensed consolidated balance sheet.

Upon the termination of the Baxalta Agreement, the Company regained from Shire all development and commercial rights previously licensed under the CHS-0214. There were no further contractual obligations. Therefore, the Company recognized the outstanding balances of deferred revenue of $85.8 million and contingent liability to collaborator of $76.7 million as revenue in its condensed consolidated statements of operations for the three months ended September 30, 2016.

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

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes.  These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions.  As of September 30, 2016, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

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

The following table summarizes information about the components of the Convertible Notes as of September 30, 2016 (in thousands):

September 30,
2016
Principal amount of the Convertible Notes	$81,750
Unamortized debt discount and debt issuance costs	(6,797)
Convertible Notes	$74,953

Principal amount of the Convertible Notes - related parties	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,265)
Convertible Notes - related parties	$24,985
Total Convertible Notes	$99,938

The following table presents the components of interest expense for the three and nine month periods ended September 30, 2016 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Stated coupon interest	$1,538	$3,621
Accretion of debt discount and debt issuance costs	233	542
Interest expense	$1,771	$4,163
Stated coupon interest - related parties	$512	$1,207
Accretion of debt discount and debt issuance costs - related parties	78	181
Interest expense - related parties	$590	$1,388
Total interest expense	$2,361	$5,551

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $9.1 million as of September 30, 2016, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 5.50 years. The annual effective interest rate is 9.48% for the Convertible Notes.

Future payments on the Convertible Notes as of September 30, 2016 are as follows (in thousands):

Year ending December 31,
Remainder of 2016	$2,050
2017	8,200
2018	8,200
2019	8,200
2020	8,200
2021 and thereafter	119,250
Total minimum payments	154,100
Less amount representing interest	(45,100)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(9,062)
Net carrying amount of Convertible Notes	$99,938

7.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations (“CMOs”) for the manufacture of clinical trial materials. As of September 30, 2016, the Company had a commitment of $14.5 million with CMOs for the manufacture of clinical trial material due within a year.

Facility Leases

The Company leases office spaces for its corporate headquarters in Redwood City, California and for laboratory facilities in Camarillo, California under operating lease agreements.  On September 21, 2016, the Company entered into the Second Amendment (the “Second Amendment”) to its existing corporate headquarters with its current landlord to lease additional office space of approximately 12,809 square feet such that the total headquarters lease space is approximately 40,341 square feet (“Combined Lease Space”). The Second Amendment commenced on October 24, 2016, and ends on November 30, 2022, which coincides with the original lease termination date.  The Combined Lease Space contains a one-time option to extend the lease term for five years.

The Second Amendment provides for annual base rent on the additional office space of approximately $0.75 million in the first year of the Second Amendment term, which increases on an annual basis up to approximately $0.87 million for the final year of the Second Amendment term and provides for certain limited rent abatements on the additional office space. The Company is also entitled to a one-time improvement allowance of approximately $0.2 million that can be applied towards specified items, including tenant improvement work and base rent.

Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as deferred rent liability.

The future minimum lease payments for all of our lease facilities as of September 31, 2016 are as follows (in thousands):

Year ending December 31,
Remainder of 2016	$439
2017	1,891
2018	2,462
2019	2,518
2020	2,595
2021 and thereafter	5,190
Total minimum lease payments	15,095

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

8.	Common Stock and Stock-Based Compensation

Common Stock

In January 2016, the Company’s shelf registration statement on Form S-3 (File No. 333-208625) (the “Shelf Registration Statement”) was declared effective by the SEC. In May and June 2016, the Company issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. The Company received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds were $69.0 million.

2016 Employment Commencement Incentive Plan

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The Company reserved for future issuance under the 2016 Plan a total of 1,000,000 shares of its common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available. As of September 30, 2016, there were 307,000 options issued and outstanding under the 2016 Plan.

Stock-Based Compensation

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under our founders’ shares agreements (such shares, the “Founders’ Shares”). As of September 30, 2016, all shares were fully vested and there were no shares subject to repurchase. The Company recognized stock-based compensation expense within its condensed consolidated statement of operations of $0 and $9,000 for the three and nine months ended September 30, 2015, respectively, and recognized no expense in 2016 related to shares of common stock granted pursuant to the Founders’ Shares agreements.

The stock-based compensation expense recorded related to options granted to employees and nonemployees was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$4,399	$2,146	$9,842	$5,602
General and administrative	3,871	2,598	9,894	5,936
	$8,270	$4,744	$19,736	$11,538

9.	Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$83,939	$(71,334)	$(51,416)	$(170,869)
Denominator:
Weighted-average common shares outstanding	43,469,986	38,426,734	41,096,783	36,515,581
Less: weighted-average unvested common shares subject to repurchase (1)	—	—	—	(4,825)
Denominator for basic net income (loss) per share attributable to Coherus	43,469,986	38,426,734	41,096,783	36,510,756
Basic net income (loss) per share attributable to Coherus	$1.93	$(1.86)	$(1.25)	$(4.68)
Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$83,939	$(71,334)	$(51,416)	$(170,869)
Add: interest expense on convertible debt, net of tax	2,361	—	—	—
Adjusted net income (loss) attributable to Coherus	$86,300	$(71,334)	$(51,416)	$(170,869)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	43,469,986	38,426,734	41,096,783	36,510,756
Add effect of potential dilutive securities:
Stock options	3,637,441	—	—	—
Convertible debt	4,473,871	—	—	—
Denominator for diluted net income (loss) per share attributable to Coherus	51,581,298	38,426,734	41,096,783	36,510,756
Diluted net income (loss) per share attributable to Coherus	$1.67	$(1.86)	$(1.25)	$(4.68)

(1)	Shares were excluded as such shares represent restricted common stock granted pursuant to the Founders’ Shares agreements which vest contingently upon the holders’ continued services to the Company.

The following outstanding potentially dilutive securities consisting of stock options and the shares issuable upon conversion of the Convertible Notes are considered to be potential shares but are excluded from the calculation of diluted net loss per share because their effect would be antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	4,989,524	7,924,249	10,020,561	7,924,249
Shares issuable upon conversion of Convertible Notes	—	—	4,473,871	—
Total	4,989,524	7,924,249	14,494,432	7,924,249

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As September 30, 2016, the Company had $5.8 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $2.9 million in accounts payable–related parties, and $6.0 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2015, the Company had $10.9 million in prepaid assets (prepaid clinical, material, manufacturing and other–related parties), $3.5 million in accounts payable–related parties, and $6.1 million in accrued and other liabilities (accrued clinical, manufacturing and other–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $7.9 million and $10.0 million during the three months ended September 30, 2016 and 2015, respectively, and $31.9 million and $33.7 million during the nine months ended September 30, 2016 and 2015, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a company that provided recruiting services to the Company. As of September 30, 2016 and December 31, 2015, the Company did not have any related party balances in the Company’s condensed consolidated balance sheet related to recruiting services. The Company recorded in research and development expense in its condensed consolidated statements of operations, $0 for both three month periods ended September 30, 2016 and 2015, and $131,000 and $258,000 for the nine months ended September 30, 2016 and 2015, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $30,000 and $168,000 for the three months ended September 30, 2016 and 2015, respectively, and $80,000 and $511,000 for the nine months ended September 30, 2016 and 2015, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

11.	Subsequent Events

On October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s Shelf Registration Statement. The Company filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on February 29, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

Our clinical-stage biosimilar pipeline includes the following three product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In February 2016, an immunogenicity study in healthy volunteers pursuant to the CHS-1701 BLA met its primary endpoints. In July 2016, a follow-on pharmacokinetic/pharmacodynamics (“PK/PD”) study met all its co-primary endpoints. The safety profiles of CHS-1701 and Neulasta were very similar. There were no serious adverse events related to either study drug or clinical meaningful difference between CHS-1701 or Neulasta leading to study drug discontinuations. The U.S. Food and Drug Administration (“FDA”) accepted a biologics license application (“BLA”) for CHS-1701 in October 2016.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is an anti-TNF product candidate for which we have partnered with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), to develop and commercialize in Japan. In September 2016, we regained development and commercial rights from Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”, part of Shire plc as of June 2016) for Europe, Canada, Brazil, the Middle East and other territories. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We expect that results from these trials, combined with data from four Phase 1 studies, will support the expected submission of a marketing application in Europe in the first quarter of 2017 and in Japan in the first half of 2017. We anticipate completing a study to compare the relative bioavailability data of CHS-0214 at two different concentrations in 2017, also in support of the expected submission of a marketing application in Japan. We have retained the development and commercial rights to this product in the U.S. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product candidate successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. We initiated a Phase 3 study in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. in 2016 and the E.U. in 2017. We initiated a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) during the first quarter of 2016. In August 2016, we reported that our Phase 3 study in psoriasis met its primary endpoint. We anticipate filing a BLA for CHS-1420 in the first half of 2017, directly after completing and obtaining key clinical data and completing discussions with the FDA.

•

We reported positive Phase 2b efficacy data on CHS-131, an oral, small-molecule drug candidate, in relapsing remitting multiple sclerosis (“MS”). This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral MS therapies. We seek to partner CHS-131 for further development.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $51.8 million and $171.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $461.4 million.

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

In January 2016, our shelf registration statement on Form S-3 (File No. 333-208625), or the Shelf Registration Statement, was declared effective by the SEC. In May and June 2016, we drew 4,025,000 shares of common stock down from the Shelf Registration Statement and issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. We received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds to us were $69.0 million.

In October 2016, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell shares of our common stock, with aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program under which Cowen will act as our sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The shares will be issued pursuant to our Shelf Registration Statement. We filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We incurred increased expenses in 2016 and expect future expenses to increase as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, or The NASDAQ Global Market, or NASDAQ, additional insurance expenses, investor relations activities and other administration and professional services.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding Convertible Notes and associated non-cash interest related to the accretion of the debt discount and debt issuance costs during the three and nine month periods ended September 30, 2016.

Other Income (Expense), Net

Other income (expense), net for the three and nine month periods ended September 30, 2016 and 2015 consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. In March 2015, the contingent consideration related to the Earn-Out Payment which was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 29, 2016. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Collaboration and License Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Revenue:
Baxalta	$162,537	$6,807	$155,730	$188,292	$18,599	$169,693
Daiichi Sankyo	298	360	(62)	970	1,244	(274)
Total collaboration and license revenue	$162,835	$7,167	$155,668	$189,262	$19,843	$169,419

Collaboration and license revenue for the three months ended September 30, 2016 was $162.8 million compared to $7.2 million for the same period in 2015, an increase of $155.7 million.  For the nine months ended September 30, 2016, collaboration and license revenue was $189.3 million compared to $19.8 million for the same period in 2015, an increase of $169.4 million.  The increase is primarily due to revenue recognized in connection with regaining all development and commercial rights of CHS-0214 from Baxalta for Europe, Canada, Brazil, the Middle East and other territories.

In June 2016, Shire completed its acquisition of Baxalta and as part of its strategic portfolio review issued a termination notice of the Baxalta Agreement in its entirety on September 26, 2016.  As such, we regained from Shire all development and commercial rights previously licensed under CHS-0214. We recognized the outstanding balances of deferred revenue and contingent liability to collaborator of $85.8 million and $76.7 million, respectively, as revenue for the three months ended September 30, 2016.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Research and development	$64,573	$68,218	$(3,645)	$195,430	$161,629	$33,801

Research and development expenses for the three months ended September 30, 2016 were $64.6 million compared to $68.2 million for the same period in 2015, a decrease of $3.6 million. The decrease in research and development expenses was primarily due to:

•	a decrease of $9.3 million related to BLA-enabling studies for CHS-1701 due to fully enrolled and completed clinical studies;
•

a decrease of $7.3 million in costs incurred for CHS-0214 due to fully enrolling and completing Phase 3 clinical studies, which includes a decrease of $0.9 million in cost reimbursements from Daiichi Sankyo that were recognized as a reduction of research and development expense; and

•	partially offset by an increase of $7.3 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•

an increase of $2.0 million in personnel, consulting and other related expenses and $2.3 million in stock-based compensation primarily due to a net increase of 24 employees, annual salary increases and additional stock options granted since the third quarter of 2015; and

•	an increase of $1.3 million to advance other product candidates in our pipeline.

Research and development expenses for the nine months ended September 30, 2016 were $195.4 million compared to $161.6 million for the same period in 2015, an increase of $33.8 million. The increase in research and development expenses was primarily due to:

•	an increase of $31.5 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•	an increase of $10.1 million to advance other product candidates in our pipeline;
•

an increase of $6.6 million in personnel, consulting and other related expenses and $4.2 million in stock-based compensation due to a net increase of 24 employees, annual salary increases and additional stock options granted since the third quarter of 2015;

•	an increase of $1.5 million in facilities, supplies and materials and other infrastructure to support our research and development growth; and
•	an increase of $0.2 million to initiate and enroll a proof-of concept Phase 2 clinical study for CHS-131;
•	partially offset by a decrease of $14.1 million related to BLA-enabling studies for CHS-1701 due to fully enrolled and completed clinical studies; and
•

a decrease of $6.2 million in costs incurred for CHS-0214 due to fully enrolling and completing Phase 3 clinical studies, which includes a decrease of $0.8 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
General and administrative	$13,645	$10,166	$3,479	$36,303	$25,074	$11,229

General and administrative expenses for the three months ended September 30, 2016 were $13.6 million compared to $10.2 million for the same period in 2015, an increase of $3.5 million.  The increase was primarily due to an increase of $0.8 million in personnel, consulting and other related expenses and $1.3 million in stock-based compensation as a result of an increase in headcount, and costs associated with stock options granted since the third quarter of 2015.  Additionally, the rise in expenses was due to an increase of $1.6 million in legal and other professional services, partially offset by a decrease of $0.2 million in facilities, supplies and materials.

General and administrative expenses for the nine months ended September 30, 2016 were $36.3 million compared to $25.1 million for the same period in 2015, an increase of $11.2 million.  The increase was primarily due to an increase of $4.0 million in personnel, consulting and other related expenses and $4.0 million in stock-based compensation as a result of an increase in headcount, and costs associated with stock options granted since the third quarter of 2015.  Additionally, the rise in expenses was due to an increase of $3.0 million in legal, accounting, and other professional services and $0.2 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Interest expense	$2,420	$33	$2,387	$5,611	$33	$5,578

Interest expense was $2.4 million and $5.6 million for the three and nine months ended September 30, 2016 compared to $33,000 during the same periods in 2015. The increase was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs during the first nine months of 2016 related to the Convertible Notes that we issued on February 29, 2016.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)
Other income (expense), net	$1,647	$(235)	$1,882	$(3,762)	$(4,465)	$703

Other income (expense), net for the three months ended September 30, 2016 was net income of $1.6 million compared to net expense of $0.2 million for the same period in 2015, a net gain of $1.9 million. The net gain is primarily due to a $1.6 million decrease in the fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition, as a result of a revision of our estimated completion date of the compound transaction by nine months, during the third quarter of 2016 when compared to the same period in 2015.

Other expense, net for the nine months ended September 30, 2016 was $3.8 million compared to $4.5 million for the same period in 2015, a decrease of $0.7 million. The decrease is primarily due to the change in fair value of our contingent consideration related to the InteKrin acquisition of $4.4 million during the first nine months of 2015, as the fair value of the Earn-Out Payment portion of the contingent consideration was settled in March 2015. The decrease was partially offset by a $3.7 million increase in the change in fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the first nine months of 2016, driven by our positive Phase 2b data on CHS-131, and as such, the probability of occurrence was increased from 10% to 33%.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October, 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program.

As of September 30, 2016, we had an accumulated deficit of $461.4 million and cash and cash equivalents of $159.7 million. We believe that our current available cash and cash equivalents together with the funding we expect to receive under our license agreement with Daiichi Sankyo will be sufficient to fund our planned expenditures and obligations through at least the next 12 months. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(165,653)	$(113,557)
Net cash used in investing activities	(2,949)	(5,505)
Net cash provided by financing activities	170,180	122,359
Effect of exchange rate changes in cash and cash equivalents	(127)	2
Net increase in cash and cash equivalents	$1,451	$3,299

Net cash used in operating activities

Cash used in operating activities was $165.7 million for the nine months ended September 30, 2016, which was primarily due to the following:

•	a net loss of $51.8 million,
•	non-cash reduction of $1.3 million in other receivables due to the reversal of a provision,
•

decrease in deferred revenue of $93.0 million as we recognized deferred revenue from our Daiichi Sankyo collaboration agreement and all Baxalta collaboration deferred revenue as a result of the termination of the Baxalta license agreement during the third quarter of 2016,

•	decrease in contingent liability to collaborator of $66.3 million as we recognized revenue as a result of the termination of the Baxalta license agreement during the third quarter of 2016, and
•

decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $2.4 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $19.7 million, fair value remeasurement of our contingent consideration obligation of $3.7 million, non-cash interest expense of $0.7 million, and depreciation and amortization of property and equipment of $2.2 million, and

•

a net decrease in prepaid and other assets of $21.8 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments and a decrease in receivables from collaboration and license agreement of $1.1 million.

Cash used in operating activities was $113.6 million for the nine months ended September 30, 2015, which was primarily due to the following:

•	a net loss of $171.4 million,
•

increase in prepaid and other assets of $13.5 million resulting from the increase in clinical activities and timing of vendor payments as a result of prepayments for comparator drug and for starting clinical trials,

•	decrease in advanced payments under license agreements of $1.2 million; and
•	a decrease in deferred revenue of $0.4 million.

The cash used in operating activities was partially offset by the following:

•

non-cash charges of stock-based compensation of $11.5 million, $4.4 million related to the remeasurement of our contingent consideration obligations, and $1.3 million for depreciation and amortization,

•	increase in accounts payable, accounts payable-related parties, and accrued and other liabilities of $33.9 million as a result of the increase in clinical activities and timing of vendor payments,

•	increase in contingent liability to collaborator of $15.9 million and an increase, and
•	a decrease of $1.9 million in receivables from collaboration and license agreement and a decrease in notes receivable of $1.9 million as it was collected.

Net cash used in investing activities

Cash used in investing activities of $2.9 million for the nine months ended September 30, 2016 was due to the purchase of capital equipment and leasehold improvements.

Cash used in investing activities of $5.5 million for the nine months ended September 30, 2015 was due to the purchase of capital equipment and leasehold improvements of $4.7 million, and an increase in restricted cash of $0.8 million as a result of the new headquarters lease requirements.

Net cash provided by financing activities

Cash provided by financing activities of $170.2 million for the nine months ended September 30, 2016 was primarily related to proceeds of $100.0 million from the issuance of the Convertible Notes, the proceeds of $69.5 million from the issuance of our common stock, net of underwriting discounts and commissions, and $2.0 million from the exercise of stock options, partially offset by payments of convertible debt issuance costs of $0.7 million and offering expenses of $0.5 million related to the issuance of common stock.

Cash provided by financing activities of $122.4 million for the nine months ended September 30, 2015 was primarily related to the net proceeds of $122.8 million from the issuance of our common stock in connection with our follow-on offering and private placement, and proceeds from the exercise of stock options of $1.0 million, partially offset by our payments of costs related to our initial public offering and follow-on equity offering of $1.5 million.

Funding Requirements

We believe that our current available cash and cash equivalents together with the funding we expect to receive under our license agreement with Daiichi Sankyo will be sufficient to fund our planned expenditures and meet our obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

We will need to raise additional capital to fund our operations in the near future.  Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The following table summarizes our future contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations (1)	$154,100	$8,200	$16,400	$16,400	$113,100
Operating lease obligations (2)	15,095	1,721	4,956	5,229	3,189
Purchase obligations (3)	14,490	14,490	—	—	—
Contingent payments to InteKrin stockholders	4,990	4,990	—	—	—
Total contractual obligations	$188,675	$29,401	$21,356	$21,629	$116,289

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes.
(2)	These amounts are comprised of the rent payments on our facility leases.
(3)	The purchase obligations are comprised of our non-cancelable purchase commitments related to clinical manufacturing.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we had cash and cash equivalents of $159.7 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2016, we filed a petition for IPR of AbbVie U.S. Patent 9,114,166 (‘166) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0. On November 7, 2016, the PTAB did not institute our petition for IPR of the ‘166 patent.

ITEM 1A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $223.9 million and $87.2 million for the years ended December 31, 2015 and 2014, respectively, and $51.8 million and $171.4 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $461.4 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In September 2016, we regained development and commercial rights from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 clinical development with CHS-1420 (our adalimumab (Humira) biosimilar candidate). We completed Phase 3 or other BLA-enabling development with two other lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for CHS-1701 was accepted by the FDA in October 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-0214 and CHS-1420. We have not yet initiated clinical trials for CHS-5217 (bevacizumab (Avastin) biosimilar) and CHS-3351 (ranibizumab (Lucentis) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;

•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and Inter Partes Reviews (“IPRs”) with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

As of September 30, 2016, our cash and cash equivalents were $159.7 million. We expect that our existing cash and cash equivalents, together with funding we expect to receive under our license agreement with Daiichi Sankyo, additional projected license agreements that are in negotiation to partner global rights to our immunology (anti-TNF) franchise and expected proceeds from our ATM Offering Program, will be sufficient to fund our current operations for at least the next 12 months; however, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates if we are not able to partner our immunology (anti-TNF) franchise by the end of 2016. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

For example, we altered the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business. In October 2016, we completed two clinical pharmacokinetic bioequivalence studies for CHS-0214, and the results will be provided to European and Japanese regulatory authorities.

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

We and our collaboration partners have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we or our collaboration partners intend to market our etanercept (Enbrel) biosimilar product, CHS-0214 in Japan (through our licensee Daiichi Sankyo) and certain Latin American countries (through our licensee Orox). We intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and future oncology biosimilar candidates in the United States and may seek to partner commercially all oncology biosimilars outside the United States. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

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

As of September 30, 2016, we had 139 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, Amgen Inc., or Amgen, has licensed its adalimumab (Humira) biosimilar candidate to our partner Daiichi Sankyo in July 2016;

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

We are dependent on Daiichi Sankyo and Orox for the commercialization of our biosimilar product candidates in certain major markets and may seek additional commercialization partners, and their failure to commercialize in those markets could have a material adverse effect on our business and operating results.

Our exclusive licensee, Daiichi Sankyo, is responsible for commercialization of CHS-0214 in Japan. Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-1701, CHS-0214 and CHS-1420, in certain Caribbean and Latin American countries (excluding Brazil). We intend to seek a commercialization partner for CHS-0214 in Europe and other jurisdictions outside the U.S. (excluding Japan and certain Caribbean and Latin American countries). We may also seek a commercialization partner for CHS-0214 in the U.S. If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz International GmbH, or Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan Inc. appears to have submitted a Neulasta biosimilar candidate for market approval in the E.U. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali), also known as SB4, for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In August 2016, the FDA approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases. Boehringer, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer’s program and Pfizer’s program are in Phase 3, and that Amgen and Samsung Bioepis have each submitted a Humira biosimilar candidate for market approval in the United States and in the E.U., respectively. In September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

Because we have limited or no internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we have found it necessary to enter into alliances with other companies. For example, in 2012, we entered into a collaboration agreement with Daiichi Sankyo for the development and commercialization of CHS-0214 in Japan. For commercialization of our biosimilar product candidates in certain Caribbean and Latin American countries, we entered into an exclusive distribution arrangement with Orox in 2012. In the future, we may also find it necessary to form alliances or joint ventures with major pharmaceutical companies to jointly develop and/or commercialize specific biosimilar product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances, we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

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

On November 7, 2015 and December 9, 2015, we filed petitions for Inter Partes Review (“IPR”) in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135 (or ‘135); 9,017,680 (or ‘680); and 9,073,987 (or ‘987), all of which concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  In addition, on May 9, 2016, we filed a petition for IPR of AbbVie U.S. Patent 9,114,166 (or ‘166) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.

IPR filings, including ours, are a matter of public record and can be viewed at the USPTO website.  On May 17, 2016 and on June 13, 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO instituted our petition for IPR of the ‘135 patent, the ‘680 and ’987 patents, respectively. On November 7, 2016, the PTAB did not institute our petition for IPR of the ‘166 patent; however, we and others will be able to challenge this patent in further IPRs or in district court litigation.  If the arguments we raise in any instituted IPR fail to persuade the USPTO, after trial, that the challenged patent claims are unpatentable, we will not be able to raise those same arguments in district court litigation.  However, other biosimilar entities may be in a position to challenge the patents in IPRs or district court litigation, and we could still assert certain bases of invalidity or unenforceability that are not subject to review in IPR proceedings. If the ‘166 patent is not invalidated and we are not successful in developing a formulation that does not infringe the ‘166 patent, we may be precluded from marketing a biosimilar of adalimumab until the expiration of the ‘166 patent which we understand is August, 2022. We note that on December 29, 2015, Boehringer Ingelheim filed two IPRs against the ‘135 patent, which were instituted by the PTAB in July 2016.  If we do not prevail in the IPRs or in any subsequent litigation that may occur between us and AbbVie concerning AbbVie’s RA dosing patents, and if other parties are not successful in challenging the validity of these patents, we could be precluded from marketing a 40 mg biweekly subcutaneous dosage for RA until the expiration of AbbVie’s dosing patents directed to this treatment regimen.

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

We may discover that competitors are infringing our issued and pending patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents, if we or one of our collaboration partners, such as Daiichi Sankyo or Orox, were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator180 days prior notice of commercial marketing.  The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products.  On February 16, 2016 Sandoz filed a petition for writ of certiorari to the United States Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180-day pre-marketing notification can only be given after FDA has approved the biosimilar product.  The Supreme Court may or may not choose to review the Federal Circuit decision.  Regardless of how the 180-day notice provision is applied by the courts, patent infringement lawsuits filed by originators could result in preliminary or permanent injunctions extending beyond the 180-day notice period.

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

Due to Russia’s recent military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $21,000 of cash in Russian banks as of September 30, 2016. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma inhibitor that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma inhibitor compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma inhibitor product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through November 7, 2016 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2016 our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 68.3% of our voting stock (assuming no exercise of outstanding options). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2016, there were 43,626,695 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offering are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2016, approximately 10.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In October 2016, we entered into a Sales Agreement with Cowen under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program.

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

COHERUS BIOSCIENCES, INC.

Date: November 9, 2016	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/12/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/12/2014

10.1	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	10.1	9/26/16

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine  months ended September 30, 2016 and 2015, and (v) Notes to the Condensed Consolidated Financial Statements.

					X