Form 10-K
period 2016-12-31
Coherus BioSciences, Inc.
filed 2017-03-14
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2016 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the NASDAQ Global Market on that date, was approximately $464.1 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of registrant’s common stock issued and outstanding as of February 28, 2017 was 51,147,165.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the timing and the success of the design of the clinical trials and planned clinical trials of CHS-0214 (our etanercept (Enbrel®) biosimilar candidate); and CHS-1420 (our adalimumab (Humira®) biosimilar candidate);

•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate), CHS-0214 and CHS-1420;
•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-0214 and CHS-1420;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-0214 and CHS-1420 or our future product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-0214 and CHS-1420 and any other product candidates;
•	the rate and degree of market acceptance of CHS-1701, CHS-0214 and CHS-1420 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-0214 and CHS-1420 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
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

Overview

We are a late-stage clinical biologics platform company focused on the global biosimilar market. Biosimilars are an emerging class of protein-based therapeutics with high similarity to approved originator products on the basis of various physicochemical and structural properties, as well as in terms of safety, purity and potency. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production and clinical-regulatory development. Since our founding in 2010, we have advanced three product candidates into Phase 3 clinical studies or filed for a Biologics License Application (BLA) enabling clinical development, entered into partnerships with two global pharmaceutical companies and entered into an agreement with one strategic biologics manufacturer.

Our business is organized around therapeutic franchises:

1)

Oncology biosimilar candidates pegfilgrastim (Neulasta), which has been filed for approval in both the United States and Europe with regulatory action expected in both geographies as early as in 2017, and bevacizumab (Avastin®), which is in preclinical stage;

2)	Immunology (Anti-TNF) biosimilar candidates etanercept (Enbrel) and adalimumab (Humira®), which are both in post-Phase 3 top-line result clinical-stage;
3)	Ophthalmology biosimilar candidate ranibizumab (Lucentis®), in preclinical stage; and
4)	Multiple sclerosis small molecule therapeutic candidate, CHS-131, which completed a Phase 2b proof-of-concept trial in 2016.

Oncology Biosimilars

CHS-1701 stimulates production of granulocytes (a type of white blood cell) in order to promote the body’s ability to fight infections. In March 2015, we initiated a pivotal pharmacokinetic and pharmacodynamic (PK/PD) study for CHS-1701 in the U.S. comparing CHS-1701 to Neulasta, which we reported in October 2015. This study met its primary PD endpoints of absolute neutrophil count (ANC). In terms of PK parameters, the study also met bioequivalence for Cmax. The Area Under the Curve (AUC) portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study is acceptable to support filing the BLA, we initiated a follow-on PK/PD study in February 2016, which met its primary clinical endpoints in July 2016. We initiated an immunogenicity study in healthy volunteers pursuant to this BLA in May 2015 and reported in February 2016 that CHS-1701 met its immunogenicity endpoints. We filed for marketing approval in the U.S. on August 9, 2016 and have an action date with the FDA of June 9, 2017. We filed for approval in Europe in October 2016 and anticipate an action date with the European Medicines Agency, or EMA, in the fourth quarter of 2017. We plan on marketing this product candidate ourselves in the U.S. and we are seeking to partner commercially in Europe.

We are developing master cell banks for several new biosimilar candidates of biologic therapeutics in oncology, including CHS-5217. As we intend to commercialize CHS-1701 in the U.S., we anticipate being able to commercialize other oncology biosimilar candidates in the U.S. as well. We will seek to find a commercial partner for all oncology biosimilars outside the U.S.

Anti-TNF Biosimilars

Our clinical-stage pipeline consists of two anti-tumor necrosis factors, or anti-TNFs. TNF is a substance in the body that is involved in the inflammatory response. Our most clinically advanced anti-TNF product candidate, CHS-0214, is an etanercept (Enbrel) biosimilar candidate for which we have partnered with Daiichi Sankyo Company, Limited, or Daiichi Sankyo, in Japan. Outside of Japan, Coherus has global rights to CHS-0214. We have completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. Our second anti-TNF product candidate, CHS-1420, is an adalimumab (Humira) biosimilar candidate, and completed Phase 1 studies in August 2014. In August 2016, we announced positive 12-week results from a Phase 3 study in psoriasis patients and, in January 2017, positive confirmatory results at 24-weeks in the same study for CHS-1420 to support the planned filing of a marketing application in the U.S. and in the European Union (E.U.) in the first half of 2017.

We intend to find commercialization partners for all of our anti-TNF or anti-inflammatory biosimilar candidates.

Overview of the Market Opportunity for Biosimilars

According to Evaluate Pharma, total global annual revenues from the anti-tumor necrosis factor alpha, or anti-TNF-a, adalimumab, etanercept and pegfilgrastim-based originator products exceeded approximately $30 billion in 2016. We intend to pursue a brand strategy for our biosimilar products that projects high similarity to the originator and positive differentiation to competing biosimilars at a competitive price.

The global market opportunity for biosimilars is emerging as a result of several factors. First, through 2020, 30 “blockbuster” biologics, each with worldwide annual sales in excess of $1 billion, face loss of patent exclusivity in at least one major pharmaceutical market. These products achieved approximately $109 billion in aggregate worldwide sales in 2016. Second, regulatory agencies around the world have responded to these upcoming patent expirations by defining new biosimilar approval pathways. We believe these regulatory initiatives will help streamline the approval process across various international regulatory agencies and encourage growth of the overall biosimilar market. Third, implementation of more stringent cost containment practices on the part of governments and insurers has increased demand for high-quality biosimilars, which we believe will result in substantial market growth over time.

While the potential market opportunity is significant, biosimilar product development poses a number of scientific, regulatory and technical challenges that distinguish it from traditional, small-molecule generic product development. We believe our world-class team of biologic therapeutic developers and renowned scientists gives us the critical capabilities to successfully address the complexities underlying these challenges. Our team includes industry veterans with decades of experience in pioneering biologics companies, such as Amgen and Genentech, where they were responsible for leading, and in some cases establishing, these organizations’ core capabilities in process development, protein manufacturing and analytical research and development as well as sales and marketing. We have also assembled a distinguished scientific advisory board of leading scientists who are acknowledged experts in their respective fields.

Our business model places our internal team at the center of a coordinated development effort in which our senior team of experts focuses on the highly-specialized, strategic and technical aspects of biosimilar development that are core to our business and difficult to replicate. For other aspects of our operations that require greater scale or more capital-intensive investments, we have established a network of relationships with highly-competent external organizations and strategic partnerships that we believe will provide the competitive scale required to address the global biosimilar market opportunity. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. (KBI Biopharma) for long-term commercial manufacturing of CHS-1701. In addition, our dynamic organization allows us to respond to the rapidly evolving biosimilar landscape.

Our Strategy

Our goal is to become a leading global biosimilar company. The five key elements of our strategy are to:

•

Leverage our platform and internal expertise in process science, molecular biology and protein production, as well as our clinical, regulatory and commercial strategies, to screen and select biosimilar candidates. Our team possesses a deep understanding of the technical advancements that enable the development of biosimilars. We believe we are able to effectively select product candidates using a stringent process that factors in technical feasibility, size of originator products opportunity and market receptivity to biosimilars, as well as other criteria. With this comprehensive approach, we believe we are able to move quickly and in a capital-efficient manner to advance product candidates into clinical trials with strong potential to be partnered and commercialized.

•

Advance our lead programs through clinical development to secure approvals in major markets. We have developed a clinical-stage pipeline consisting of three product candidates. In June and July 2014, we initiated our first Phase 3 clinical trials, advancing CHS-0214 in rheumatoid arthritis and psoriasis, to support the planned filing of a marketing application in Europe and Japan in 2017. We initiated a Phase 3 clinical trial of CHS-1420 in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. and the E.U. in 2017. For CHS-1701, we filed for marketing approval in the U.S. in August 2016 and in Europe in October of 2016. To support these filings, we successfully completed pivotal pharmacokinetic, pharmacodynamic and immunogenicity studies. We attempt to adapt our clinical trials to meet the regulatory requirements of multiple jurisdictions, including the U.S., Europe and Japan, such that one set of pivotal clinical trials may be sufficient for approval in all jurisdictions. We believe we can advance CHS-1701 to a 351(k) (biosimilar) approval application without a collaboration or licensing partner.

•

Continue to advance our early-stage product pipeline. We will apply our team’s expertise and our platform to identify and pursue multiple additional biosimilar product opportunities. In addition to our clinical-stage product candidate portfolio, we have identified at least two potential product candidates (including CHS-5217, bevacizumab (Avastin) and CHS-3351, ranibizumab (Lucentis) biosimilar product candidates) that meet our stringent selection criteria, which have entered early development. Our goal is to advance at least one of these product candidates into clinical trials in 2017. We continue to evaluate other potential product development candidates to further expand our pipeline.

•

Maximize the value of our portfolio and pipeline by retaining commercial rights to our products for our oncology biosimilar candidates in the United States and by partnering with leading pharmaceutical companies to commercialize our products in other therapeutic areas. We intend to retain U.S. rights to our oncology assets while licensing rights in exchange for upfront, cost sharing, milestone and royalty payments for our assets in other therapeutic areas. For example, we have partnered with Daiichi Sankyo to commercialize CHS-0214 in Japan and we may seek a partner for CHS-1420 in 2017 in some or all territories. Such arrangements are intended to support the clinical studies required for regulatory approval of our product candidates and provide us with financial resources and enhanced commercial access.

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

Background on Biosimilars

Significant Market Opportunity

According to the IMS Institute for Healthcare Informatics, the 2015 global biologics market represented over $200 billion in sales, with virtually the entire market composed of branded originator products. Patent expirations for many commercially successful branded biologic products will provide an unprecedented opportunity for cost containment through the introduction of biosimilars. Through 2020, 30 major branded biologic products, each with worldwide annual sales in excess of $1 billion, face loss of patent exclusivity in at least one major pharmaceutical market. These products achieved approximately $109 billion in aggregate worldwide sales in 2016. We believe this wave of patent expirations will create one of the most significant opportunities for the biotechnology industry in the coming years. The following originator products (all of which are “blockbuster” biologics) are facing loss of patent exclusivity in at least one major market through 2020:

Actemra Advate Avastin Avonex Botox Enbrel Epogen Erbitux	Herceptin Humalog Humira Kogenate Lantus Levemir Lucentis Neulasta	Neupogen Norditropin SimpleXx NovoMix 30 NovoRapid Orencia Pediarix Pegasys Procrit	Rebif Remicade Rituxan Synagis Tysabri Xolair

Escalating healthcare costs and healthcare reform have been major drivers for the advancement of the biosimilar market. Governments and insurers are in search of mechanisms to contain costs and expand patient access without sacrificing quality of care. Further, governments and private-payors are using an increasing and disproportionate amount of healthcare spending on biologic therapeutics. According to data from Express Scripts, approximately $4 out of every $10 spent on prescription drugs in 2016 in the U.S. is projected to be spent on specialty medications, mostly complex biologics that are only used by 2% of the population.

Compounding the issue is the fact that biologic therapeutic costs are escalating at an increasingly unsustainable rate. IMS Institute for Healthcare Informatics also reported that the total spend increase for specialty biologic therapeutics in 2015 was as high as approximately 22%, depending on payor segment. Consequently, we believe there is tremendous cost pressure to bring high-quality, lower-priced biologic therapeutics to market. We further believe our products target payor segments having among the highest rates of spending and anticipated spending growth, including inflammation and cancer.

We expect the biosimilar marketplace to have several distinct characteristics as it develops. First, it is likely to become a branded market without significant participation by generic small molecule manufacturers, who are less likely to have the technical, regulatory and clinical expertise required to succeed in this market. Second, the biosimilar markets we expect to target are unlikely to default to interchangeability in the near to medium term, which means the prescription decision will not exclusively reside in the hands of pharmacists or payors but also in the hands of physicians, requiring commercialization efforts to drive sales. We believe that the biosimilar market adoption and penetration rates for each biosimilar will primarily be determined by four key factors: (1) patient criticality (the degree of severity in the patient’s condition), (2) rapidity of feedback on the safety and efficacy of the drug based on the patient response, (3) the physician and patient share influence relative to the payor in the prescribing decision and (4) the prevalence of payor incentives to drive substitution. We believe there will be strong market adoption and penetration for our CHS-1701, CHS-0214 and CHS-1420 biosimilars particularly due to low patient criticality and payor incentives. We believe that the participation of major pharmaceutical firms, including Pfizer, Inc., or Pfizer, and Sandoz International GmbH, or Sandoz, in the biosimilar markets that we are targeting indicates that there will be a relatively small number of biosimilar competitors, pricing stability and favorable market dynamics.

The Challenge of Biosimilar Product Development

Proteins consist of one or more long chains of amino acids and perform a vast array of functions within living organisms, including catalyzing metabolic reactions, replicating DNA, responding to stimuli and transporting molecules from one location to another. Such protein molecules differ from one another primarily in their sequence of amino acids, which results in folding of the protein into a specific three-dimensional structure that determines its activity.

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

Accordingly, inherent variation is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. Since the product quality characteristics of originator molecules exist as a range of values rather than as an absolute, as it is the case for small-molecule therapeutic generics, regulators have issued guidelines that require demonstration of biological similarity and functional equivalence. Thus, we believe the ultimate result of protein heterogeneity and complexity is a biosimilar market where only organizations with great technical skill can compete successfully and will do so in a market of relatively few participants and relatively stable prices.

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

•

Molecular tuning to achieve biosimilarity. Accurately reproducing the glycosylation pattern of the originator protein is particularly critical to successful development of a biosimilar, as this profile can substantially impact pharmacokinetics and biologic activity. By conducting a number of critical steps in a parallel fashion, we have been able to complete this process for our etanercept (Enbrel) biosimilar product candidate in an extremely short period of time while achieving a high degree of biosimilarity. A similar parallel process has been applied to our other biosimilar product candidates.

•

Process science. We design and develop systems that integrate state-of-the-art growth media, chromatography resins, filters and techniques to produce our products. We have demonstrated that our protein production processes are highly scalable, extremely robust and easily automated, resulting in consistent product quality, biosimilarity and yield.

•

Intellectual Property. We believe our expertise and investment in the discovery of proprietary technologies, such as in the area of protein stabilization, enhances our ability to create intellectual property that can enable us to innovate around patent protected features of originator products. For example, stabilization of protein in solution (the protein’s ability to maintain its three dimensional structure and biological activity) is an essential part of obtaining a commercially viable therapeutic. While originator companies have pursued a strategy of establishing intellectual property around certain patent protected formulations, we believe our investment in proprietary formulation technology allows us to differentiate our products in order to avoid such patent protected formulations, thereby enabling earlier market entry than otherwise would be possible. In particular, we note that the originator formulations for Humira and Enbrel are subject to unexpired patents that specify use of various formulation ingredients and properties. We have developed proprietary formulations for our Enbrel and Humira biosimilar products which do not require these features.

•

Global regulatory strategy and clinical development. The global biosimilar regulatory environment is rapidly evolving and differs significantly from that of innovator products. We and our partners have met with competent authorities in the U.S., the E.U. and Japan and have gained deep insight into the regulatory rationale and nuanced approach required to successfully navigate global requirements.

Five Key Steps to Biosimilar Drug Development

We apply our platform to five key steps of biosimilar development that are designed to provide the analytical, nonclinical and clinical basis to establish biosimilarity and support regulatory approval of our product candidates. We have had meetings with regulatory agencies in several of the major regulated markets to discuss our three most advanced product candidates and the data that will be required to support marketing approval. The outcomes of these discussions have informed our clinical designs, product development and regulatory strategies.

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

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

An essential global regulatory requirement is the completion of a clinical study in a sufficient number of human subjects directly comparing the originator product and our biosimilar product candidate to establish PK/PD similarity. The U.S. and European regulatory agencies have established requirements for bioequivalence with respect to three prospectively defined parameters as follows:

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

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

The final step to support approval is a single Phase 3 confirmatory safety and efficacy study in a therapeutic indication for which the originator product has been approved. The objective of this study is to demonstrate biosimilarity between the originator and biosimilar therapeutics with respect to safety and efficacy. Subject to discussions with regulators and agreement on trial endpoints, we strive to demonstrate that our biosimilar products are as effective and safe as the originators. Trial endpoints include considerations such as the number of subjects, statistical significance, confidence intervals and accumulated safety database size.

Development Portfolio

The following chart summarizes key information regarding our current product candidate pipeline:

Candidate	Originator Product	Originator Approved Indications	Status/Anticipated Milestones		Coherus Commercial Rights
Oncology Pipeline
CHS-1701	pegfilgrastim (Neulasta)	Febrile Neutropenia.	●	Phase 1 (351 (a)) completed	Worldwide, ex-Latin America (except Brazil and Argentina)
			●	Completed pivotal PK/PD BLA-enabling study in October 2015

			●	Immunogenicity study read-out met primary endpoints in February 2016

			●	Follow-on PK/PD BLA-enabling study met primary endpoints in August 2016

			●	BLA accepted in October 2016
			●	Market Authorization Application (MAA) for European approval accepted in November 2016
CHS-5217	bevacizumab (Avastin)	Metastatic Colorectal Cancer, Non–Small Cell Lung Cancer, Metastatic Kidney Cancer, Advanced Cervical Cancer, Platinum-Resistant Ovarian Cancer, Recurrent Glioblastoma.	●	Preclinical stage	Worldwide, ex-Latin America (except Brazil)
Immunology (Anti-TNF) Pipeline
CHS-0214	etanercept (Enbrel)	Ankylosing Spondylitis, Juvenile Idiopathic Arthritis, Psoriasis (PsO), Psoriatic Arthritis, Rheumatoid Arthritis (RA).	●	Phase 3 clinical trials in PsO and in RA met primary efficacy endpoints in fourth quarter of 2015 and first quarter of 2016, respectively	Worldwide, ex-Japan and ex-Latin America (except Brazil)[1]

●

Completed two bridging Phase 1 studies in October 2016 and completed a relative bioavailability data study of CHS-0214 at two different concentrations for the submission of a marketing application in Japan in March 2017

			●	Expected to file Market Authorization Application (MAA) in E.U. in the second half of 2017
CHS-1420	adalimumab (Humira)	Ankylosing Spondylitis, Behçet’s Disease, Crohn’s Disease, Juvenile Idiopathic Arthritis, Psoriasis (PsO), Psoriatic Arthritis, Rheumatoid Arthritis (RA), Ulcerative Colitis.	●	Phase 1 study completed	Worldwide, ex-Latin America (except Brazil)
			●	Completed Phase 3 clinical study in PsO in the fourth quarter of 2016

			●	Completed PK bioequivalence bridging studies with Phase 3 drug material in March 2017

			●	Expected to file BLA in the United States in the first half of 2017
Ophthalmology Pipeline
CHS-3351	ranibizumab (Lucentis)	Neovascular (Wet) Age-related Macular Degeneration, Macular Edema Following, Retinal Vein Occlusion, Diabetic Macular Edema, Diabetic Retinopathy.	●	Preclinical stage	Worldwide, ex-Latin America (except Brazil)

[1]

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

Oncology Biosimilar Pipeline Opportunity

CHS-1701 (Our Pegfilgrastim (Neulasta) Biosimilar Candidate)

Granulocyte colony-stimulating factor, or G-CSF, is a protein that promotes the survival, proliferation (an increase in the number of cells due to cell growth and cell division) and differentiation of certain types of white blood cells known as neutrophils. Recombinant G-CSF therapies, such as filgrastim (Neupogen) and pegfilgrastim (Neulasta), are commonly used in the prevention of chemotherapy-induced neutropenia in cancer, which is characterized by an abnormally low level of neutrophils and other white blood cells that aid in the defense against infections. We selected pegfilgrastim as the development target for our biosimilar G-CSF product candidate for the following reasons:

•

Large market opportunity. The combined opportunity for both short- and long-acting G-CSF therapies worldwide is estimated to exceed $5 billion in 2017, and pegfilgrastim therapies are expected to capture over 70% of the worldwide G-CSF market. It is estimated that the worldwide opportunity for Neulasta, the reference product for CHS-1701, will exceed $4.5 billion in 2017.

•

Receptivity to biosimilars. We believe there is strong conviction among payors to drive biosimilar adoption in the G-CSF category. This is supported by the uptake of filgrastim biosimilars in the EU5 (Spain, Great Britain, France, Germany and Italy), which were initially launched in 2008 and achieved approximately a 60% share of the accessible short-acting G-CSF market and an approximately 85% share of the reference product market by the end of 2015. These percentage shares are based on sales of all short-acting G-CSF products in the EU5 measured in treatment days. The accessible short-acting G-CSF market is formed by Euprotin, Granocyte, Myelostim, Neutrogin, Neulasta (the reference product) and filgrastim biosimilars.

•

Timing of patent expiration. We believe that the expiration of certain originator patents pertaining to pegfilgrastim in major markets offers us a near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we have not been precluded by the originator’s patents from introducing a pegfilgrastim biosimilar candidate in the United States since October 2015 and would not be precluded in Europe after August 2017.

Product Overview

Neulasta, the reference product for CHS-1701, is a PEGylated form of the recombinant human G-CSF analog, filgrastim. Filgrastim produced from E. coli is not glycosylated. We have performed extensive analytical characterization of CHS-1701 and have determined that its basic and higher-order structures are similar to Neulasta. We have also performed in vitro characterization of the biological activity of CHS-1701. The biological effect of CHS-1701 on neutrophils was assessed by measuring the proliferation of NFS-60 cells that are commercially available hematopoietic cells (blood cells that give rise to other blood cells) of neutrophilic lineage expressing G-CSF receptors and have been used extensively for testing G-CSF products. The biological activity of CHS-1701 (proliferation of NFS-60 cells) is a consequence of its binding to G-CSF receptors expressed on NFS-60 cells, activation of this receptor and induction of the proliferation. We determined that CHS-1701 stimulated the proliferation of the NFS-60 cells in a manner consistent with that observed with Neulasta.

Neulasta is approved in the U.S. and Europe and is indicated as a treatment to reduce the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anticancer drugs associated with a clinically significant incidence of febrile neutropenia.

Analysts project the worldwide market for Neulasta in 2017 will exceed $4.5 billion, of which approximately $3.7 billion would be in the U.S. We have concluded that patent expiration in major markets offers a near-term opportunity to introduce biosimilar competitors in the U.S. after October 2015 and in Europe after February 2018.

Current Development Status and Data

Under the 351(k) (biosimilar) pathway, we have successfully submitted a BLA for CHS-1701 on August 9, 2016 and received a Biosimilar User Fee Act, or BSUFA, action date for this BLA from the FDA of June 9, 2017. In October 2016, we filed an MAA for European approval. The BLA and MAA submissions are supported by the successful completion of similarity data from analytical, PK, PD and immunogenicity studies comparing CHS-1701 and Neulasta.

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

Step 2: Analytical Characterization and In Vitro Comparability

Filgrastim produced from E. coli is not glycosylated. We performed extensive analytical characterization of CHS-1701 and have determined its basic and higher-order structures are similar to Neulasta. We studied the in vitro activity of CHS-1701 in an assay measuring the proliferation of the murine myeloid leukemia cell line, NFS-60. CHS-1701 stimulated the proliferation of the NFS-60 cells in a concentration-dependent manner, consistent with the proliferation seen with Neulasta.

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

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

While under the 351(a) (novel biologic) regulatory pathway, we conducted a Phase 1, randomized, double-blind, single-dose, two-period crossover study to assess the PK profile, safety and activity of a single subcutaneous 6 mg dose of CHS-1701 compared to Neulasta in 79 healthy human subjects between November 2012 and March 2013.

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

Step 5: Further Studies Supporting 351(k) BLA Regulatory Filing.

In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal PK/PD study for CHS-1701 under the 351(k) (biosimilar) pathway in the U.S. which completed in October 2015. This study met its primary PD endpoints. In terms of PK parameters, the study also met bioequivalence for C max. The AUC portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study could support the BLA, we initiated a follow-on PK/PD study in the first quarter of 2016 and successfully completed that study in July 2016. This second study, conducted under the 351(k) (biosimilar pathway), met all of its co-primary endpoints for PK, C max and AUC, and for PD, absolute neutrophil count (ANC max and ANC AUC). For both PK and PD endpoints, the 90% confidence intervals for the GMR were well contained within the pre-specified margins of 80% to 125%. This randomized, single-blind, three-sequence, three-period crossover study in healthy subjects assessed PK, PD, and safety (including immunogenicity) of a 6 mg subcutaneous (SC) injection of CHS-1701 compared to 6 mg SC dose of Neulasta. A total of 122 healthy volunteer subjects were randomized to one of three treatment sequences, each with three treatments (Neulasta/Neulasta/CHS-1701 or CHS-1701/Neulasta/Neulasta or Neulasta/CHS-1701/Neulasta). Subject inclusion criteria, procedures and study design, as well as other measures, reflected modifications addressing findings in the previous PK/PD study under the 351(k) (biosimilar) pathway, successfully decreasing subject variability and eliminating the extreme subject outliers previously observed.

In May 2015, we initiated an immunogenicity study in healthy volunteers pursuant to this BLA, which completed in January 2016 and met its primary endpoints.

We filed the BLA on August 9, 2016 and have a BSUFA action date of June 9, 2017. In October 2016, we filed an MAA for European approval, which was accepted in November 2016.

CHS-5217 (Our Bevacizumab (Avastin) Biosimilar Candidate)

Bevacizumab is a recombinant humanized monoclonal antibody that blocks angiogenesis by inhibiting vascular endothelial growth factor A (VEGF-A). VEGF-A is a protein that stimulates angiogenesis, which is the formation of blood vessels. In turn, the formation of new blood vessels may promote the growth of certain solid tissues, including solid tumors. Bevacizumab was first approved in 2004 by the FDA for combination use with standard chemotherapy for metastatic colon cancer. It has since been approved for use in certain lung cancers, renal cancers, ovarian cancers and glioblastoma.

Bevacizumab achieved approximately $6.9 billion in worldwide sales in 2015 according to Evaluate Pharma. We selected Avastin as the biosimilar development target for our biosimilar, CHS-5217, for the following reasons:

•

Large market opportunity. The combined opportunity for Avastin worldwide is estimated to exceed $6.7 billion in 2017, and forecasted to decrease to $5.6 billion in 2020, when biosimilar candidates of Avastin may be introduced to the market.

•

Channel synergy. We anticipate marketing CHS-5217 to many of the payors, hospitals and clinics that could contract for CHS-1701, and would aim to leverage a common sales force and commercial strategy for the oncology therapeutic area.

•

Timing of patent expiration. As part of a second wave of biosimilar candidates, we believe we would not be precluded by the originator’s patents from introducing a Avastin biosimilar candidate in the United States after July 2019.

Current Development Status and Data

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-5217 and confirmed that it is identical to the reference product, Avastin. We established Master Cell Banks, or MCBs, and produced toxicology materials in the third quarter of 2015. We are currently transferring the manufacturing process to a U.S. contract manufacturing organization, or CMO, for clinical trial supply.

Step 2: Analytical Characterization and In Vitro Comparability

We demonstrated CHS-5217 similarity to Avastin with respect to key physicochemical properties that impact PK/PD, safety and efficacy using a broad spectrum of analytical methods. Through in vitro ligand and receptor binding studies, we have shown CHS-5217 to have highly similar pharmacological activity to Avastin.

Step 3: In Vivo Animal Comparability

We compared CHS-5217 to Avastin in a repeat dose study evaluating toxicity in cynomolgus monkeys and no appreciable differences were identified. We also completed a pharmacology study in ovarian carcinoma xenograft model in mice that demonstrated similar dose-dependent inhibition of tumor growth between CHS-5217 and Avastin.

Immunology (Anti-TNF) Pipeline Opportunity

Tumor necrosis factor, or TNF, belongs to a family of soluble protein mediators, or cytokines, that play an important role in disease progression across a number of inflammatory and chronic conditions, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s Disease, psoriasis and ulcerative colitis. Cytokines, such as TNF, are substances produced by cells in the body that can cause a biological effect on other cells in the body. TNF is generally understood as the “master regulator” of the body’s immune response and is the key initiator of immune-mediated inflammation in multiple organ systems. Several biologic agents have been developed that inhibit the inflammatory activity of TNF in the context of these diseases, which are collectively referred to as the anti-TNF class of therapeutics. Anti-TNF products with significant global sales include adalimumab (Humira), etanercept (Enbrel), infliximab (Remicade), golimumab (Simponi) and certolizumab pegol injection (Cimzia). These products share a common mechanism of action in that they inhibit TNF, but differ in their dosing schedules as well as the indications for which they are approved. Collectively, these treatments represent a significant revenue opportunity, with projected global sales in excess of $38 billion in 2017.

Our anti-TNF biosimilar product candidates, CHS-0214 and CHS-1420, are based on Enbrel and Humira, respectively. We selected these originator products as biosimilar development targets for the following principal reasons:

•

Large market opportunity. Global sales of Enbrel and Humira are projected to exceed $27 billion in 2017, representing approximately 70% of combined estimated global sales in the anti-TNF monoclonal antibody and TNF inhibitor markets in 2017. In addition, among the top ten selling drugs in its pharmacological class, Humira is also approved for the largest number of inflammatory indications worldwide.

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

•

Timing of patent expiration. The expiration of certain originator patents pertaining to Enbrel and Humira in major markets offers us a near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we are not precluded by the originator’s patents from introducing an Enbrel biosimilar candidate in Europe or Japan. In the case of Humira, we do not believe originator patents would preclude us from introducing a biosimilar in the United States after December 2016, in Europe after October 2018 and in Japan after August 2018 (for rheumatoid arthritis) or May 2020 (for psoriasis).

CHS-0214 (Our Etanercept (Enbrel) Biosimilar Candidate)

Product Overview

Enbrel, the reference product for CHS-0214, is a complex fusion protein that combines the protein for tumor necrosis factor receptor 2, or TNFR-2, to another protein (called IgG1 Fc) which enables the fusion protein to attach to cells in the body. The TNFR-2 portion of the fusion protein binds to soluble and cell bound tumor necrosis factors alpha and beta, or TNF-α and TNF-ß, respectively, and inhibits TNF-α and TNF-ß from binding to cell surface proteins that recognize them. Autoimmune diseases are caused by an overactive immune response. Enbrel treats these diseases by inhibiting TNF-α, thus inhibiting the inflammatory cytokine cascade, which is a sequence of events in the body, caused by cytokines, leading to inflammation in a tissue or organ.

Enbrel has been approved by the European Medicines Agency, or EMA, and the FDA for the treatment of the following indications:

•	rheumatoid arthritis;
•	juvenile idiopathic arthritis;
•	psoriatic arthritis;
•	ankylosing spondylitis; and
•	psoriasis.

Enbrel has been approved by the Japanese Pharmaceutical and Medical Devices Agency (PMDA) for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis; and
•	juvenile idiopathic arthritis.

In 2017, sales of Enbrel are projected to exceed approximately $8 billion worldwide. Because patents in the United States, assuming validity and enforceability, provide market exclusivity for the Enbrel originator molecule until 2029, we focused our CHS-0214 regulatory program on Europe and Japan, but harmonized as needed for potential FDA approval. We have licensed CHS-0214 to Daiichi Sankyo in Japan. We have licensed CHS-0214 to Orox for certain Caribbean and Latin American countries. According to Evaluate Pharma, in 2017, sales of Enbrel in Europe, Japan and other territories outside the United States are projected to be approximately $3.2 billion.

Current Development Status and Data

We have successfully advanced CHS-0214 through steps 1 through 5 of biosimilar drug development. Our pivotal Phase 1 human PK/PD study was conducted in the U.S. We evaluated CHS-0214 in two randomized Phase 3 clinical trials in patients with psoriasis and in patients with rheumatoid arthritis, both of which met their primary endpoints in November 2015 and January 2016, respectively. We expect to file a European marketing application for CHS-0214 with the EMA in the first half of 2017. If approved, we believe we will be able to extrapolate the data from our trials in rheumatoid arthritis and psoriasis to gain approval for CHS-0214 in all the indications included in the label for Enbrel.

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-0214 and confirmed that it is identical to the reference product, Enbrel. We established Master Cell Banks, or MCBs, and Working Cell Banks, or WCBs, and produced toxicology materials in the third quarter of 2012 and Phase 1 study materials at a U.S. contract manufacturing organization, or CMO. We then transferred the manufacturing process to a European CMO for Phase 3 clinical trial supply and to another European CMO for subsequent commercialization.

Step 2: Analytical Characterization and In Vitro Comparability

We demonstrated CHS-0214 similarity to Enbrel with respect to key physicochemical properties that determine PK/PD, safety and efficacy using a broad spectrum of analytical methods. Through in vitro receptor binding studies, including Fc receptors, complement (C1q) and Fc-mediated functional activities (i.e., antibody-dependent cell-mediated cytotoxicity, or ADCC, and complement-dependent cytotoxicity, or CDC), we have shown CHS-0214 to have highly similar pharmacological activity to Enbrel. ADCC and CDC refer to biological mechanisms of immune system defense which facilitate the body’s ability to use its immune system to target and destroy a given target cell. Comparing the effects of CHS-0214 and Enbrel on these mechanisms provides us a basis for determining how similar CHS-0214 is to Enbrel in terms of pharmacological activity.

Step 3: In Vivo Animal Comparability

We compared CHS-0214 to Enbrel in a single-dose PK study and a 28-day study in evaluating toxicity and PK in cynomolgus monkeys and no appreciable differences were identified.

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

We announced the Phase 1 PK similarity study results for CHS-0214 in October 2013. This study was a single dose cross-over study conducted in 60 healthy adult human volunteers to evaluate the PK and safety of CHS-0214 compared to Enbrel. CHS-0214 met the primary endpoint of clinical PK similarity to Enbrel with the study demonstrating a 98% correlation between CHS-0214 and Enbrel. We also collected safety data in all subjects and both CHS-0214 and Enbrel were well tolerated. Treatment emergent adverse events were similar for each treatment and treatment period, and there were no unusual or unexpected or serious adverse events related to either product. There were no clinically meaningful differences in other safety parameters observed during this study.

Due to the change in the manufacturing location from the U.S. to the E.U., we conducted an additional Phase 1 PK similarity study comparing CHS-0214 to a lot of Enbrel manufactured in Europe, which met its primary endpoint in April 2015. The design of this study was a single-dose, cross-over study similar to the one described above.

In 2016, we initiated a Phase 1 PK bioequivalence study comparing E.U. Enbrel to CHS-0214 produced under a new process and also initiated a Phase 1 PK comparability study comparing CHS-0214 produced under a new process and CHS-0214 under a former process and used in the two Phase 3 trials. We completed these two studies in October 2016. The Phase 1 PK bioequivalence study achieved the primary PK bioequivalence endpoint, as the 90% confidence intervals for the GMR for the two groups was within 80% to 125% for all PK parameters. The Phase 1 PK comparability study provided additional relative bioavailability data for CHS-0214.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

We announced the dosing of the first patient in a Phase 3 rheumatoid arthritis clinical trial in June 2014, and subsequently initiated a separate Phase 3 clinical trial in psoriasis in July 2014. The design of each Phase 3 clinical trial reflects guidance from regulatory agencies regarding key study parameters.

The Phase 3 clinical trial in rheumatoid arthritis was designed as a double blind, multi-center, parallel group study in which patients with DMARD (disease-modifying antirheumatic drug)-refractory active rheumatoid arthritis were put on a stable dose of methotrexate. This trial enrolled 647 subjects who were randomized 1:1 to CHS-0214 50 mg or Enbrel 50 mg, administered subcutaneously weekly over a period of 24 weeks. Following the initial 24-week double-blind period, all patients were moved to a CHS-0214 treatment for a period of 6 months. In January 2016, the trial met its primary end-point of the proportion of subjects achieving ACR20 (20% improvement according to the American College of Rheumatology criteria) at 24 weeks, which was within the pre-specified margins for demonstrating equivalence of CHS-0214 compared to Enbrel. There were no clinically meaningful differences in the safety and immunogenicity profiles of the two products.

The Phase 3 clinical trial in psoriasis was designed as a double-blind, parallel group, multi-center study in patients with active psoriasis. This trial enrolled 521 patients who were randomized 1:1 to CHS-0214 or Enbrel, 50 mg administered subcutaneously twice weekly for the first 12 weeks, switching to once weekly and continuing in the same treatment arms for an additional 40 weeks, which included four weeks of follow-up. In November 2015, this trial met its primary efficacy endpoint of mean percent change in Psoriasis Area and Severity Index, or PASI, from baseline and the proportion of subjects achieving a 75% improvement in the PASI from baseline (PASI-75), scores at 12 weeks.

In July 2015, we initiated an open-label, safety extension study (OLSES) evaluating the longer-term safety and durability of response of subjects who completed 48 weeks in the confirmatory safety and efficacy Phase 3 trials of CHS-0214 in patients with rheumatoid arthritis and psoriasis. We enrolled 359 subjects in this study.

CHS-1420 (Our Adalimumab (Humira) Biosimilar Candidate)

Product Overview

Humira, which is the reference product, or originator, for CHS-1420, is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor, or TNF, thereby inhibiting the known effect of this substance as a potent mediator of inflammation. Humira thus provides a therapeutic benefit for treatment of various inflammatory diseases characterized by increased production of TNF in the body. However, it has also been demonstrated that Humira can bind to receptors on white blood cells which may lessen the ability of the body’s immune system to fight infection.

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

Worldwide sales of Humira are projected to exceed $18 billion in 2017, with about $12 billion in the United States and $3.9 billion in Europe, the two primary regions in which we plan to focus our commercialization efforts. CHS-1420 will target a large global anti-TNF market, including but not limited to the worldwide market for the originator product, Humira. According to Evaluate Pharma, in 2017, sales of Humira worldwide and of Enbrel in the United States are projected to exceed $23 billion.

Current Development Status and Data

We have successfully advanced CHS-1420 through steps 1 through 5 of biosimilar drug development. In August 2014, we completed a pivotal Phase 1 PK/PD study comparing CHS-1420 to Humira in healthy volunteers. This Phase 1 PK study met the primary endpoint and demonstrated bioequivalence for all prospectively defined endpoints and was conducted under an IND application in the U.S. In August 2015, we initiated a Phase 3 clinical trial in psoriasis and announced positive 12-week data from that trial in August 2016, followed by confirmatory positive 24-week results in January 2017, to support the planned filing of a marketing application in the U.S. and the E.U. in the first half of 2017. We completed a Phase 1 PK bridging study comparing our Phase 3 material to U.S. manufactured Humira in March 2017. In January 2017, we initiated a PK study bridging to E.U. manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We reached concurrence with regulatory authorities in the U.S. and Europe with the objective of designing a harmonized global Phase 3 program to support registration in these territories. If approved, we believe we will be able to extrapolate the data from our trial in psoriasis to gain approval for CHS-1420 in all the indications included in the label for Humira.

Step 1: Cell Line Development and Manufacturing

As with all our molecules, we matched the amino acid sequence of CHS-1420 to the originator molecule (Humira) prior to development and demonstrated it to be identical. We established Master Cell Banks, or MCBs, and Working Cell Banks, or WCBs, and transferred the manufacturing process to a U.S. CMO for manufacturing of Phase 1 study and Phase 3 clinical trial supplies.

Step 2: Analytical Characterization and In Vitro Comparability

We accomplished characterization of CHS-1420 and Humira by a multi-dimensional analytical study, demonstrating a high degree of similarity between CHS-1420 and Humira. Through extensive biochemical, biophysical and biological analysis we have shown that CHS-1420 has a structure and in vitro activity similar to that of Humira with respect to primary sequence (the linear sequence of the amino acids in the protein), protein folding (the structure of the protein in three dimensions which is critical to its biological function) and charge profiles (the overall electrical charge characteristic of the protein resulting from the electrical charges of its constituent amino acids), as well as the protein’s glycosylation profile and potency.

We have also shown CHS-1420 to be highly similar to Humira through in vitro receptor binding studies, specifically in its ability to inhibit TNF-a mediated cell death. In all of these studies we demonstrated CHS-1420 to have similar pharmacological activity to Humira by evaluating the binding of both CHS-1420 and, Humira to Fc receptors, complement (C1q) and Fc-mediated functional activities: ADCC and CDC.

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

We completed a Phase 1 PK bridging study comparing our Phase 3 material to U.S. manufactured Humira in March 2017.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

In August 2015, we initiated a Phase 3 clinical trial in psoriasis that enrolled 545 subjects. This is a confirmatory, randomized, double-blind, active-control, parallel-group, three-part study in patients with active, moderate to severe, chronic plaque psoriasis. This trial met its primary endpoint demonstrating similarity between CHS-1420 and Humira with respect to percentage of subjects achieving the PASI-75 scores at 12 weeks. Both CHS-1420 and Humira were similarly well tolerated with similar safety profiles. In part two of this trial, from week 16 to week 24, half the subjects randomized to Humira crossed-over to CHS-1420, modeling a chronic patient’s transition to a biosimilar. In January 2017, we reported that maintenance of PASI-75 was similar across the three subsequent treatment groups: CHS-1420 followed by CHS-1420, Humira followed by CHS-1420, and Humira followed by Humira. CHS-1420 and Humira were similarly well tolerated in all groups during part two of the trial. In part three of the trial, all subjects will receive CHS-1420 for an additional 24 weeks. This trial would be considered the primary confirmatory safety and efficacy trial to support a registration filing.

Ophthalmology Pipeline Opportunity

CHS-3351 (Our Ranibizumab (Lucentis) Biosimilar Candidate)

Lucentis is a monoclonal antibody fragment (Fab) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It is an anti-angiogenic that has been first approved to treat age-related wet macular degeneration, or AMD. Like bevacizumab Lucentis blocks angiogenesis by inhibiting VEGF-A.

According to Evaluate Pharma, Lucentis achieved approximately $3.3 billion in worldwide sales in 2016, and is expected to decrease to approximately $2.5 billion in 2020, when the composition of matter patent on ranibizumab expires in the United States. We selected Lucentis as the biosimilar development target for our biosimilar, CHS-3351, to leverage the analytics deployed on bevacizumab and because we could address a concentrated market where we believe we can focus resources and establish a therapeutic franchise.

Current Development Status and Data

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-3351 and confirmed that it is identical to the reference product, Lucentis. We are currently establishing Master Cell Banks, or MCBs, as well as Working Cell Banks, or WCBs. We are currently transferring the manufacturing process to a U.S. CMO for production of material to supply toxicology studies and clinical trials.

Early-Stage Biosimilar Pipeline

We are continuously performing product opportunity reviews of additional biosimilar pipeline candidates in conjunction with our scientific advisory board and we plan to submit one or two new investigational new drug (IND) applications per year.

Small Molecule Therapeutic Candidate in Development

CHS-131 is a novel, first-in-class, well-tolerated, once-daily oral drug candidate for multiple sclerosis (MS) patients which has anti-inflammatory activity in the central nervous system (CNS) and crosses the blood-brain barrier. In June 2016, we announced that a study with CHS-131 in treatment-naïve, relapsing remitting multiple sclerosis (RRMS) subjects demonstrated approximately a 50% decrease in the incidence of new contrast-enhancing (CE) lesions over six months when compared to placebo. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral multiple MS therapies. This Phase 2b trial was a randomized, double-blind, placebo-controlled clinical study that evaluated the efficacy, safety and tolerability of two orally administered doses (3 mg and 1 mg daily) of CHS-131 against placebo for six months in 227 subjects with RRMS. The primary endpoint of the trial was the reduction in the cumulative number of total CE lesions determined by magnetic resonance imaging (MRI) from baseline to week 24 of study treatment, a standard endpoint for Phase 2 trials in RRMS. Subjects were assessed clinically and by MRI monthly for six months. All MRIs were read in a blinded fashion at a U.S. imaging center. Patients on CHS-131 experienced a statistically significant reduction in CE lesions that was dose dependent, with the 3 mg dose resulting in a 52% reduction in CE lesions with a p-value of 0.003 compared to placebo. We are currently exploring out licensing opportunities for this asset.

Sales and Marketing

Our strategy entails licensing our oncology product rights outside of the U.S. to commercially proficient entities, while retaining U.S. rights to commercialization. Because the sales call points for our clinical stage oncology assets (CHS-1701 and CHS-5217) in the U.S. are highly concentrated and addressable by a relatively small commercial organization, the preservation of U.S. rights allows us the flexibility to cost effectively build our own commercial capability.

For our other biosimilar and small molecule drug candidates (CHS-0214, CHS-1420, CHS-3351 and CHS-131), we seek to license rights regionally or globally to commercially proficient partners.

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

CHS-1701 may face competition from Amgen (which holds rights to Neulasta, the reference product of CHS-1701), Sandoz, Apotex Inc., or Apotex, Pfizer, Mylan N.V., or Mylan, and Teva. CHS-0214 may compete with products developed by Pfizer, (which holds ex-North America rights to Enbrel, the reference product of CHS-0214), Sandoz (which has an FDA-approved biosimilar to Enbrel (ErelziTM)), Samsung Bioepis Co Ltd., or Samsung Bioepis, which has an EMA-approved biosimilar to Enbrel (BenepaliTM),  and LG Chem, Ltd., or LG. CHS-1420 may face competition from AbbVie (the holder of rights to Humira, the reference product of CHS-1420), Amgen (which has an FDA-approved biosimilar to Humira (AmjevitaTM)), Sandoz, Samsung Bioepis, Pfizer, Mylan, Momenta Pharmaceuticals, Inc., or Momenta, Fujifilm Kyowa Kirin Biologics Co., Ltd or Fujifilm, and Boehringer Ingelheim GmbH, or Boehringer Ingelheim.

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

We expect any products that we develop and commercialize directly or with partners to compete on the basis of, among other things, efficacy, safety, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our agreement with Daiichi Sankyo will expire on a product-by-product and country-by-country basis ten years after receipt of regulatory approval for such product in such country, subject to possible three-year extensions at Daiichi Sankyo’s sole discretion, if Daiichi Sankyo is then manufacturing the relevant product, or otherwise by mutual agreement of the parties, based on the approval of a commercial plan in the year before such extension would take effect. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. Prior to commercialization, Daiichi Sankyo may terminate the agreement on a product-by-product and country-by-country basis within specific time periods after achieving certain development milestones only if Daiichi Sankyo concludes, in good faith, that the product is not commercially viable, there are material safety, efficacy or tolerability issues that cannot be overcome or that there would be difficulties caused by internal or portfolio reasons. After commencement of commercialization, Daiichi Sankyo may terminate the agreement on a product-by-product and country-by-country basis with one year’s prior written notice to us only if Daiichi Sankyo concludes, in good faith, that the product is not commercially viable, that there are material safety, efficacy or tolerability issues that cannot be overcome or that there are difficulties caused by internal or portfolio reasons. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Daiichi Sankyo challenges the licensed patents.

License Agreement with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH

We entered into a license agreement in August 2013 and two subsequent amendments thereto with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, collectively Baxalta (then Baxter International, Inc., part of Shire plc, or Shire, as of June 2016), to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the U.S., Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (as amended, the “Baxalta Agreement”). On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta. Under the Baxalta Agreement, we received an upfront payment of $30.0 million and were eligible to receive up to $335.3 million in contingent payments, of which we actually received $215.3 million. Upon the termination of the Baxalta Agreement, we regained from Shire all development and commercial rights previously licensed under the Baxalta Agreement.

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

License Agreement with Genentech, Inc.

In July 2013, we entered into a license agreement with Genentech, under which we obtained a royalty-bearing, non-exclusive, sublicensable license under a family of patents, commonly referred to as the Cabilly patents, to manufacture, use and commercialize products containing antibodies that bind to TNF-a. In consideration for the rights granted to us under the agreement, we made a cash upfront payment to Genentech and are required to make a payment of $5.0 million based upon achievement of a regulatory milestone. We will also be required to pay tiered royalties on net sales of products covered by the in-licensed patents ranging from the low- to mid-single digits.

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

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the U.S., the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the U.S., a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

In the normal course of business, we pursue patent protection for inventions related to our product candidates, including protein manufacture and formulation inventions. We own a portfolio of issued and pending patent applications pertaining to our product candidates. We have 166 pending patent applications, and six issued patents, in the U.S. and in other countries, related to formulations and manufacture of CHS-0214. These patents and patent applications, if granted, are expected to expire in 2032, 2033 and 2035. We have 46 pending patent applications, and four issued patents, in the U.S. and in other countries related to CHS-1420. These patents and patent applications, if granted, are expected to expire in 2033, 2035, and 2036.

We have non-exclusive licenses from Selexis under patents and patent applications granted or filed in the U.S. and other countries that cover Selexis’s recombinant cell line technology in two families. One family of patents is directed to methods for transfecting eukaryotic cells with nucleic acid vectors using Matrix Attachment Regions, or MARs, elements to increase stable and transient transfection efficiency. The second family of patents is related to purified and isolated DNA sequences having protein production increasing activity and to the use of MARs for increasing protein production activity in a eukaryotic cell. The licensed patents are expected to expire between 2023 and 2026.

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

To date we have not licensed any patents from Daiichi Sankyo.

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

In a merger completed February 12, 2014, we acquired InteKrin Therapeutics Inc., or InteKrin. InteKrin is developing a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma agonist, CHS-131, for the treatment of MS which we believe may be complementary with one or more biologic therapeutics for MS we are currently evaluating as a potential candidate for inclusion in our pipeline of biosimilar products. InteKrin is the exclusive licensee of certain U.S. and foreign patents and patent applications owned by Amgen, covering the specific PPAR gamma agonist molecule that InteKrin is developing. InteKrin also owns pending patent filings related to this PPAR gamma agonist.

InteKrin has an exclusive license from Amgen under 120 patents and patent applications granted or filed in the U.S. and other countries that cover PPAR gamma modulating molecules and therapeutic product compositions that are expected to expire in 2020 and 2021, as well as certain salt forms and polymorphic forms of PPAR gamma modulating molecules that are expected to expire in 2024 (with possible Hatch-Waxman patent term extension). Additionally, InteKrin owns 35 patents and patent applications granted or filed in the U.S. and other countries that cover solid forms of PPAR gamma agonist pharmaceutical compositions, and methods of treating disorders including diabetes, multiple sclerosis, and non-alcoholic fatty liver disease or lipodystrophy. These patents and patent applications, if granted, are expected to expire in 2031, 2034 and 2036.

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

Regulatory

Government Regulation and Product Approval

Government authorities at the federal, state and local level in the U.S. and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the U.S. and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Approval Process

All of our current product candidates are subject to regulation in the U.S. by the FDA as biological products, or biologics. The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act, or PHSA, the Federal Food,

Drug and Cosmetic Act, or FFDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

The PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

The process required by the FDA before a new biologic may be marketed in the U.S. is long, expensive and inherently uncertain. Biologics development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug, or IND, which must become effective before clinical testing may commence and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

An IND must become effective before U.S. clinical trials may begin. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If during the 30-day waiting period the FDA raises concerns or questions related to the proposed clinical studies, the sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

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

FDA approval is required before a biosimilar may be marketed in the U.S. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the 351(k) approval pathway that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence — laboratory, preclinical and/or clinical — required to demonstrate biosimilarity to a licensed biological product. The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of an application via the 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are incomplete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies to demonstrate such biosimilarity under section 351(k) or submit a BLA for licensure as a new biological product under section 351(a) of the PHSA. For example, the potential for different regulatory outcomes depending on the selected approval pathway has been illustrated in connection with our development program for CHS-1701. At the outset of our development effort for this product candidate, we elected to proceed under the 351(a) (novel biologic) approval pathway. However, although our Phase 1 PK/PD trial for CHS-1701 met its primary endpoint and was satisfactory for purposes of pursuing the 351(a) (novel biologic) approval pathway (which does not require bioequivalence to the originator drug), the trial did not establish bioequivalence to Neulasta sufficient to support the 351(k) (biosimilar) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and completed two PK/PD studies under the 351(k) (biosimilar) pathway and received acceptance of our BLA for CHS-1701 in October 2016.

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

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA. The FDA also may require post-marketing testing, including Phase 4 testing, risk evaluation and mitigation strategies, or REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to current cGMPs after approval. Biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, request product recalls or impose marketing restrictions through labeling changes or product removals if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

International Regulation

In addition to regulations in the U.S., a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval. In Europe, the approval of a biosimilar for marketing is based on an opinion issued by the EMA and a decision issued by the European Commission. However, substitution of a biosimilar for the originator is a decision that is made at the local (national) level on a country-by-country basis. Additionally, a number of European countries do not permit the automatic substitution of biosimilars for the originator product. Other regions, including Canada, Japan and Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases, other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also still some areas of non-overlap.

Pharmaceutical Coverage, Pricing and Reimbursement

In the U.S. and other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

Employees

As of December 31, 2016, we had 152 employees, including a total of 37 employees with M.D. or Ph.D. degrees. Within our workforce, 107 employees are engaged in research and development and 45 in business development, finance, legal, human resources, facilities, information technology and general management and administration.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part II, Item 6 "Selected Financial Data."

We were incorporated in Delaware in September 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The NASDAQ Global Market under the symbol “CHRS.”

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $127.8 million, $223.9 million and $87.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $537.3 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In September 2016, we regained development and commercial rights from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 clinical development with CHS-1420 (our adalimumab (Humira) biosimilar candidate). We completed Phase 3 or other BLA-enabling development with two other lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our Biologics License Application, or BLA, for CHS-1701 was accepted by the U.S. Food and Drug Administration, or FDA, in October 2016. Our Market Acceptance Application, or MAA, for CHS-1701 was accepted by the European Medicines Agency, or EMA, in November 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-0214 and CHS-1420. We have not yet initiated clinical trials for CHS-5217 (bevacizumab (Avastin) biosimilar) and CHS-3351 (ranibizumab (Lucentis) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;

•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and inter partes review (“IPR”) proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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
•

defending against any litigation including patent infringement lawsuits, that may be filed against us, or achieving successful outcomes in IPR petitions that we have filed, or may in the future file, against third parties.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar companies (including competition from large pharmaceutical companies entering the biosimilar market that may be able to gain advantages in the sale of biosimilar products based on brand recognition and/or existing relationships with customers and payors) and whether we own (or have partnered) the commercial rights for that territory. If the market for our product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain regulatory approval for our products, our business may suffer. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

We will need to raise substantial additional funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

We are currently advancing two product candidates through late-stage clinical development, which is expensive.

As of December 31, 2016, our cash and cash equivalents were $124.9 million. We expect that our existing cash and cash equivalents, together with the $120.3 million in cash we received from the issuance of 5,294,902 shares of  common stock pursuant to a follow-on offering in February and March 2017, the $4.2 million in cash from the sale of common stock under our ATM Offering Program in January 2017, and the funding we expect to receive under our license agreement with Daiichi Sankyo, additional projected license agreements that are in negotiation to partner rights to our oncology products ex-US and our anti-TNFs franchise, and proceeds from our ATM Offering Program, will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing and other related activities;
•	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any milestone and royalty payments thereunder; and
•	the cost, timing and outcomes of any litigation that we may file or that may be filed against us by third parties.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the European Economic Area, or EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any existing or future collaboration partners are permitted to market our product candidates in the United States until we and our collaboration partners receive approval from the FDA, or in the EEA until we and our collaboration partners receive E.U. Commission or EEA Competent Authority approvals.

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe and in the United States for the full originator label but received a much narrower originator label when approved in Canada. That infliximab biosimilar received full label extension in Canada in 2016 upon providing additional clinical data. A similar outcome could occur with respect to one or more of our product candidates.

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

For example, we altered the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business. In October 2016, we completed two clinical pharmacokinetic bioequivalence studies for CHS-0214, and the results will be provided to European and Japanese regulatory authorities. In March 2017, we completed a clinical pharmacokinetic bioequivalence study comparing CHS-1420 to U.S. Humira and the results will be provided to the FDA.

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

United States Regulatory Framework for Biosimilars

We and our collaboration partners intend to pursue market authorization globally. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the United States is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, a number of Executive Orders and policy statements issued by President Trump in January 2017 have increased the uncertainty regarding the timing for the FDA’s interpretation and implementation of the BPCIA and other requirements under the Federal Food, Drug and Cosmetic Act, or FDCA.  Some of these executive actions may also negatively affect the FDA’s exercise of regulatory oversight and ability to timely review industry submissions and applications in connection with the drug development and approval process.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all federal executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in increasing delays in the FDA’s responsiveness or in its ability to review applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all,  Moreover, on January 30, 2017 President Trump issued an Executive Order directing all federal executive agencies, including the FDA, that, for each notice of proposed rulemaking, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  This Executive Order also includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  It is difficult to predict how these requirements will be interpreted and implemented, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDCA.  If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Under current E.U. regulations, an application for regulatory approval of a biosimilar drug cannot be submitted in the E.U. until expiration of an eight-year data exclusivity period for the reference (originator) product, measured from the date of the reference product’s initial marketing authorization. Furthermore, once approved, the biosimilar cannot be marketed until expiration of a ten-year period following the initial marketing authorization of the reference product, such ten-year period being extendible to 11 years if the reference product received approval of an additional therapeutic indication, within the first eight years following its initial marketing authorization, representing a significant clinical benefit in comparison with existing therapies. However, we understand that reference products approved prior to November 20, 2005 (which would include, for example, Enbrel, Humira and Neulasta, approved in the E.U. on March 2, 2000, August 9, 2003 and August 22, 2002, respectively) are subject to a ten-year period of data exclusivity. While the data exclusivity periods for Enbrel, Humira and Neulasta have now expired in Europe, these reference products are presently still subject to unexpired patents and such patents may or may not be susceptible to challenges to their validity and enforceability.

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

CHS-1701, our pegfilgrastim (Neulasta) biosimilar candidate, may not be approved in a timely manner or at all by regulatory agencies. Further, even if CHS-1701 is approved by the FDA or the EMA we may be delayed in selling CHS-1701 due to direct or indirect legal challenges , and/or by a decision by the Supreme Court of the United States in Sandoz v. Amgen that could require biosimilars to provide 180 days notice of commercial marketing no earlier than upon regulatory approval.

We submitted a BLA for CHS-1701 on August 9, 2016 and received a Biosimilar User Fee Act action date for this BLA from the FDA of June 9, 2017 indicating that the FDA would review our BLA over a period of ten months and the possibility that it may be able to approve CHS-1701 by June 9, 2017. However, the FDA may require us and our third party contractors to furnish additional information. Such additional information could include, for example, further analyses of existing data and/or the production of new data that may cause the FDA to extend its review of our application. For example, Amjevita, a biosimilar of Humira manufactured by Amgen Inc. or Amgen, was reviewed and approved after a 10 month review period by the FDA, however, Erelzi, a biosimilar of Enbrel manufactured by Sandoz International GmbH, or Sandoz, was reviewed and approved after a 13 month review period by the FDA on August 30, 2016, or three months later than its original action date of May 30, 2016. Also, Inflectra, a biosimilar of Remicade manufactured by Celltrion, was reviewed by the FDA over a period of nearly 20 months, from a first BLA submission of August 8, 2014 until its approval on April 5, 2016.

In January 2016, the Supreme Court of the United States, or the Supreme Court, agreed to hear on a consolidated basis two cases (Amgen v. Sandoz and Sandoz v. Amgen), that may impact the timing of commercial launch of all newly approved biosimilars, and is expected to provide its rulings by the end of June 2017. Under Sandoz v. Amgen, the issues under review are (1) whether notice of commercial marketing given before FDA approval can be effective; and (2) whether, in any event, it is improper to treat Section 262(l)(8)(A)–the BPCIA’s “Notice of commercial marketing” provision which states that a biosimilar applicant shall provide notice to the incumbent seller of the biological product “not later than 180 days before the date of the first commercial marketing of the biological product licensed under” an abbreviated pathway for biosimilars–as a stand-alone requirement and as creating an injunctive remedy that delays all biosimilars by 180 days after approval. Under Amgen v. Sandoz, the issues under review are (1) whether a biosimilar applicant is required by 42 U.S.C. § 262(l)(2)(A) to provide the reference product sponsor with a copy of its biologics license application and related manufacturing information, which the statute says the applicant “shall provide;” and (2) whether, where an applicant fails to provide that required information, the sponsor’s sole recourse is to commence a declaratory judgment under 42 U.S.C. § 262(l)(9)(C) and/or a patent-infringement action under 35 U.S.C. § 271(e)(2)(C)(ii).  If we receive FDA approval for CHS-1701, and if the Supreme Court does not rule in a timely manner on these cases that now preclude biosimilar manufacturers to launch commercially on the day of market approval, or if the Supreme Court rules in favor of Amgen with respect to the above-mentioned issues presented to the Supreme Court in the Sandoz v. Amgen case, we may be required to wait 180 days after FDA approval to launch CHS-1701 in the U.S.

Even if CHS-1701 receives marketing approval in the U.S. or the E.U., we may also be subject to direct legal challenges from Amgen, the manufacturer of Neulasta, and we could be delayed or prevented from launching CHS-1701 as a result of court orders or as a result of the time necessary to resolve such challenges. Similarly, we may be subject to indirect legal challenges in the U.S.  as a result of new executive orders from the President of the United States or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of biosimilars, including the PPACA and the BPCIA, which in aggregate may cause a delay in the approval or the commercial launch of CHS-1701. Additionally, certain factors beyond our control may impact the timeliness of the FDA’s review of our submissions or any applications for approval. For example, with a new administration, the FDA is currently operating with acting temporary leadership. In addition, the new administration has issued a number of Executive Orders that affect the FDA’s ability to fill vacancies, hire new employees, and implement and issue new regulations and guidance. While the BPCIA is not explicitly referenced in any of the recent orders of the new administration, its implementation has been at least temporarily suspended. Although the FDA has not provided guidance on the impact of the hiring freeze or the limitations on its ability to implement new regulations, we anticipate that there will be delays in the FDA’s operations as vacant staff positions are unfilled and regulatory implementation plans are suspended.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our clinical development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2016, we had 152 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical drug supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates or fail to do so at acceptable quality levels or prices.

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
•

our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others. For example, Amgen has licensed its adalimumab (Humira) biosimilar candidate to our partner Daiichi Sankyo in July 2016;

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

Our exclusive licensee, Daiichi Sankyo, is responsible for commercialization of CHS-0214 in Japan. Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-1701, CHS-0214 and CHS-1420, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of CHS-1701, also excluding Argentina). We intend to seek a commercialization partner for CHS-0214 in Europe and other jurisdictions outside the U.S. (excluding Japan and certain Caribbean and Latin American countries). If these entities fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings.

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

For example, in October 2014, as part of our quality process and upon routine visual inspection during storage, four syringes containing CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from a production lot in use in our ongoing Phase 3 clinical trials were observed to contain small dark particles. We immediately initiated a visual inspection of remaining unlabeled inventory of this lot as well as a subsequent lot. Based on our investigation, we concluded that the particulates did not result from any instability in the CHS-0214 protein product or its formulation, but were most likely a result of a non-recurring anomaly related to first use of new process equipment.

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

For each of our lead products, CHS-1701, CHS-0214 and CHS-1420, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products.  For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of CHS-1701. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates.  Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all.  A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. For example, an FDA inspection in the fourth quarter of 2016 of KBI Biopharma, our contract manufacturer for CHS-1701 bulk drug substance, resulted in various form 483 observations. KBI Biopharma submitted corrective actions to the FDA that are now under review.  Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Many manufacturers of originator products have increasingly used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

•	settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
•	submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted biosimilar applications;
•	appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
•	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
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

For example, in 2012, Abbott Laboratories filed a Citizen Petition with the FDA asking the agency to refrain from accepting biosimilar applications under the BPCIA arguing that to approve such applications, without compensation to the originator, would constitute an unconstitutional taking of an originator company’s valuable trade secrets under the Fifth Amendment of the Constitution of the United States.  The FDA rejected Abbott Laboratories’ petition on September 23, 2016.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer Ingelheim, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc., or Mylan, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan appears to have submitted a Neulasta biosimilar candidate for market approval in the E.U. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali) for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In August 2016, the FDA approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases. Boehringer Ingelheim, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program and Pfizer’s program are in Phase 3, and that Amgen and Samsung Bioepis have each submitted a Humira biosimilar candidate for market approval in the United States and in the E.U., respectively. In September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaboration partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We expect competition from companies such as Sandoz, Samsung Bioepis, Teva, Boehringer Ingelheim, Pfizer and Amgen that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-1701, CHS-0214 and CHS-1420, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates.  With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions which do not require publication of patent applications until 18 months after filing.  Moreover, some U.S. patents may issue without any prior publication in cases where the patent applicant does not also make a foreign filing.  We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, IPR, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

AbbVie holds numerous patents and patent applications related to Humira, including certain patents on which we have filed IPR petitions.  Some of AbbVie’s patents may be successfully challenged, while others may withstand challenge.  AbbVie patents that we cannot avoid or successfully challenge will delay or prevent our ability, or a collaborator’s ability, to launch a Humira biosimilar until expiration of such patents, or earlier if third parties are able to successfully challenge such patents.  For example, if we are unable to successfully avoid or challenge certain AbbVie formulation patents, we may be unable to launch a Humira biosimilar until such formulation patents reach their expected expiration in 2022, or earlier if such patents are successfully challenged by third parties.  Similarly, if we are unable to successfully avoid or challenge certain AbbVie indication/dosage patents, such as AbbVie’s U.S. patent 8,889,135 covering 40 mg biweekly RA dosing, we may be unable to market a Humira biosimilar directed to such indications prior to expiration, or earlier if such patents are successfully challenged by third parties.

On November 9, 2015 and December 7, 2015, we filed petitions for Inter Partes Review (“IPR”) in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (or “‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (or “‘680”); and 9,073,987 (Case No. IPR2016-00189, filed December 7, 2015) (or “‘987”), all of which generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  On May 9, 2016, we filed a petition for IPR of AbbVie U.S. patent 9,114,166 (Case No. IPR2016-01018) (or “‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.  On January 31, 2017, we filed four petitions for IPR against AbbVie’s U.S. patent 9,085,619 (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) (or “‘619”) entitled “Anti-TNF Antibody Formulations”.  Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system.  We expect the Patent Trial and Appeal Board of the USPTO (the “PTAB”) to decide whether to institute these IPR proceedings in August 2017. On March 2, 2017, we amended and refiled IPR2017-00826 and IPR2017-00827 to provide additional argument supporting our legal position (Case Nos. IPR2017-01009 and IPR2017-01008).

IPR filings, including ours, are a matter of public record and can be viewed at the USPTO PTAB website.  On May 17, 2016 and on June 13, 2016, the PTAB instituted each of our petitions for IPR of the ‘135 patent, the ‘680 patent and the ‘987 patent, respectively. An oral hearing on these three IPR proceedings was held on February 16, 2017, and we expect a final written decision from the PTAB on or before May 17, 2017 for the ‘135 IPR proceeding and on or before June 13, 2017 for the ‘680 and ‘987 IPR proceedings.  We note further that on December 29, 2015, Boehringer Ingelheim filed two IPRs against the ‘135 patent which the PTAB instituted in July 2016.  If we do not prevail in the IPR proceedings or in any subsequent litigation that may occur between us and AbbVie concerning AbbVie’s RA dosing patents, and if other parties are not successful in challenging the validity of these patents, we could be precluded from marketing a 40 mg biweekly subcutaneous dosage for RA until the expiration of AbbVie’s patents directed to this treatment regimen.  On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent; however, we and others may challenge this patent in future IPRs or in district court litigation. On December 2, 2016, we filed a request with the PTAB for rehearing of our ‘166 IPR petition.  The PTAB denied our request on February 2, 2017.  If the PTAB issues a final written decision upholding the validity of any or all of the claims of the ‘135, ‘680, ‘987, or ‘619 patents, the arguments we raised in those IPRs may not be used in district court litigation.  However, other biosimilar entities may be in a position to challenge the patents in IPRs or district court litigation, and we may assert certain other grounds of invalidity or unenforceability that are not available in IPR proceedings.  If the ‘166 patent is not invalidated and we are not successful in developing a formulation that does not infringe the ‘166 patent, or other potentially relevant patents of AbbVie, we may be precluded from marketing a biosimilar of adalimumab until the expiration of the ‘166 patent which we understand is August 2022.

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

Although we are not currently involved in any federal district court patent litigation, we may be involved in lawsuits or IPR proceedings to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear, and our Chief Technical Officer, Peter K. Watler, Ph.D., are former employees of Amgen. Our Chief Scientific Officer, Alan C. Herman, Ph.D., is a former employee of Amgen and Genentech. Mr. Lanfear and Drs. Watler and Herman were employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neupogen, Neulasta and Enbrel. Our Chief Medical Officer, Barbara K. Finck, M.D., is a former employee of Immunex Corporation, or Immunex (the company that initially discovered the drug Enbrel and was later acquired by Amgen). Dr. Finck was involved in the clinical development of etanercept (Enbrel) while at Immunex and is a named inventor on at least four U.S. patents assigned to Amgen directed to the use of etanercept (Enbrel) for the treatment of psoriasis and psoriatic arthritis. Senior members of our commercial team who will be responsible for any launch of our Neulasta biosimilar formerly held positions at Amgen.  Our board of directors and scientific advisory board include members that were former employees of Genentech, Amgen and Abbott Laboratories. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen.  The complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502, (v) breach of duty of loyalty, (vi) aiding and abetting breach of duty of loyalty and (vii) tortious interference with contract, and seeks injunctive relief and monetary damages.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the United States or could substantially delay such launches.  However, even if we elect not to implement this mechanism, the launch of our products in the United States could still be prevented or substantially delayed by intellectual property disputes with originator companies that market the reference products on which our biosimilar products are based.

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

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator 180 days prior notice of commercial marketing.  The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products.  On February 16, 2016 Sandoz filed a petition for writ of certiorari to the Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180-day pre-marketing notification can only be given after FDA has approved the biosimilar product.  On January 13, 2017, the Supreme Court decided to review the Federal Court ruling in Amgen v. Sandoz as it pertains to (i) issues regarding whether the so-called “patent dance” is optional or mandatory; and (ii) issues regarding the 180-day pre-marketing notification, including whether the notice may be given prior to licensure of the biosimilar product.

On December 9, 2015, in litigation between Amgen and Apotex (Amgen v. Apotex, relating to Apotex’s biosimilar for Neulasta (pegfilgrastim)), the Florida District court ruled that although Apotex had engaged in the BPCIA patent exchange process voluntarily, it was nonetheless required to provide 180 days prior notice of commercial marketing to Amgen, and that it could only provide such notice upon regulatory approval.  Apotex appealed this decision to the Federal Circuit.  In July 2016, the Federal Circuit affirmed the Florida District Court decision and if such decision is not overturned by the Supreme Court, all 351(k) biosimilar applicants will be required to refrain from launching an approved biosimilar product for 180 days following 351(k) regulatory approval, without regard to whether such applicants elected to participate in the BPCIA patent exchange process. On December 12, 2016, the Supreme Court declined to hear Amgen v. Apotex, however, on January 13, 2017, the Supreme Court granted Apotex leave to file an amicus brief in the Supreme Court’s review of the Amgen v. Sandoz decision.

A significant legal risk for a biosimilar applicant that pursues regulatory approval under the 351(k) regulatory approval route, and also elects to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product.  However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch.  Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching our biosimilar products.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.  Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we previously took advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Based on our non-affiliated market capitalization as of June 30, 2015, we ceased to be an emerging growth company under the JOBS Act and, therefore, are now required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

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

We previously experienced a material weakness in our internal controls over financial reporting.

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

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and although no other material weakness have been identified to date, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or together, the PPACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promotes a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the new presidential administration and U.S.

Congress. In addition, Congress could consider subsequent legislation to replace repealed elements of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. At this time, the full effect that the PPACA, the Executive Order and any subsequent legislation would have on our business remains unclear.

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

Due to Russia’s military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $312,000 of cash in Russian banks as of December 31, 2016. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma modulator that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through March 10, 2017 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2016 our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 60.5% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of December 31, 2016, there were 45,808,163 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offerings and pursuant to our at-the-market equity offering program are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of December 31, 2016, approximately 11.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In October 2016, we entered into a Sales Agreement with Cowen under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program. In November 2016, December 2016 and January 2017, we sold 2,164,814 shares of common stock at a weighted average price of $28.10 per share. We received total gross proceeds from the ATM Offering Program of $60.8 million.

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

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in November 2022 with a five year renewal option. Our analytical and process development laboratories are located in Camarillo, California under a lease that expires in June 2019 with a three year renewal option.

We believe that our existing facilities are adequate for our current needs.  When our leases expire, or if we need to hire more employees, we may exercise our renewal option or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

We are a party to the following legal proceedings:

On November 9, 2015 and December 7, 2015, we filed in the United States Patent and Trademark Office (“USPTO”), pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for Inter Partes Review (“IPR”) of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “‘680”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “‘987”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 17, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB”) instituted our petition for IPR in the ‘135 patent. On June 13, 2016, the PTAB instituted our petitions for IPR in the ‘680 and ‘987 patents.  An oral hearing on the ‘135, ‘680, and ‘987 proceedings was held on February 16, 2017 and we expect a final written decision for the ‘135 IPR proceeding on or before May 17, 2017, and  for the ‘987 and ‘680 IPR proceedings on or before June 13, 2017.

On May 9, 2016, we filed a petition for IPR of AbbVie’s U.S. patent 9,114,166 (Case No. 2016-01018) (the “‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0. On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent. On December 2, 2016 we filed a request with the PTAB for rehearing of our ‘166 IPR petition.  The PTAB denied our request on February 2, 2017.

On January 31 2017, we filed four petitions for IPR against AbbVie’s U.S. patent 9,085,619 (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) (the “‘619”) entitled “Anti-TNF Antibody Formulations”. Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. We expect the PTAB to decide whether to institute these IPR proceedings in August 2017. On March 2, 2017, we amended and refiled IPR2017-00826 and IPR2017-00827 to provide additional argument supporting our legal position (Case Nos. IPR2017-01009 and IPR2017-01008).

On March 3, 2017, Amgen Inc. and Amgen USA Inc. filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen.  The complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502, (v) breach of duty of loyalty, (vi) aiding and abetting breach of duty of loyalty and (vii) tortious interference with contract, and seeks injunctive relief and monetary damages.

We are not a party to any other material legal proceedings on the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The following table details the quarterly high and low sales prices for our common stock as reported by The NASDAQ Global Market for CHRS from January 1, 2015 through December 31, 2016.

	Price Range
Year ended December 31, 2016	High	Low
1st Quarter	$22.57	$12.04
2nd Quarter	24.90	14.00
3rd Quarter	31.98	16.11
4th Quarter	31.48	22.92
Year ended December 31, 2015
1st Quarter	$33.30	$15.50
2nd Quarter	29.70	20.02
3rd Quarter	38.10	19.32
4th Quarter	31.84	16.96

On February 28, 2017, the closing sale price of our common stock was $23.60.

Common Stockholders

As of February 28, 2017, there were approximately 45 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2016 for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Equity Securities

From January 1, 2016 through December 31, 2016, there were no sales or issuance of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013	2012
Revenue:
Collaboration and license revenue	$189,476	$30,041	$28,481	$726	$1,899
Collaboration and license revenue - related party (1)	—	—	1,893	2,025	—
Other revenue	630	—	732	—	—
Total revenue	190,106	30,041	31,106	2,751	1,899
Operating expenses:
Research and development (2)	254,440	213,062	78,224	31,279	34,886
General and administrative (2)	51,597	36,046	17,564	7,465	5,531
Total operating expenses	306,037	249,108	95,788	38,744	40,417
Loss from operations	(115,931)	(219,067)	(64,682)	(35,993)	(38,518)
Interest expense	(7,980)	(33)	(3,900)	(5,293)	(1,514)
Other income (expense), net	(3,877)	(4,838)	(18,595)	(12,349)	7,014
Net loss	(127,788)	(223,938)	(87,177)	(53,635)	(33,018)
Net loss attributable to non-controlling interest	451	678	44	—	—
Net loss attributable to Coherus	$(127,337)	$(223,260)	$(87,133)	$(53,635)	$(33,018)
Net loss per share attributable to Coherus, basic and diluted (3)	$(3.04)	$(6.01)	$(10.64)	$(16.10)	$(15.85)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted (3)	41,912,300	37,122,008	8,186,529	3,332,020	2,082,622

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Research and development	$13,592	$8,038	$5,625	$682	$268
General and administrative	13,829	8,683	5,437	1,363	175
Total stock-based compensation	$27,421	$16,721	$11,062	$2,045	$443

(3)

See Note 14 to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to Coherus and the weighted-average shares outstanding used to calculate the per share amounts.

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$124,947	$158,226	$150,392	$39,554	$14,548
Working capital (deficit)	105,110	91,368	127,353	(8,024)	13,546
Total assets	178,485	212,384	187,221	47,447	26,533
Convertible notes	75,192	—	—	1,111	—
Convertible notes - related party	25,064	—	—	3,092	—
Convertible preferred stock warrant liability	—	—	—	24,251	1,738
Convertible preferred stock	—	—	—	54,695	54,695
Accumulated deficit	(537,322)	(409,985)	(186,725)	(99,592)	(45,957)
Total stockholder's equity (deficit)	19,354	(6,929)	66,757	(97,077)	(45,503)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form-10-K, or Form 10-K. This Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

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

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In October 2015, we completed a pivotal pharmacokinetic (PK) and pharmacodynamics (PD) study (CHS-1701-03) for CHS-1701 in the United States. Although it did not meet the PK AUC bioequivalence endpoint due to low, anomalous PK profile in the first period Neulasta group, this study was provided as a supportive study in the BLA in the United States as it met all the other co-primary endpoints, including the PD endpoints and provided additional safety data. In August 2016, we completed a follow-on PK/PD study (CHS-1701-05) which met all of its co-primary endpoints. In February 2016, an immunogenicity study in healthy volunteers pursuant to this BLA met its primary endpoints. In August 2016, we filed a BLA which was accepted by the U.S. Food and Drug Administration (FDA) in October 2016. The European Medicines Agency (EMA) accepted our MAA for CHS-1701 in November 2016.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is an anti-TNF product candidate for which we have partnered with Daiichi Sankyo Company, Limited (Daiichi Sankyo), to develop and commercialize in Japan. In September 2016, we regained development and commercial rights from Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, (collectively “Baxalta”, part of Shire plc as of June 2016) for Europe, Canada, Brazil, the Middle East and other territories. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We expect that results from these trials, combined with data from our Phase 1 studies, will support the expected filing of marketing applications in Europe in the first half of 2017 and in Japan in the second half of 2017. In March 2017, we completed a study to compare the relative bioavailability data of CHS-0214 at two different concentrations for the marketing application in Japan. We have retained the development and commercial rights to this product in the United States. However, the therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. This product candidate successfully completed a pivotal Phase 1 PK study in August 2014 by meeting the primary PK bioequivalence endpoint. We initiated a Phase 3 study in psoriasis in August 2015 and announced positive 12-week data from that study in August 2016, followed by confirmatory 24-week results in January 2017, to support the planned filing of a BLA in the United States and an MAA in Europe in the first half of 2017. We completed a bridging PK study comparing the Phase 3 CHS-1420 material to United States manufactured adalimumab (Humira) in March 2017. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira.

•

We reported positive Phase 2b efficacy data on CHS-131, an oral, small-molecule drug candidate, in relapsing remitting multiple sclerosis (MS). This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral MS therapies. We seek to partner CHS-131 for further development.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $127.8 million, $223.9 million and $87.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $537.3 million.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% senior convertible notes due 2022 (the “Convertible Notes”). These Convertible Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. If we fail to satisfy certain registration or reporting requirements, then additional interest will accrue on the Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The holders of the Convertible Notes are Healthcare Royalty Partners III, L.P. and three of its related entities, which hold $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million. The Convertible Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the Convertible Notes were issued), subject to adjustment in certain events. Upon conversion of the Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. After March 31, 2020, the full amount of the Convertible Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the Convertible Notes. At maturity or redemption, if not earlier converted, we will pay 109% of the principal amount of the Convertible Notes, together with accrued and unpaid interest, in cash.

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

In October 2016, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, with aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program under which Cowen will act as our sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The shares will be issued pursuant to our Shelf Registration Statement. We filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In November 2016, December 2016 and January 2017, we drew 2,164,814 shares of common stock down from the Shelf Registration Statement and issued and sold 2,164,814 shares of common stock at a weighted average price of $28.10 per share. We received total gross proceeds from the ATM Offering Program of $60.8 million. After deducting commissions of $1.8 million and offering expenses of $0.2 million, the net proceeds to us were $58.8 million.

In February and March 2017, we drew 5,294,902 shares of common stock down from the Shelf Registration Statement and issued and sold 5,294,902 shares of common stock at a price of $24.25 per share. We received total gross proceeds from the offering of $128.4 million. After deducting underwriting discounts and commissions of $7.7 million and offering expense of $0.4 million, the net proceeds to us were $120.3 million.

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

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of our product candidates. We expect our research and development expenses to be similar or slightly lower in the future as our late-stage product candidates work through the regulatory approval process and we prepare for commercialization. Also, if we receive regulatory approval, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2016	2016	2015	2014
		(in thousands)
External costs incurred by product candidate:
CHS-0214 (1)	Completed	$77,799	$83,377	$35,726
CHS-1420	Completed	70,276	37,611	12,581
CHS-1701	BLA-accepted	32,934	46,872	8,436
CHS-131	Phase 2	3,558	3,694	1,707
Other research and development expenses (2)		17,608	5,311	435
Internal costs		52,265	36,197	19,339
Total research and development expenses (1)		$254,440	$213,062	$78,224

(1)

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

(2)	Amount consists of costs for other pipeline candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. If any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant additional expenses associated with the establishment of our sales force in the U.S., as we undertake commercial infrastructure initiatives to implement information technology systems, quality and compliance systems and personnel support for the commercial organization.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our various debt agreements outstanding during the years ended December 31, 2016 and 2014.

Other Expense, Net

Other expense, net for the years ended December 31, 2016 and 2015 consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. Additionally, for the year ended December 31, 2014, other expense, net includes gains and losses resulting from the remeasurement of the fair value of our convertible preferred stock warrant liability, derivative liability associated with our convertible notes, and the gain on the extinguishment of our convertible notes issued in 2013. In November 2014, in connection with the closing of our IPO all of our outstanding warrants for convertible preferred stock were exercised, for cash or on a net basis, and the convertible preferred stock warrant liability was reclassified to equity. As such, we no longer record adjustments to reflect the remeasurement of the fair values. In March 2015, the contingent consideration related to the Earn-Out Payment was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value.  We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

Our collaboration and license agreements may provide for reimbursement by our collaborators of a portion of our research and development expenses, and we make judgments that affect how these reimbursements are recorded. In collaborations where we and our partner are actively and jointly engaged in the research activities and for which both parties are sharing costs, amounts reimbursed by our partner are recognized as a reduction of research and development expense. For example, Daiichi Sankyo reimburses certain of our research and development costs in quarterly advance payments pursuant to the cost-sharing provision of our collaboration and license agreement with them. Because Daiichi Sankyo is an active participant in the research and development activities, we account for these reimbursements as reductions in our research and development expense when the applicable research and development activity has been performed. Under our prior agreement with Baxalta, on the other hand, we recognized reimbursement of our research and development expenses thereunder as revenue because Baxalta is not actively participating in research and development activities.

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

Derivative Liabilities

There were two contingent payments associated with the acquisition of InteKrin: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, or the Earn-Out Payment and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between us and the third-party, or the Compound Transaction Payment. The contingent consideration is accounted for as a liability and remeasured to estimated fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other expense, net in the consolidated statement of operations through the date of settlement. We determined the fair value of the remaining contingent consideration associated with the Compound Transaction Payment using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving the contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

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

We recorded non-cash stock-based compensation expense related to options granted to employees and non-employees of $27.4 million, $16.7 million and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Founders’ Shares

In October 2010 and January 2011, we issued 4,130,173 shares and 968,804 shares of common stock, respectively, at $0.0083 per share to our founders under the founder stock agreements. These founders’ shares are subject to a repurchase option in our favor that lapses over time subject to continued service. As such, we recorded stock-based compensation based on the fair value of the common stock on the date of issuance. One of the holders of the founders’ shares is a consultant, therefore the fair value of the consultant’s founder shares is measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the vesting period. We recorded non-cash stock-based compensation expense related to the founders’ shares of $0, $9,000 and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, there were no shares subject to repurchase.

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

As of December 31, 2016, our total net deferred tax assets, net of gross deferred tax liabilities, were $177.8 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) which is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  We have evaluated our contracts and assessed that our license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard, and we are currently evaluating the materiality that this contract may have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter. ASU 2014-15 aligns the interpretation of substantial doubt with the definition of “probable” pursuant to ASC 450, Contingencies, meaning that a company’s inability to meet obligations as they come due within one year after the issuance date must be likely to occur. If substantial doubt exists, we are required to disclose as such and to assess whether our plans will or will not alleviate substantial doubt, the results of such assessment determines other specific disclosure requirements. We adopted this standard in the fourth quarter of 2016, performed the requisite analysis and determined that no additional disclosures are necessary.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  We are currently evaluating the impact that the adoption of ASU 2016-01 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for our interim and annual reporting periods beginning January 1, 2017, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-16 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements and related disclosures.

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

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014

Revenue

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
	(in thousands)			(in thousands)
Revenue:
Collaboration and license revenue	$189,476	$30,041	$28,481	$159,435	$1,560
Collaboration and license revenue - related party (1)	—	—	1,893	—	(1,893)
Other revenue	630	—	732	630	(732)
Total revenue	$190,106	$30,041	$31,106	$160,065	$(1,065)

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our IPO.

Total revenue for the year ended December 31, 2016 was $190.1 million compared to $30.0 million for the same period in 2015, an increase of $160.1 million. The increase is primarily due to revenue recognized in connection with the termination of the Baxalta Agreement.

In June 2016, Shire completed its acquisition of Baxalta and as part of its strategic portfolio review issued a termination notice of the Baxalta Agreement in its entirety on September 26, 2016.  As such, we regained from Shire all development and commercial rights previously licensed under CHS-0214 to Baxalta for Europe, Canada, Brazil, the Middle East and other territories, and recognized the outstanding balances of deferred revenue and contingent liability to collaborator related to the Baxalta Agreement of $85.8 million and $76.7 million, respectively, as revenue in 2016.  As of December 31, 2016, our remaining deferred revenue balance of $1.6 million is solely attributed to the Daiichi Sankyo agreement, and will be recognized over the remaining performance period.

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

Research and Development Expenses

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
	(in thousands)			(in thousands)
Research and development	$254,440	$213,062	$78,224	$41,378	$134,838

Research and development expenses for the year ended December 31, 2016 was $254.4 million compared to $213.1 million for the same period in 2015, an increase of $41.4 million. The increase in research and development expenses was primarily due to:

•	an increase of $32.7 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•	an increase of $12.3 million to advance other product candidates in our pipeline;
•

an increase of $9.2 million in personnel, consulting and other related expenses and $5.5 million in stock-based compensation due to a net increase of 31 employees, annual salary increases and additional stock options granted since the end of 2015;

•	an increase of $1.3 million in facilities, supplies and materials and other infrastructure to support our research and development growth;

•	a decrease of $13.9 million related to BLA-enabling studies for CHS-1701 due to fully enrolled and completed clinical studies during 2016; and
•

a decrease of $5.6 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes a decrease of $6.3 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense.

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

•	an increase of $4.8 million in facilities, supplies and materials and other infrastructure to support our research and development growth;
•	an increase of $4.4 million to advance other product candidates in our pipeline; and
•	an increase of $2.3 million to initiate and enroll a Phase 2 clinical study for CHS-131.

We expect our research and development expenses to be similar or slightly lower in the future as our late-stage product candidates work through the regulatory approval process and we prepare for commercialization.

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
	(in thousands)			(in thousands)
General and administrative	$51,597	$36,046	$17,564	$15,551	$18,482

General and administrative expenses for the year ended December 31, 2016 was $51.6 million compared to $36.0 million for the same period in 2015, an increase of $15.6 million.  The increase was primarily due to an increase of $5.9 million in personnel, consulting and other related expenses and $5.2 million in stock-based compensation as a result of an increase in headcount, and costs associated with additional stock options granted during 2016.  Additionally, the rise in expenses was due to an increase of $4.5 million in legal, accounting, and other professional services.

General and administrative expenses for year ended December 31, 2015 was $36.0 million compared to $17.6 million for the same period in 2014, an increase of $18.5 million.  The increase was primarily due to an increase of $6.9 million in personnel, consulting and other related expenses and $3.2 million in stock-based compensation as a result of an increase in headcount, annual salary increases, and costs associated with stock options granted in 2015.  The increase in stock-based compensation was driven primarily from additional stock options granted during 2015, partially offset by common stock warrants issued during 2014. In addition, the increase in general and administrative expenses was due to an increase of $6.7 million in legal, accounting, recruiting and other professional services and $1.7 million in facilities, supplies and materials to support our growing infrastructure as we expanded our operations as a public company.

We expect general and administrative expenses to significantly increase as we continue to support our growing business and, if any of our product candidates receive regulatory approval, prepare for commercialization in 2017.

Interest Expense

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
	(in thousands)			(in thousands)
Interest expense	$7,980	$33	$3,900	$7,947	$(3,867)

Interest expense was $8.0 million for the year ended December 31, 2016 compared to $33,000 during the same periods in 2015. The increase was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs during 2016 related to the Convertible Notes issued on February 29, 2016.

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

Other Expense, Net

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
	(in thousands)			(in thousands)
Other expense, net	$3,877	$4,838	$18,595	$(961)	$(13,757)

Other expense, net for the year ended December 31, 2016 was $3.9 million compared to $4.8 million for the same period in 2015, a decrease of $1.0 million. The decrease is primarily due to the change in fair value of our contingent consideration related to the InteKrin acquisition of $0.3 million during 2016 when compared to 2015, a net expense decrease of $0.3 million due to foreign exchange fluctuations, and the increase of $0.3 million from interest earned on our cash balances.

Other expense, net for the year ended December 31, 2015 was $4.8 million compared to $18.6 million for the same period in 2014, a decrease of $13.8 million. The decrease is primarily due to the change of $15.9 million in fair value of our convertible preferred stock warrant liability during 2014 which converted into equity contemporaneously with the closing of our IPO on November 12, 2014, therefore there was no remeasurement expense in 2015 and there was a decrease in the change in fair value of our contingent consideration related to the InteKrin acquisition of $0.6 million during 2015 when compared to 2014 as the fair value of the Earn-Out Payment portion of the contingent consideration was settled in May 2015. The decrease was partially offset by the gain on extinguishment of our convertible notes issued in 2013 of $2.0 million in May 2014 and the net expense increase of $1.1 million during 2015 when compared to 2014 due to foreign exchange fluctuations.

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

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October, 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In November 2016, December 2016 and January 2017, we issued and sold 2,164,814 shares of common stock at a weighted average price of $28.10 per share, under the ATM Offering Program, for net proceeds of $58.8 million. In February 2017 and March 2017, we issued and sold 5,294,902 shares of common stock at $24.25 per share from our follow-on offering for net proceeds of $120.3 million.

As of December 31, 2016, we had an accumulated deficit of $537.3 million and cash and cash equivalents of $124.9 million. We believe that our current available cash and cash equivalents together with the funding we expect to receive under our license agreement with Daiichi Sankyo, additional projected license agreements that are in negotiation to partner rights to our oncology products ex-US and our anti-TNFs franchise, and proceeds from our ATM Offering Program will be sufficient to fund our planned expenditures and meet our obligations through at least the next 12 months. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(252,545)	$(107,990)	$(23,927)
Net cash used in investing activities	(6,515)	(6,949)	(525)
Net cash provided by financing activities	226,179	122,689	135,956
Effect of exchange rate changes in cash and cash equivalents	(398)	84	(666)
Net (decrease) increase in cash and cash equivalents	$(33,279)	$7,834	$110,838

Net cash used in operating activities

Cash used in operating activities was $252.5 million for the year ended December 31, 2016, which was primarily due to the following:

•	a net loss of $127.8 million,
•	non-cash reduction of $1.3 million in other receivables due to the reversal of a provision,
•

a decrease of $93.2 million in deferred revenue and $66.3 million in contingent liability to collaborator primarily due to the recognition of all Baxalta deferred revenue and contingent liability to collaborator as a result of the termination of the Baxalta license agreement during the third quarter of 2016, and

•

a decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $3.6 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $27.4 million, fair value remeasurement of our contingent consideration obligation of $4.3 million, non-cash interest expense of $1.0 million, and depreciation and amortization of property and equipment of $3.0 million, and

•	a decrease in prepaid and other current assets of $4.2 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments.

Cash used in operating activities was $108.0 million for the year ended December 31, 2015, which was primarily due to the following:

•	a net loss of $223.9 million, and
•

an increase in prepaid and other current assets of $15.9 million resulting from the increase in clinical activities and timing of vendor payments as a result of prepayments for comparator drug and for starting clinical trials.

The cash used in operating activities was partially offset by the following:

•

non-cash charges of stock-based compensation of $16.7 million, $4.6 million related to the remeasurement of our contingent consideration obligations, $2.3 million for depreciation and amortization and impairment of property and equipment, and $1.3 million related to a reserve for other receivables,

•	increase in accounts payable, accounts payable-related parties, and accrued liabilities of $32.8 million as a result of the increase in clinical activities and timing of vendor payments,

•

increase of $32.3 million in deferred revenue and $38.6 million in contingent liability to collaborator both related to $100.0 million milestone payments received from Baxalta under our license agreement,

•	a decrease in notes receivable of $1.9 million as it was collected, and a decrease of $0.9 million in receivables from collaboration and license agreements.

Cash used in operating activities was $23.9 million for the year ended December 31, 2014, which was primarily due to the following:

•	a net loss of $87.2 million,
•	a non-cash gain of $2.0 million on the extinguishment of our convertible notes issued in 2013,
•	increase in prepaid assets of $14.7 million as a result of the increase in clinical activities and expenses associated with becoming a public company,
•	increase in receivable from collaboration and license agreement of $2.1 million with Daiichi Sankyo, and
•	an increase in notes receivable of $1.8 million and in other assets of $2.1 million.

The cash used in operating activities was partly offset by the following:

•

non-cash charges of $15.9 million for the remeasurement of our convertible preferred stock warrant liability and embedded derivative liabilities, $11.1 million for stock-based compensation, $5.2  million for remeasurement of our contingent consideration obligations, $3.9 million of non-cash interest expense and amortization of debt discount, and $0.7 million for depreciation and amortization,

•

increase in deferred revenue of $19.8 million and an increase in contingent liability to collaborator of $20.2 million both related to the additional payments received from Baxalta under our license agreement, and

•

an increase in accounts payable and accounts payable-related parties of $5.3 million and accrued liabilities increased by $3.9 million as a result of the increase in clinical activities and timing of vendor payments.

Net cash used in investing activities

Cash used in investing activities of $6.5 million for the year ended December 31, 2016 was due to the purchase of capital equipment and leasehold improvements.

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

Net cash provided by financing activities

Cash provided by financing activities of $226.2 million for year ended December 31, 2016 was primarily related to proceeds of $100.0 million from the issuance of the Convertible Notes, the proceeds of $124.3 million from the issuance of our common stock from a follow-on offering and the ATM Offering Program, net of underwriting discounts and commissions, and proceeds from the exercise of stock options of $3.3 million, partially offset by payments of convertible debt issuance costs of $0.7 million and offering expenses of $0.7 million related to the issuance of common stock.

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

Cash provided by financing activities of $136.0 million for the year ended December 31, 2014 was primarily related to the net proceeds from the issuance of our Series C convertible preferred stock of $54.7 million and the completion of our IPO in November 2014 resulting in net proceeds of approximately $85.4 million, partially offset by our payments of IPO offering costs of $4.3 million.

Funding Requirements

We believe that our current available cash and cash equivalents, together with the $120.3 million in cash we received from the issuance of 5,294,902 shares of common stock pursuant to a follow-on offering in February and March 2017, the $4.2 million in cash from the sale of common stock under our ATM Offering Program in January 2017, and the funding we expect to receive under our license agreement with Daiichi Sankyo, additional projected license agreements that are in negotiation to partner rights to our oncology products ex-US and our anti-TNFs franchise, and proceeds from our ATM Offering Program will be sufficient to fund our planned expenditures and meet our obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

We will need to raise additional capital to fund our operations in the near future.  Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of December 31, 2016, we had $43.5 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

Our future contractual obligations as of December 31, 2016 were as follows:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt obligations (1)	$152,050	$8,200	$16,400	$16,400	$111,050
Operating lease obligations (2)	14,935	1,961	5,189	5,267	2,518
Contingent payments to InteKrin stockholders	5,550	5,550	—	—	—
Total contractual obligations	$172,535	$15,711	$21,589	$21,667	$113,568

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes.
(2)	These amounts are comprised of the rent payments on our facility leases.

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

The Company enters into contracts in the normal course of business with CROs for preclinical studies and clinical trials and CMOs for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination.  If a contract with a specific vendor were to be terminated, the Company would only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, we had cash and cash equivalents of $124.9 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

We acquired InteKrin in February 2014, which has a subsidiary based in Russia and thus subjects us to foreign currency rate fluctuations against the Russian Ruble. As of December 31, 2016, we had 17.2 million Rubles in cash, which was equal to $283,000 at that date. This cash is located in Russia.

Item 8.	Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coherus BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations, comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2017

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$124,947	$158,226
Restricted cash	60	60
Receivables from collaboration and license agreement	1,859	1,560
Prepaid assets (includes related parties of $3,714 and $10,901 as of December 31, 2016 and 2015, respectively)	31,634	34,743
Other assets (includes related parties of $2,184 and $0 as of December 31, 2016 and 2015, respectively)	2,986	2,797
Total current assets	161,486	197,386
Property and equipment, net	10,772	10,504
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	1,879	146
Total assets	$178,485	$212,384
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$19,706	$25,948
Accounts payable - related parties	877	3,548
Accrued liabilities (includes related parties of $3,542 and $6,122 as of December 31, 2016 and 2015, respectively)	28,022	24,133
Advance payments under license agreement	1,070	1,330
Deferred revenue	892	49,621
Contingent consideration	5,550	1,245
Other liabilities	259	193
Total current liabilities	56,376	106,018
Deferred revenue, non-current	669	45,338
Convertible notes	75,192	—
Convertible notes - related parties	25,064	—
Contingent liability to collaborator	—	66,255
Other liabilities, non-current	1,830	1,702
Total liabilities	159,131	219,313
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000; Shares issued and outstanding: no shares at December 31, 2016 and 2015.	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000; Shares issued and outstanding: 45,808,163 and 39,005,589 at December 31, 2016 and 2015, respectively	5	4
Additional paid-in capital	558,474	404,175
Accumulated other comprehensive loss	(630)	(401)
Accumulated deficit	(537,322)	(409,985)
Total Coherus stockholders' equity (deficit)	20,527	(6,207)
Non-controlling interest	(1,173)	(722)
Total stockholders' equity (deficit)	19,354	(6,929)
Total liabilities and stockholders’ equity (deficit)	$178,485	$212,384

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration and license revenue	$189,476	$30,041	$28,481
Collaboration and license revenue - related party (1)	—	—	1,893
Other revenue	630	—	732
Total revenue	190,106	30,041	31,106
Operating expenses:
Research and development (includes related party of $34,705, $42,768 and $21,723 for the years ended December 31, 2016, 2015 and 2014, respectively)	254,440	213,062	78,224
General and administrative (includes related party of $178, $559 and $597 for the years ended December 31, 2016, 2015 and 2014, respectively)	51,597	36,046	17,564
Total operating expenses	306,037	249,108	95,788
Loss from operations	(115,931)	(219,067)	(64,682)
Interest expense (includes related party of $1,980, $0 and $2,687 for the years ended December 31, 2016, 2015 and 2014, respectively)	(7,980)	(33)	(3,900)
Other expense, net	(3,877)	(4,838)	(18,595)
Net loss	(127,788)	(223,938)	(87,177)
Net loss attributable to non-controlling interest	451	678	44
Net loss attributable to Coherus	$(127,337)	$(223,260)	$(87,133)
Net loss per share attributable to Coherus, basic and diluted	$(3.04)	$(6.01)	$(10.64)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	41,912,300	37,122,008	8,186,529

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(127,788)	$(223,938)	$(87,177)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(229)	124	(525)
Comprehensive loss	(128,017)	(223,814)	(87,702)
Comprehensive loss attributable to non-controlling interest	451	678	44
Comprehensive loss attributable to Coherus	$(127,566)	$(223,136)	$(87,658)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2013	972,330	$1,191	8,181,576	$53,504	—	$—	4,837,715	$1	$2,514	$—	$(99,592)	$(97,077)	$—	$(97,077)
Beneficial conversion feature related to convertible notes issued in 2013	—	—	—	—	—	—	—	—	(3,939)	—	—	(3,939)	—	(3,939)
Issuance of Series B convertible preferred stock for InteKrin acquisition	—	—	960,486	3,667	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in exchange for services	—	—	8,185	57	—	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share, net	—	—	—	—	5,488,892	54,660	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share upon conversion of convertible notes issued in 2013	—	—	—	—	1,058,089	10,583	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock at $6.00 per share in exchange for services	—	—	—	—	9,997	100	—	—	—	—	—	—	—	—
Issuance of Series A and B convertible preferred stock upon exercise of warrants and reclassification of convertible preferred stock warrant liability	62,251	1,004	4,574,713	39,277	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net	—	—	—	—	—	—	6,803,702	—	80,209	—	—	80,209	—	80,209
Conversion of convertible preferred stock to common stock in connection with initial public offering	(1,034,581)	(2,195)	(13,724,960)	(96,505)	(6,556,978)	(65,343)	21,316,519	2	164,041	—	—	164,043	—	164,043
Conversion of common stock warrants to common stock in connection with initial public offering	—	—	—	—	—	—	491,580	—	—	—	—	—	—	—
Issuance of common stock options in exchange for services	—	—	—	—	—	—	—	—	48	—	—	48	—	48
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	48,414	—	55	—	—	55	—	55
Repurchase of common stock	—	—	—	—	—	—	(239,952)	—	(2)	—	—	(2)	—	(2)
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	5	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,117	—	—	11,117	—	11,117
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(525)	—	(525)	—	(525)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(44)	(44)
Net loss attributable to Coherus	—	—	—	—	—	—	—	—	—	—	(87,133)	(87,133)	—	(87,133)
Balances at December 31, 2014	—	—	—	—	—	—	33,257,978	3	254,048	(525)	(186,725)	66,801	(44)	66,757
Issuance of common stock upon payment of InteKrin Earn Out contingency	—	—	—	—	—	—	358,384	—	9,849	—	—	9,849	—	9,849
Retired shares resulting from InteKrin escrow distribution in cash	—	—	—	—	—	—	(8)	—	—	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net	—	—	—	—	—	—	4,137,931	1	112,198	—	—	112,199	—	112,199

	Series A		Series B		Series C					Accumulated		Total Coherus		Total
	Convertible		Convertible		Convertible				Additional	Other		Stockholders'		Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Issuance of common stock in connection with private placement, net	—	—	—	—	—	—	390,167	—	9,930	—	—	9,930	—	9,930
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	861,137	—	1,429	—	—	1,429	—	1,429
Vesting of restricted common stock issued to founders	—	—	—	—	—	—	—	—	9	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,712	—	—	16,712	—	16,712
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	124	—	124	—	124
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(678)	(678)
Net loss attributable to Coherus	—	—	—	—	—	—	—	—	—	—	(223,260)	(223,260)	—	(223,260)
Balances at December 31, 2015	—	—	—	—	—	—	39,005,589	4	404,175	(401)	(409,985)	(6,207)	(722)	(6,929)
Issuance of common stock in connection with common stock offerings, net	—	—	—	—	—	—	6,040,987	1	123,566	—	—	123,567	—	123,567
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	761,587	—	3,312	—	—	3,312	—	3,312
Stock-based compensation expense	—	—	—	—	—	—	—	—	27,421	—	—	27,421	—	27,421
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(229)	—	(229)	—	(229)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(451)	(451)
Net loss attributable to Coherus	—	—	—	—	—	—	—	—	—	—	(127,337)	(127,337)	—	(127,337)
Balances at December 31, 2016	—	$—	—	$—	—	$—	45,808,163	$5	$558,474	$(630)	$(537,322)	$20,527	$(1,173)	$19,354

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(127,788)	$(223,938)	$(87,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,996	1,869	674
Remeasurement of fair-value contingent consideration	4,305	4,599	5,185
Remeasurement of convertible preferred stock warrant and embedded derivative liabilities	—	—	15,899
Preferred stock issued in exchange for services	—	—	147
Non-cash interest expense (income) from amortization of debt discount (receivable)	1,041	(38)	3,897
Gain on extinguishment of 2013 Notes	—	—	(2,048)
Gain on (impairment of) property and equipment	(6)	382	—
Provision for other receivables	(1,300)	1,300	—
Stock-based compensation expense	27,421	16,721	11,062
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	(299)	857	(2,139)
Notes receivable	—	1,853	(1,815)
Notes receivable from related parties	—	—	107
Prepaid assets	3,127	(14,288)	(14,692)
Other assets	1,111	(3,329)	(2,046)
Other assets - related party	—	1,691	(1,691)
Other assets, non-current	88	42	(25)
Accounts payable	(4,965)	18,404	3,629
Accounts payable - related parties	(2,671)	1,528	1,637
Accrued liabilities	3,953	12,832	3,949
Other liabilities	65	(28)	31
Deferred revenue	(93,236)	32,294	19,848
Advance payments under license agreements	(260)	138	1,192
Contingent liability to collaborator	(66,255)	38,605	20,150
Other liabilities, non-current	128	516	299
Net cash used in operating activities	(252,545)	(107,990)	(23,927)
Investing activities
Net cash acquired from acquisition of InteKrin Therapeutics Inc.	—	—	2,334
Purchases of property and equipment	(6,515)	(6,164)	(2,849)
Increase in restricted cash	—	(785)	(10)
Net cash used in investing activities	(6,515)	(6,949)	(525)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,660
Proceeds from issuance of convertible notes	75,000	—	—
Proceeds from issuance of convertible notes - related parties	25,000	—	—
Proceeds from issuance of convertible preferred stock upon exercise of warrants	—	—	131
Proceeds from initial public offering, net of underwriters discounts and commissions	—	—	85,419
Proceeds from follow-on offering, net of underwriters discounts and commissions	—	112,800	—
Proceeds from private placement	—	10,000	—
Proceeds from common stock offerings, net of underwriters discounts and commissions	124,311	—	—
Payments of initial public offering costs	—	(855)	(4,307)
Payments of follow-on offering costs and private placement	—	(672)	—
Payment of costs related to future offerings	—	(13)	—
Payments of convertible notes issuance costs	(739)	—	—
Payments of common stock offering issuance costs	(705)	—	—
Proceeds from issuances of common stock upon exercise of stock options	3,312	1,429	55
Repurchase of restricted common stock	—	—	(2)
Net cash provided by financing activities	226,179	122,689	135,956
Effect of exchange rate changes in cash and cash equivalents	(398)	84	(666)
Net (decrease) increase in cash and cash equivalents	(33,279)	7,834	110,838
Cash and cash equivalents at beginning of period	158,226	150,392	39,554
Cash and cash equivalents at end of period	$124,947	$158,226	$150,392
Supplemental disclosure of cash flow information
Cash paid for interest	$6,939	$33	$1
Supplemental disclosures of noncash investing and financing activities
Issuance of Series B Preferred stock for acquisition	—	—	3,667
Contingent consideration accrued in connection with acquisition	—	—	1,310
Conversion of 2013 Notes and accrued interest into Series C convertible preferred stock	—	—	10,583
Reclassification of fair value of convertible preferred stock warrants to preferred stock upon exercise	—	—	40,150
Purchase of property and equipment in accounts payable and accrued liabilities	507	1,684	726
Leasehold improvements allowance from landlord	—	1,239	—
Initial public offering costs in accounts payable	—	—	855
Costs related to future offerings in accounts payable and accrued liabilities	—	124	—
Common stock offering costs in accounts payable and accrued liabilities	39	—	—
Accrued expenses settled in common stock warrants	—	—	55
Accrued expenses settled in preferred stock	—	—	10
Fair value of contingent consideration settled in common stock	—	9,849	—

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Description of the Business

The Company is a late-stage clinical biologics platform company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

Need to Raise Additional Capital

As of December 31, 2016, the Company had an accumulated deficit of $537.3 million and cash and cash equivalents of $124.9 million. In January 2017, the Company issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total net proceeds of $4.2 million, and in February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share from its follow-on offering and received total net proceeds of $120.3 million (see Note 16). The Company believes that its current available cash and cash equivalents, together with proceeds from the common stock offerings and funding it expects to receive under its license agreements with Daiichi, will be sufficient to fund its planned expenditures and meet the Company’s obligations through at least the next 12 months. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2016: Coherus Intermediate Corp, Coherus Oncology, Inc., Orphonix, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Reclassification

To maintain comparability among the periods presented, the Company reclassified certain prior period amounts to a separate line item that was not included in the prior period presentation. Within Note 4, Accrued Liabilities, in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015, the Company reclassified amounts that were recorded within accrued professional and consulting fees to accrued other. The reclassification had no impact on the total current accrued liabilities for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, contingent consideration, convertible notes valuation, as well as certain accrued liabilities; and in prior years, common stock valuation, the valuations of the convertible preferred stock warrant liability and embedded derivative instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the consolidated balance sheet.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014, the foreign exchange gains and losses recorded in other expense, net in the consolidated statements of operations were a net loss of $53,000, a net loss of $386,000 and a net gain of $671,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$188,292	$27,802	$28,481
Rest of world	1,814	2,239	2,625
Total revenue	$190,106	$30,041	$31,106

Customer Concentration

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2016	2015	2014
Baxalta	99%	93%	92%

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fee, are capitalized in other assets, non-current until the completion of the offering. These deferred offering costs will be reclassified to additional paid-in capital upon the closing of the offering. There was $137,000 in deferred offering costs capitalized as of December 31, 2015 and none capitalized as of December 31, 2016.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that have not reached technological feasibility.  The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2016, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over that estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2016.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Research and Development Expenses

Research and development costs are charged to expenses as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates and clinical trial costs and supplies, laboratory supplies costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with manufacturing drug candidates, preclinical and clinical support activities. In certain cases, amounts received as reimbursement of research and development activities from the Company’s collaborators are recognized as a reduction in research and development expense when the Company engages in a research and development project jointly with another party, with both parties incurring costs while actively participating in project activities and both parties sharing costs and potential benefits of the arrangement. Costs incurred under the arrangements where the Company provides research services approximate the amount of revenues recorded. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheets at December 31, 2016 and 2015.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss included foreign currency translation adjustments for the years ended December 31, 2016, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) which is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method.  The Company has evaluated its contracts and assessed that the license agreement with Daiichi Sankyo (see Note 5) is the only contract that would be impacted by the new revenue standard, and the Company is currently evaluating the materiality that this contract may have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is effective for our annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter. ASU 2014-15 aligns the interpretation of substantial doubt with the definition of “probable” pursuant to ASC 450, Contingencies, meaning that a company’s inability to meet obligations as they come due within one year after the issuance date must be likely to occur. If substantial doubt exists, we are required to disclose as such and to assess whether our plans will or will not alleviate substantial doubt, the results of such assessment determines other specific disclosure requirements. We adopted this standard in the fourth quarter of 2016, performed the requisite analysis and determined that no additional disclosures are necessary.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2017, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statements and related disclosures.

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

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$104,240	$104,240	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$105,085	$105,085	$—	$—
Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

	Fair Value Measurements
	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$157,784	$157,784	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$158,629	$158,629	$—	$—
Liabilities:
Contingent consideration	$1,245	$—	$—	$1,245

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of December 31, 2016 applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. During 2016, the Company reported positive Phase 2b efficacy data on CHS-131, in relapsing remitting multiple sclerosis, and as such management’s probability of occurrence of a Compound Transaction increased from 10% to 33%, and as such, the Company valued the contingent consideration liability at $5.6 million at December 31, 2016. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.2 million. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $4.3 million, $460,000 and $235,000 of expense in other expense, net in the consolidated statement of operations, respectively, as a result of the change in the fair value of the Compound Transaction Payment.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of February 12, 2014 (acquisition date)	$1,310
Change in fair value of the contingent consideration liability	5,185
Balance as of December 31, 2014	6,495
Change in fair value of the contingent consideration liability	4,599
Fair value of Earn-Out Payment settled in common stock on March 6, 2015	(9,849)
Balance as of December 31, 2015	1,245
Change in fair value of the contingent consideration liability	4,305
Balance as of December 31, 2016	$5,550

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $168.5 million (par value $100.0 million) as of December 31, 2016 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt,

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 60%  for the Company’s common stock and straight debt yield of 13.6% as of December 31, 2016.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Prepaid clinical and other - related parties (see Note 15)	$3,714	$10,901
Prepaid clinical, material and manufacturing	25,095	21,191
Prepaid other	2,825	2,651
Prepaid assets	$31,634	$34,743

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Machinery and equipment	$10,294	$7,809
Computer equipment and software	1,500	1,276
Furniture and fixtures	682	596
Leasehold improvements	4,322	4,343
Total property and equipment	16,798	14,024
Accumulated depreciation and amortization	(6,026)	(3,520)
Property and equipment, net	$10,772	$10,504

Depreciation and amortization expense was $3.0 million, $1.9 million and $674,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Accrued clinical - related parties (see Note 15)	$3,542	$6,122
Accrued clinical and manufacturing	16,039	11,681
Accrued compensation	6,945	4,666
Accrued other	1,496	1,664
Accrued liabilities	$28,022	$24,133

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Baxalta	$188,292	$27,802	$28,481
Daiichi Sankyo - related party (1)	1,184	2,239	1,893
Total collaboration and license revenue	$189,476	$30,041	$30,374

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock until the closing of our initial public offering (“IPO”).

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

The Company identified the following deliverables under the agreement: (1) the transfer of intellectual property rights (license), and (2) the manufacture of drug materials for clinical development purposes. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company has concluded that the license is not a separate unit of accounting because Daiichi Sankyo cannot obtain benefit from the use of the license rights for their intended purpose without the products manufactured by the Company. Daiichi Sankyo must rely upon the Company to manufacture and supply the products necessary for Daiichi Sankyo’s development because the related manufacturing know-how specific to the products is proprietary to the Company and Daiichi Sankyo does not have the right to manufacture the licensed product. The Company determined that neither of the deliverables have standalone value and, therefore, the deliverables are accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over its estimated period of performance of approximately three years. The Company determined that there is no other method that is more appropriate than the straight-line method of revenue recognition for this agreement given there is no discernable pattern of its performance under the arrangement. The Company regularly evaluates the reasonableness of the estimated period of performance and revises the amortization of deferred revenue as deemed appropriate on a prospective basis. As such, the performance period was extended in September 2014 for two quarters, December 2014 for one quarter, September 2015 for two months, May 2016 for four months and December 2016 for six months.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis.   In June 2015, the parties also entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis.  Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 2 and MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.1 million and $1.3 million as advance payments under license agreement in the consolidated balance sheet as of December 31, 2016 and 2015, respectively. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

In July 2016 and December 2016, the Company entered into three memoranda of understanding (“MOU 4”  “MOU 5” and “MOU 6”) with Daiichi Sankyo. Under MOU 4, MOU 5 and MOU 6, the Company will receive up to $4.5 million for reimbursements of certain past costs incurred and to be incurred and the Company will recognize these reimbursements as a reduction of research and development expenses when the research and development activity is performed.

As of December 31, 2016, $1.6 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.9 million was included in current liabilities and $0.7 million was included in non-current liabilities in the consolidated balance sheet. As of December 31, 2015, $2.8 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $1.5 million was included in current liabilities and $1.3 million was included in non-current liabilities in the consolidated balance sheet.

The Company recognized in its consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $9.7 million, $16.1 million and $7.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Baxalta

The Company entered into a license agreement in August 2013 and two subsequent amendments thereto with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”) (then Baxter International, Inc., part of Shire plc as of June 2016), to develop and commercialize an etanercept biosimilar molecule, CHS-0214 worldwide, excluding the United States, Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (as amended, the “Baxalta Agreement”).

Under the terms of the agreement, the Company was responsible in conducting the development and the regulatory activities, and Baxalta was responsible in conducting the commercialization of the etanercept biosimilar product. In consideration of the exclusive, royalty-bearing license to develop, commercialize and use the etanercept biosimilar product, the Company received an upfront payment and was eligible to receive contingent payments composed of clinical development payments and regulatory milestone payments. If the cumulative development costs exceed the cumulative contingent payments, Baxalta would reimburse the Company for the excess cost as set forth in the agreement up to predetermined limits. Once the etanercept biosimilar product commercializes, the Company was entitled to tiered royalties, based on the manufacturing cost as a percentage of net sales of licensed products, ranging from the mid-single digits to the high teens on a country-by-country basis.  These royalties were subject to certain offsets and reductions. The agreement had an initial term of ten years and contained provisions allowing Baxalta to renew the agreement for another three years on a country-by-country basis. Baxalta also had the right to terminate the agreement, in its entirety or on a country-by country basis, at any time if the development and/or commercialization is deemed to not be commercially viable, there are material safety, efficacy or patient tolerability issues that cannot be remedied or overcome, if aggregate expenses exceed certain thresholds or after the first commercial sale upon 18 month prior written notice.

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

The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company determined that the license did not have standalone value to Baxalta without the Company’s technical expertise as it relates to the development of the product candidate and committee participation. Additionally, the license to Baxalta did not include the right to manufacture, or have manufactured the product during the development stage, or to conduct any process development activities. Therefore, the Company concluded that these deliverables represent a single unit of accounting under the multiple-element arrangement guidance.

The upfront payment and clinical development payments included contingent payments that were intended to cover development related expenses incurred by the Company, but potentially reimbursable, in part, to Baxalta under certain limited circumstances. The Company concluded that the contingent payments that contain potentially reimbursable amounts to Baxalta are not substantive milestones under the relevant accounting guidance, since the guidance does not allow the substantive milestone components of a payment to be bifurcated from non-substantive milestone components. The amounts that were contingent payments also contained a claw-back feature that, in the event that the Company commercializes the etanercept biosimilar molecule in the U.S. without Baxalta, the Company would have been required to refund a portion of those contingent payments to Baxalta. Therefore, the Company recorded the portion of the non-substantive contingent payment that contained the claw-back feature as a liability and would have continued to record such liability until the earlier of: (1) expiration of the license agreement pursuant to its terms in August 2023, (2) the earlier termination of the license agreement, or (3) the determination, pursuant to the terms of the license agreement, of the third party to commercialize CHS-0214 in the U.S. These amounts were included in the contingent liability to collaborator on the consolidated balance sheets. The portion of the non-substantive milestone payment that did not contain the claw-back feature were recorded as deferred revenue and recognized as license revenue on a straight-line basis over the remaining estimated performance period of approximately three years. The Company determined that there was no other method that was more appropriate than the straight-line method of revenue recognition for this agreement given there was no discernable pattern of performance under the arrangement. The Company regularly evaluated the reasonableness of the estimated period of performance and revised the amortization of deferred revenue on a prospective basis, as such, the performance period were extended in September 2014 for two quarters, December 2014 for one quarter, and September 2015 for two months,  prior to the termination of the Baxalta Agreement.

The regulatory milestone payments were considered substantive as the achievement was subject to the significant uncertainty as to the outcome of the development efforts, by the Company, over an extended period of time, and the Company’s substantive performance obligation under the license agreement which included efforts associated with the clinical trials and filing and approval of drug applications by regulatory authorities in various countries. Therefore, the Company recognized revenue associated with these respective contingent payments when each of the specific events were achieved.

Under terms set forth in an amendment to the arrangement, Baxalta purchased an aggregate of 390,167 shares of Company’s common stock at $25.63 per share for aggregate gross proceeds of approximately $10.0 million on September 10, 2015 (see Note 11).

On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta.  Upon the termination of the Baxalta Agreement, the Company regained from Shire all development and commercial rights previously licensed under the CHS-0214. There were no further contractual obligations. Therefore, the Company recognized the outstanding balances of deferred revenue of $85.8 million and contingent liability to collaborator of $76.7 million as revenue in its consolidated statements of operations in 2016.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Pro forma results of operations for this acquisition have not been presented as such results are not material to the Company’s results of operations for the years ended December 31, 2014.

Intangible Asset — In-process Research and Development

The in-process research and development (“IPR&D”) of $2.6 million consists of InteKrin’s CHS-131. The Company determined the fair value of the IPR&D based on the cost to recreate the asset to its current stage as the fair value is not determinable as a result of the lack of financial projections for this asset due to its early development stage. By applying this method, management estimated that $2.6 million of the acquisition consideration represents the fair value of the IPR&D. The IPR&D acquired through the InteKrin acquisition is treated as an indefinite-lived intangible asset and an annual impairment review is performed by management. As of December 31, 2016, there has been no impairment of this IPR&D.

Contingent Consideration

The contingent consideration is made up of two potential payments as discussed below.

Contingent Consideration — Earn-Out Payment: Upon completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, InteKrin’s stockholders could earn a minimal cash payment and 358,384 shares of the Company’s Series B convertible preferred stock upon the successful achievement of this objective. At the acquisition date, the Company expected the first dosing to be completed in September 2014 and assigned a 75% success probability to the achievement and timing of this event. As such, at the acquisition date, the fair value of the contingent consideration related to this earn-out payment was determined to be $0.8 million. As of the consummation of the IPO in November 2014, such contingent consideration was payable by issuing shares of common stock rather than shares of Series B convertible preferred stock. The contingent consideration related to the earn-out payment was settled in March 2015 (see Note 3).

Contingent Consideration — Compound Transaction Payment: Upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and a third-party or any agreement between the Company and such third-party to sell all of the assets related to the acquired InteKrin compound to such third-party, the Company will pay former InteKrin’s stockholders cash based on a certain percentage of fees received pursuant to such compound transaction. That payment ranges from 60% of the fees received within one year to 10% after the third anniversary of the date of the final dose administered to the final patient in Phase 2 clinical trial. At the time of the acquisition, the Company estimated that the probability of achieving the compound transaction agreement event was 7.5% of the fair value of this contingent consideration based on a probability weighted determination of both the range of the amount and the likelihood of achieving the estimated payouts. At the acquisition date, the fair value of this contingent consideration from the compound transaction payment was determined to be $0.5 million. The fair value measurement of the contingent consideration related to the compound transaction payment has been performed on a quarterly basis through December 31, 2016 (see Note 3).

At the acquisition date, the Company valued the two contingent consideration scenarios using a probability-weighted discounted cash flow approach. A probability of reaching each contingent consideration threshold was estimated by management. A probability-weighted value was determined by multiplying the probability of achieving a contingent payment threshold by the respective

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Goodwill

Goodwill in the amount of $0.9 million resulting from this acquisition comprises the excess of the purchase price over the fair value of the underlying net assets acquired and primarily represents the strategic relationship acquired with InteKrin’s investors. None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. As of December 31, 2016, there have been no such impairments.

Government Contract with the Russian Government

In 2012, InteKrin Russia, a subsidiary of InteKrin, was awarded a contract by the Ministry of Industry and Trade of the Russian Federation to perform scientific research and experimental development work for the treatment of multiple sclerosis and conducting its preclinical and clinical studies for a total aggregate amount of 147.9 million RUB ($2.6 million in US dollars as of December 31, 2014) which was expanded multiple years from 2012 to 2015. The contract amount related to the 2014 research period was expected to be 40.0 million RUB. Subsequent to the Company’s acquisition of InteKrin in February 2014, the Company received 12.0 million RUB and 28.0 million RUB in the first and fourth quarter of 2014, respectively, which met all the revenue recognition criteria in the fourth quarter of 2014.  Therefore, the Company recognized 40.0 million RUB ($732,000 based on the exchange rate on the date the revenue was recognized) as other revenue in the consolidated statement of operations for the year ended December 31, 2014.

The remaining amounts available under the government contract for 2015 was 39.4 million RUB.  The Company received 11.8 million RUB and 27.6 million RUB in Q1 2015 and Q4 2016, respectively.  These advance receipts of funding were deferred until the Company met all the revenue recognition criteria in Q4 2016.  Therefore, the Company recognized revenue of 39.4 million RUB ($630,000 based on the exchange rate on the date the revenue was recognized) as other revenue in the consolidated statement of operations for the years ended December 31, 2016.

7.	Debt Obligations

Bridge Loans

From July 2013 to September 2013, the Company entered into convertible note agreements (the “Bridge Loans”) with various stockholders, employees and institutions for an aggregate principal amount of $10.0 million. The Bridge Loans accrued interest of 8% per annum and would mature on July 15, 2014. The principal and the accrued interest on the Bridge Loans were converted into 5,488,892 shares of Series C convertible preferred stock in May 2014.

In connection with the Bridge Loans, the Company also issued warrants to purchase shares of its convertible preferred stock at an exercise price of $0.0167 per share. The determination of the number of shares issuable pursuant to the 2013 warrants was determined based on 300% of the principal amount of the Bridge Loans divided by the conversion price.

In May 2014, the Company completed an equity financing of Series C convertible preferred stock and, as a result, the Bridge Loans and related accrued interest of $10.6 million automatically converted into 1,058,089 shares of Series C convertible preferred stock and all collateralized security interest were released. In connection with the extinguishment of the Bridge Loans, the Company reacquired the beneficial conversion feature. The intrinsic value of the beneficial conversion feature at the date of the Bridge Loans extinguishment was $3.9 million. This amount is reflected in additional paid in capital. The Company recorded a gain from the extinguishment of the debt in the amount of $2.0 million which is reflected in other income (expense), net in the consolidated statement of operations in the year ended December 31, 2014.

During the year ended December 31, 2014, the Company recognized total interest expense of $3.9 million related to the Bridge Loans’ accrued interest and amortization of the debt discount.

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

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes.  These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions.  As of December 31, 2016, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about the components of the Convertible Notes as of December 31, 2016 (in thousands):

December 31,
2016
Principal amount of the Convertible Notes	$81,750
Unamortized debt discount and debt issuance costs	(6,558)
Convertible Notes	$75,192
Principal amount of the Convertible Notes - related parties	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,186)
Convertible Notes - related parties	$25,064
Total Convertible Notes	$100,256

If the Convertible Notes were converted on December 31, 2016, the holders of the Convertible Notes would receive common shares with an aggregate value of $125.9 million based on the Company’s closing stock price of $28.15.

The following table presents the components of interest expense of the Convertible Notes for the year ended December 31, 2016 (in thousands):

Twelve Months Ended
December 31,
2016
Stated coupon interest	$5,159
Accretion of debt discount and debt issuance costs	781
Interest expense	$5,940
Stated coupon interest - related parties	$1,720
Accretion of debt discount and debt issuance costs - related parties	260
Interest expense - related parties	$1,980
Total interest expense	$7,920

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $8.7 million as of December 31, 2016, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 5.25 years. The annual effective interest rate is 9.48% for the Convertible Notes. During the year ended December 31, 2016, the Company recognized total interest expense of $7.9 million related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$8,200
2018	8,200
2019	8,200
2020	8,200
2021 and thereafter	119,250
Total minimum payments	152,050
Less amount representing interest	(43,050)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(8,744)
Net carrying amount of Convertible Notes	$100,256

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination.  If a contract with a specific vendor were to be terminated, the Company would only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

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

The New Lease provided for annual base rent of approximately $1.6 million in the first year of the Lease Term, which increases on an annual basis up to approximately $1.9 million for the final year of the Lease Term. The New Lease also provided for certain limited rent abatements in the second year of the Lease Term. The Company will be entitled to a one-time improvement allowance of approximately $1.2 million for costs related to the design and construction of Company improvements that are permanently affixed to the Premises.

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

On September 21, 2016, the Company entered into the Second Amendment (the “Second Amendment”) to the New Lease to lease additional office space of approximately 12,809 square feet such that the total headquarters lease space is approximately 40,341 square feet (“Combined Lease Space”). The Second Amendment commenced on October 24, 2016, and ends on November 30, 2022, which coincides with the New Lease termination date.  The Combined Lease Space contains a one-time option to extend the lease term for five years.

The Second Amendment provides for annual base rent on the additional office space of approximately $0.8 million in the first year of the Second Amendment term, which increases on an annual basis up to approximately $0.9 million for the final year of the Second Amendment term and provides for certain limited rent abatements on the additional office space. The Company is also entitled to a one-time improvement allowance of approximately $0.2 million that can be applied towards specified items, including tenant improvement work and base rent.

On December 27, 2016, the Company entered into the Third Amendment (the “Third Amendment”) to the Camarillo lease, the Company’s laboratory facilities, to extend the lease through June 30, 2019 resulting in two additional years of base rent totaling $279,000.  In addition, the Third Amendment contains a one-time option to extend the Camarillo lease term for three years.

Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The future minimum lease payments for all of the Company’s leased facilities as of December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$1,961
2018	2,601
2019	2,588
2020	2,595
2021 and thereafter	5,190
Total minimum lease payments	$14,935

Rent expense was $1.7 million, $1.8 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

9.	Convertible Preferred Stock Warrants

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

From July to December 2011, the Company issued warrants with an exercise price of $0.0167 per share in conjunction with the issuance of the 2011 convertible note agreements (“2011 Warrants B”). In January 2012, as a result of the Series B convertible preferred stock financing event, the 2011 Warrants B became exercisable warrants to purchase 352,448 shares of Series B convertible preferred stock. Prior to the closing of the Company’s IPO in November 2014, all the outstanding 2011 Warrants A and 2011 Warrants B were exercised.

From July to September 2013, the Company issued the 2013 Warrants with the exercise price of $0.0167 per share in conjunction with the issuance of the Bridge Loans (see Note 7).  In December 2013, the 2013 Warrants became exercisable to purchase 4,279,620 shares of Series B convertible preferred stock, which were all exercised during April and May 2014.

The 2011 Warrants A, 2011 Warrants B and 2013 Warrants were classified as convertible preferred stock warrant liabilities and subject to remeasurement at each balance sheet date. The fair value of the convertible preferred stock warrants was determined based on Level 3 inputs. During 2014, the warrants were valued using the Probability-Weighted Expected Return Method (“PWERM”) exclusively based on the expectation for an IPO in November 2014. The size of the IPO and the implied pre-money total equity values were used to support the warrants value. Generally, increases (decreases) in the fair value of the underlying preferred stock would result in a directionally similar impact to the fair value measurement.

The change in the fair value of the convertible preferred stock warrant liability was recognized in other expense, net within the consolidated statements of operations. The net change in the fair value of the warrant liability was an increase of $15.9 million for the years ended December 31, 2014. The Company adjusted the liability for changes in fair value at the time of the exercise and then reclassified the liability to the respective series of preferred stock. Any remaining warrants outstanding immediately prior to the Company’s IPO in November 2014 were exercised, for cash or on a net basis, and the fair value of the warrants were recorded to the respective series of convertible preferred.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

10.	Common Stock Warrants

In March 2014, the Company issued warrants to purchase 553,274 shares of common stock with the exercise price of $1.667 per share to two employees and one consultant for past services. The warrants were vested and exercisable upon issuance and would have expired at the earlier of: (i) March 28, 2024, (ii) an IPO or (iii) the consummation of a liquidation even. The grant date fair value per warrant share was $4.95 for employees and $5.42 for the consultant, resulting in warrant valuations of $2.6 million and $144,000 for the employees and consultant, respectively. Due to the immediate vesting and exercisability of the warrants upon issuance, the Company immediately recognized $1.3 million and $1.4 million of stock-based compensation in research and development expense and general and administrative expense, respectively, in the consolidated statement of operations.  In November 2014, all of the warrants outstanding to purchase common stock were net exercised, which resulted in the issuance of 491,580 shares of common stock upon the closing of the IPO.

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

Common Stock Offerings

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

On October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s Shelf Registration Statement. The Company filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In November and December 2016, the Company sold 2,015,987 shares of common stock at a weighted average price of $28.04 per share through its ATM Offering Program and received total gross proceeds in 2016 of $56.5 million. After deducting commissions of $1.7 million and offering expenses of $0.2 million, the net proceeds were $54.6 million.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

12.	Stock Option Plans and Stock-Based Compensation

Restricted Common Stock (“Founders Shares”)

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under our founders’ shares agreements (such shares, the “Founders’ Shares”). As of December 31, 2016, all shares were fully vested and there were no shares subject to repurchase. The Company recognized stock-based compensation expense within its consolidated statement of operations of $0, $9,000 and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to shares of common stock granted pursuant to the Founders’ Shares agreements.

2010 Stock Plan

In 2010, the Company adopted the 2010 Stock Plan (the “2010 Plan”) and granted options under this plan until November 2014 which is when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2010 Plan. The 2010 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants, and other service providers at prices not less than the fair value at the date of grant for incentive stock options and nonstatutory options. These options were granted to generally vest over four years, expire ten years from the date of grant, and are generally exercisable after vesting. Unvested options exercised are subject to the Company’s repurchase right that lapses as the options vest. As of December 31, 2016 and 2015, no shares were subject to repurchase under the 2010 Plan.

In November 2014, the board of directors adopted the Company’s 2014 Equity Incentive Award Plan (the “2014 Plan”) and any remaining unissued shares available under the 2010 Plan were transferred into the 2014 Plan. As such, no more options may be issued under the 2010 Plan.

As of December 31, 2016, a total of 3,843,541 shares of common stock are subject to options outstanding under the 2010 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

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

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (“ESPP”). The Company will reserve for issuance 320,000 shares of its common stock and provide for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date, 320,000 shares of common stock, or a number of shares as determined by the Company’s board of directors. As of December 31, 2016, the Company has not implemented the ESPP.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the summary of option activities under the 2016, 2014 and 2010 Plans:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price
Balances at December 31, 2015	1,083,147	7,808,842	$12.898
Authorized	2,560,223	—	—
Granted - at fair value	(3,481,090)	3,481,090	20.134
Exercised	—	(761,587)	4.349
Forfeited	378,209	(378,209)	23.235
Balances at December 31, 2016	540,489	10,150,136	$15.636

Additional information related to the status of options as of December 31, 2016 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	10,150,136	$15.636	8.03	$130,011
Options vested and expected to vest	10,066,985	$15.588	8.02	$129,426
Options vested and exercisable	4,511,193	$10.278	7.22	$81,458

Valuation of Awards Granted to Employees

The Company estimated the fair value of each stock award on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value options granted to employees under the Plan during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.00	6.00	6.50
Expected volatility	75%	78%	99%
Risk-free interest rate	1.42%	1.62%	2.05%
Expected dividend yield	0%	0%	0%

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The stock-based compensation expense recorded related to options granted to employees was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$10,856	$6,460	$1,580
General and administrative	12,386	8,289	3,934
	$23,242	$14,749	$5,514

During the years ended December 31, 2016, 2015 and 2014, the total estimated fair value of the options vested was $23.2 million, $14.6 million and $4.2  million, respectively and the estimated weighted-average grant-date fair value of options granted was $13.32, $18.42 and $6.65 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $15.8 million, $22.4 million and $0.4 million, respectively.

As of December 31, 2016, total unrecognized stock-based compensation expenses related to unvested employee stock options was $68.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.82 years.

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

Nonemployees Stock-Based Compensation

The Company granted 248,650, 198,750 and 113,913 stock options to purchase shares of common stock to nonemployees during the years ended December 31, 2016, 2015 and 2014. The weighted-average exercise price of the options granted in 2016, 2015 and 2014 was $18.16, $26.51 and $4.42 per share, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense related to options granted to nonemployees of $4.2 million, $2.0 million and $1.3 million, respectively. The Company remeasures the fair value of the unvested nonemployee options at each period using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the options.

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

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(95,776)	$(220,059)	$(86,927)
Foreign	(31,561)	(3,201)	(206)
Total	$(127,337)	$(223,260)	$(87,133)

There was no provision for income taxes for all years presented due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	1.98	0.70	(1.65)
Foreign rate differences	(8.43)	(0.49)	(0.08)
Permanent items	(2.02)	(1.25)	(10.80)
Research and development credit	8.38	2.46	3.11
InteKrin purchase price allocation	—	—	0.73
Other	(0.13)	0.57	0.11
Change in valuation allowance	(33.78)	(35.99)	(25.42)
Effective income tax rate	—%	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$136,854	$91,334
Research and development credits	26,172	12,980
Depreciation and amortization	645	778
Stock-based compensation	11,995	5,111
Other accruals	2,495	2,236
Deferred revenue	531	23,237
Gross deferred tax assets	178,692	135,676
In-process research and development	(891)	(891)
Gross deferred tax liabilities	(891)	(891)
Total net deferred tax asset	177,801	134,785
Less valuation allowance	(177,801)	(134,785)
Net deferred tax assets	$—	$—

The valuation allowance increased $43.0 million, $79.2 million and $22.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $425.6 million, which will start to expire beginning in 2031, and various state net operating loss carryforwards of approximately $115.9 million, which have various expiration dates beginning in 2031. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2016, the Company had federal research and development credit carryforwards of approximately $30.4 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $10.6 million, which can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2016 and 2015.

At December 31, 2016, the portion of the federal net operating loss carryforwards related to stock option deductions is approximately $31.9 million, which is not included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718-740-25-

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

10, the tax effect of the stock option benefit of approximately $10.8 million will be recorded to equity when they reduce cash taxes payable in the future.

The Company files U.S, California, and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$10,605	$3,816	$749
Additions based on tax positions related to current year	6,111	3,633	861
Additions for tax positions of prior years	1,966	3,156	2,206
Balance at end of year	$18,682	$10,605	$3,816

As of December 31, 2016 and 2015, the Company had approximately $18.7 million and $10.6 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company anticipates approximately $6.4 million decrease in the amount of existing unrecognized tax benefits during the next 12 months as reductions for tax positions of prior years.

14.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss attributable to Coherus	$(127,337)	$(223,260)	$(87,133)
Denominator:
Weighted-average common shares outstanding	41,912,300	37,125,617	8,520,100
Less: weighted-average unvested common shares subject to repurchase (1)	—	(3,609)	(333,571)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	41,912,300	37,122,008	8,186,529
Net loss per share attributable to Coherus, basic and diluted	$(3.04)	$(6.01)	$(10.64)

(1)	Shares were excluded as such shares represent restricted common stock (founders’ shares) which is vesting contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of December 31,
	2016	2015	2014
Stock options	10,150,136	7,808,842	5,770,307
Shares issuable upon conversion of Convertible Notes	4,473,871	—	—
Total	14,624,007	7,808,842	5,770,307

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

15.	Related Party Transactions

Daiichi Sankyo

In January 2012, Company entered into a license agreement with Daiichi Sankyo (see Note 5), under which the Company issued 2,867,426 shares of Series B convertible preferred stock. As such, Daiichi Sankyo was deemed to be a related party by ownership of more than 10% of the Company’s equity. Upon the consummation of the Company’s IPO, Daiichi Sankyo’s ownership percentage decreased to less than 10% of the Company’s equity; therefore, as of November 2014, Daiichi Sankyo was no longer considered a related party. For the year ended December 31, 2014, the Company recognized related party transactions of $1.9 million as collaboration and license revenue–related party in the Company’s consolidated statements of operations. In addition, the Company recognized $7.1 million as a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo in the Company’s consolidated statements of operations for the year ended December 31, 2014. The consolidated statements of operations for the years ended December 31, 2016 and 2015 does not reflect any transactions with Daiichi Sankyo as related party.

Transactions Associated with Cook

In January and December 2012, the Company issued a total of 2,150,569 shares of Series B convertible preferred stock to Cook as consideration for past and future services. As such, Cook was deemed to be a related party by ownership of more than 10% of the Company’s equity. During the second quarter of 2014, Cook divested a majority of its shares of the Company’s Series B convertible preferred stock; therefore, as of December 31, 2014, Cook was no longer considered a related party. For the year ended December 31, 2014 the Company recognized $4.5 million of services rendered by Cook within research and development in the consolidated statement of operations. The consolidated statements of operations for the years ended December 31, 2016 and 2015 does not reflect any transactions with Cook as related party.

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace Inc. (“Medpace”). As such, Medpace was deemed to be a related party. As of December 31, 2016, the Company had $3.7 million in prepaid assets (prepaid clinical and other–related parties), $2.2 million in current other assets, $0.9 million in accounts payable–related parties, and $3.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. As of December 31, 2015, the Company had $10.9 million in prepaid assets (prepaid clinical and other–related parties), $3.5 million in accounts payable–related parties, and $6.1 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $34.6 million, $42.5 million and $24.1 million during years ended December 31, 2016, 2015 and 2014, respectively, for services rendered by Medpace within research and development expense in the consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of December 31, 2016 and 2015, there were no such related party balances in the Company’s consolidated balance sheets. The Company recorded in research and development expense in its consolidated statements of operations, $135,000, $258,000 and $241,000 for the years ended December 31, 2016, 2015 and 2014, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its consolidated statements of operations, $178,000, $559,000 and $597,000 for the year ended December 31, 2016, 2015 and 2014, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In the third quarter of 2013, the Company entered into Bridge Loans with certain investors, including existing stockholders, some members of the Company’s board of directors and their affiliated companies and some members of management, for a total aggregate amount of $10.0 million and issued the 2013 Warrants to purchase shares of the Company’s preferred stock at an exercise price of $0.0167 per share (see Note 9). In May 2014, the Company completed a preferred stock financing and contemporaneously the Bridge Loans and the related accrued interest were automatically converted into Series C preferred stock (see Note 7). For the year ended December 31, 2014, the Company recognized $2.7 million of interest expense related to the debt and the amortization of the debt discount in the Company’s consolidated statement of operations.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7 for related party disclosure).

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

16.	Subsequent Events

In January 2016, the Company’s Shelf Registration Statement was declared effective by the SEC (see Note 11). On October 28, 2016, the Company entered into a Sales Agreement with Cowen to sell shares of the Company’s common stock, from time to time, through an ATM Offering Program. In January 2017, the Company sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total gross proceeds in 2017 of $4.3 million. After deducting commissions of $0.1 million, the net proceeds were $4.2 million.

In February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share. The Company received total gross proceeds from the offering of $128.4 million. After deducting underwriting discounts and commissions of $7.7 million and offering expense of $0.4 million, the net proceeds were $120.3 million.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen.  The complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502, (v) breach of duty of loyalty, (vi) aiding and abetting breach of duty of loyalty and (vii) tortious interference with contract, and seeks injunctive relief and monetary damages. The Company is evaluating the potential impact of this matter.

17.	Supplementary Data – Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the quarters ended December 31, 2016 and 2015:

	2016 Quarter End
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenue (1)	$12,359	$14,068	$162,835	$844
Total operating expenses	76,711	76,804	78,218	74,304
Net income (loss) (1)	(65,538)	(70,150)	83,844	(75,944)
Net income (loss) attributable to Coherus (1)	(65,388)	(69,967)	83,939	(75,921)
Net income (loss) per share attributable to Coherus (1):
Basic	(1.67)	(1.72)	1.93	(1.71)
Diluted	(1.67)	(1.72)	1.67	(1.71)

	2015 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$5,810	$6,866	$7,167	$10,198
Total operating expenses	42,558	65,761	78,384	62,405
Net loss	(40,839)	(59,034)	(71,485)	(52,580)
Net loss attributable to Coherus	(40,725)	(58,810)	(71,334)	(52,391)
Net loss per share attributable to Coherus, basic and diluted	(1.22)	(1.56)	(1.86)	(1.35)

(1)

In June 2016, Shire completed its acquisition of Baxalta and as part of its strategic portfolio review issued a termination notice of the Baxalta Agreement in its entirety on September 26, 2016.  As such, the Company regained from Shire all development

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

and commercial rights previously licensed under CHS-0214. There were no further contractual obligations. Therefore, the Company recognized the outstanding balances of deferred revenue and contingent liability to collaborator of $85.8 million and $76.7 million, respectively, as revenue in the three months ended September 30, 2016 (see Note 5), and resulted in net income and net income attributable to Coherus for the three months ended September 30, 2016.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Coherus BioSciences, Inc.

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Coherus BioSciences Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coherus BioSciences Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coherus BioSciences Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Coherus BioSciences, Inc. and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Redwood City, California

March 13, 2017

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: March 13, 2017	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Lanfear and Jean-Frédéric Viret, his attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2017

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	March 13, 2017

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	March 13, 2017

/s/ Christos Richards Christos Richards	Director	March 13, 2017

/s/ Ali J. Satvat Ali J. Satvat	Director	March 13, 2017

/s/ August J. Troendle, M.D. August J. Troendle, M.D.	Director	March 13, 2017

/s/ Mats Wahlström Mats Wahlström	Director	March 13, 2017

/s/ Mary T. Szela Mary T. Szela	Director	March 13, 2017

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated as of September 10, 2015, by and between Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	4.1

4.3	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.4	Third Amended and Restated Investor Rights Agreement, dated as of May 9, 2014 by and among Coherus BioSciences, Inc. and certain investors named therein.	S-1	9/25/2014	4.3

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2(a)†	License Agreement, effective August 30, 2013, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1/A	10/20/2014	10.2(a)

10.2(b)†	First Amendment to License Agreement, effective February 7, 2014, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.2(b)

10.3†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.4†	Non-Exclusive License Agreement, effective July 10, 2013, by and between Genentech, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.4

10.5†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.6†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.7	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.8(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.8(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.9(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.10(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.10(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.10(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.11#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.12#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.13#	Separation Agreement, effective June 30, 2014, by and between Stephen C. Glover and Coherus BioSciences, Inc.	S-1	9/25/2014	10.14

10.14†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.15(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.15(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.15(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.15(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.15(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.16(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.16(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.16(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.16(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

10.17†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.1

10.18(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.18(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.19	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.20	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.21	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.22	Stock Purchase Agreement dated as of September 10, 2015 by and among Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.23	Convertible Note Purchase Agreement, dated as of February 29, 2016, among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto (including the form of Note attached thereto as Exhibit A).	8-K	2/29/2016	10.1

10.24	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	10-Q	5/9/2016	10.2

10.25(a)	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.25(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.25(c)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.25(d)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.26	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.