Form 10-Q
period 2017-03-31
Coherus BioSciences, Inc.
filed 2017-05-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, 51,288,117 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the timing and the success of the design of the clinical trials and planned clinical trials of CHS-0214 (our etanercept (Enbrel®) biosimilar candidate); and CHS-1420 (our adalimumab (Humira®) biosimilar candidate);

•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate), CHS-0214 and CHS-1420;
•	the cost, timing and outcomes of litigation involving our potential products;
•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-0214 and CHS-1420;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-0214 and CHS-1420 or our future product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-0214 and CHS-1420 and any other product candidates;
•	the rate and degree of market acceptance of CHS-1701, CHS-0214 and CHS-1420 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-0214 and CHS-1420 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•

our ability to compete with companies currently producing the reference products, including Neulasta, Humira and Enbrel and other products in our pipeline that are in preclinical stages of development;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$124,924	$124,947
Investments in marketable securities	49,900	—
Restricted cash	60	60
Receivables from collaboration and license agreement	26	1,859
Prepaid assets (includes related parties of $3,450 and $3,714 as of March 31, 2017 and December 31, 2016, respectively)	30,484	31,634
Other assets (includes related parties of $1,984 and $2,184 as of March 31, 2017 and December 31, 2016, respectively)	2,866	2,986
Total current assets	208,260	161,486
Property and equipment, net	14,873	10,772
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	1,879
Total assets	$227,495	$178,485
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,560	$19,706
Accounts payable - related parties	2,109	877
Accrued liabilities (includes related parties of $1,832 and $3,542 as of March 31, 2017 and December 31, 2016, respectively)	24,667	28,022
Advance payments under license agreement	1,070	1,070
Deferred revenue	669	892
Contingent consideration	5,940	5,550
Other liabilities	281	259
Total current liabilities	47,296	56,376
Deferred revenue, non-current	725	669
Convertible notes	75,437	75,192
Convertible notes - related parties	25,146	25,064
Other liabilities, non-current	1,932	1,830
Total liabilities	150,536	159,131
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	5	5
Additional paid-in capital	691,078	558,474
Accumulated other comprehensive loss	(807)	(630)
Accumulated deficit	(612,100)	(537,322)
Total Coherus stockholders' equity	78,176	20,527
Non-controlling interest	(1,217)	(1,173)
Total stockholders' equity	76,959	19,354
Total liabilities and stockholders’ equity	$227,495	$178,485

(1)

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Collaboration and license revenue	$161	$12,359
Operating expenses:
Research and development (includes related party of $3,791 and $13,262 for the three months ended March 31, 2017 and 2016, respectively)	53,775	65,313
General and administrative (includes related party of $65 and $0 for the three months ended March 31, 2017 and 2016, respectively)	18,803	11,398
Total operating expenses	72,578	76,711
Loss from operations	(72,417)	(64,352)
Interest expense (includes related party of $593 and $209 for the three months ended March 31, 2017 and 2016)	(2,376)	(837)
Other expense, net	(29)	(349)
Net loss	(74,822)	(65,538)
Net loss attributable to non-controlling interest	44	150
Net loss attributable to Coherus	$(74,778)	$(65,388)

Net loss per share attributable to Coherus, basic and diluted	$(1.54)	$(1.67)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	48,711,958	39,095,975

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(74,822)	$(65,538)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(9)	—
Foreign currency translation adjustments, net of tax	(168)	(48)
Comprehensive loss	(74,999)	(65,586)
Comprehensive loss attributable to non-controlling interest	44	150
Comprehensive loss attributable to Coherus	$(74,955)	$(65,436)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(74,822)	$(65,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	865	717
Remeasurement of fair-value contingent consideration	390	190
Amortization of premium on marketable securities	(19)	—
Non-cash interest expense from amortization of debt discount	326	107
Provision for other receivables	—	(1,300)
Stock-based compensation expense	7,810	5,318
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,833	365
Prepaid assets	1,153	8,776
Other assets	118	(668)
Other assets, non-current	—	86
Accounts payable	(7,265)	(6,797)
Accounts payable - related parties	1,232	(54)
Accrued and other liabilities	(4,831)	(4,735)
Deferred revenue	(168)	(12,365)
Advance payments under license agreements	—	(360)
Other liabilities, non-current	101	(58)
Net cash used in operating activities	(73,277)	(76,316)
Investing activities
Purchases of property and equipment	(1,691)	(2,148)
Purchase of investments in marketable securities	(49,887)	—
Net cash used in investing activities	(51,578)	(2,148)
Financing activities
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of convertible notes - related parties	—	25,000
Proceeds from common stock offering, net of underwriters discounts and commissions	124,866	—
Payments of convertible notes issuance costs	—	(455)
Payments of common stock offering issuance costs	(134)	—
Proceeds from issuance of common stock upon exercise of stock options	265	298
Net cash provided by financing activities	124,997	99,843
Effect of exchange rate changes in cash and cash equivalents	(165)	(47)
Net (decrease) increase in cash and cash equivalents	(23)	21,332
Cash and cash equivalents at beginning of period	124,947	158,226
Cash and cash equivalents at end of period	$124,924	$179,558

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, our” or “us”) is a late-stage clinical biologics platform company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

Need to Raise Additional Capital

As of March 31, 2017 the Company had an accumulated deficit of $612.1 million and cash and cash equivalents and short-term investments in marketable securities of $174.8 million. In January 2017, the Company issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total net proceeds of $4.2 million, and in February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share from its follow-on offering and received total net proceeds of $120.4 million (see Note 8). The Company believes that its current available cash and cash equivalents and short-term investments in marketable securities will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. The Company will need to raise additional funds in the future, however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of March 31, 2017: Coherus Intermediate Corp, Coherus Oncology, Inc., Orphonix, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition period, contingent consideration, convertible notes valuation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, were a net gain of $171,000 and a net loss of $264,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$—	$12,005
Rest of world	161	354
Total revenue	$161	$12,359

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended
	March 31,
	2017	2016
Baxalta	*	97%
Daiichi Sankyo	100%	*

* less than 10%

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash and cash equivalents.

Investments in Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investments and reevaluates such designation as of each balance sheet date. All investments in marketable securities are held as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available –for-sale securities are included in other expense, net, based on specific identification method.

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

The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. The Company expenses manufacturing costs for product candidates incurred prior to regulatory approval as research and development expenses as the Company incurs them. If and when regulatory approval of a product is obtained, the Company will begin capitalizing manufacturing costs related to the approved product into inventory.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three months ended March 31, 2017 and 2016.

Net Loss per Share Attributable to Coherus

Basic net loss per share attributable to Coherus is calculated by dividing the net loss attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Since the Company was in a net loss position for the periods presented, basic net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive for those periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company is required to adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) which is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method.  The Company has evaluated its contracts and assessed that the license agreement with Daiichi Sankyo (see Note 5) is the only contract that would be impacted by the new revenue standard, and the Company is currently evaluating the materiality that this contract may have on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company plans to adopt this new standard prospectively on January 1, 2019 and is evaluating the impact of the adoption of this standard on its unaudited condensed financial statements. The Company expects that it will increase its lease assets and correspondingly increase its lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2017, and all annual and interim reporting periods thereafter. The Company adopted ASU 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had a previously unrecognized deferred tax asset of $10.8 million relating to the excess tax benefits. Upon adoption, the Company recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.  Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-16 will have a material effect on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3.	Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable and other current liabilities approximate their fair value due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 and Level 2 assets, and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds and U.S. government agency securities.

When quoted market prices are not available for the specific security, then the Company estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration.

There were no transfers between Level 1 and Level 3 during the periods presented. In March 2017, there were transfers from Level 1 into Level 2 for the purchase of short-term investments in marketable securities.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$53,202	$53,202	$—	$—
Restricted cash (money market funds)	845	845	—	—
U.S. government agency securities	25,000	25,000	—	—
Corporate notes and commercial paper	93,804	—	93,804	—
Total financial assets	$172,851	$79,047	$93,804	$—
Financial Liabilities:
Contingent consideration	$5,940	$—	$—	$5,940

	Fair Value Measurements
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$104,240	$104,240	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$105,085	$105,085	$—	$—
Financial Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	March 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$53,202	$—	$—	$53,202
Corporate notes and commercial paper	48,928	1	(5)	48,924
U.S. government agency securities	19,979	1	—	19,980
Classified as cash equivalents	$122,109	$2	$(5)	$122,106

Corporate notes and commercial paper	$44,885	$—	$(5)	44,880
U.S. government agency securities	5,021	—	(1)	5,020
Classified as investments in marketable securities	$49,906	$—	$(6)	$49,900

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

	December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$104,240	$—	$—	$104,240
Classified as cash equivalents	$104,240	$—	$—	$104,240

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of March 31, 2017, the remaining contractual maturities of available-for-sale securities were less than one year.

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). The contingent consideration related to the Earn-Out Payment was settled on March 6, 2015.

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of March 31, 2017 applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment.  The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement.  Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.2 million.

The change in the fair value of the Compound Transaction Payment was recognized in other expense, net within the condensed consolidated statement of operations of $390,000 and $190,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2016	$5,550
Change in fair value of the contingent consideration liability	390
Balance as of March 31, 2017	$5,940

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $144.0 million (par value $100.0 million) as of March 31, 2017 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 70%  for the Company’s common stock and straight debt yield of 14.6% as of March 31 ,2017.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid clinical and other - related parties (see Note 10)	$3,450	$3,714
Prepaid clinical, material and manufacturing	24,377	25,095
Prepaid other	2,657	2,825
Prepaid assets	$30,484	$31,634

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and equipment	$10,819	$10,294
Computer equipment and software	1,657	1,500
Furniture and fixtures	714	682
Leasehold improvements	4,344	4,322
Construction in progress	4,229	—
Total property and equipment	21,763	16,798
Accumulated depreciation and amortization	(6,890)	(6,026)
Property and equipment, net	$14,873	$10,772

Depreciation and amortization expense was $865,000 and $717,000 for the three months ended March 31, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Accrued clinical - related parties (See Note 10)	$1,832	$3,542
Accrued clinical and manufacturing	14,858	16,039
Accrued compensation	3,754	6,945
Accrued other	4,223	1,496
Accrued liabilities	$24,667	$28,022

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Baxalta	$—	$12,005
Daiichi Sankyo	161	354
Total collaboration and license revenue	$161	$12,359

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

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis.   In June 2015, the parties also entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis.  Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 2 and MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.1 million at both March 31, 2017 and December 31, 2016 in the condensed consolidated balance sheet, as advance payments under license agreement. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

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

As of March 31, 2017, $1.4 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.7 million was included in current liabilities and $0.7 million was included in non-current liabilities in the condensed consolidated balance sheet. As of December 31, 2016, $1.6 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.9 million was included in current liabilities and $0.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $1.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta.  Upon the termination of the Baxalta Agreement, the Company regained from Shire all development and commercial rights previously licensed under the CHS-0214. There were no further contractual obligations. Therefore, the Company recognized the outstanding balances of deferred revenue and contingent liability to collaborator as revenue in its condensed consolidated statements of operations in 2016.

6.	Convertible Notes

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, which commenced on March 31, 2016, and mature on March 31, 2022, unless earlier converted, redeemed or repurchased. The Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the Convertible Notes mature or are repurchased or redeemed by the Company.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of March 31, 2017, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	March 31,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(6,313)	(6,558)
Convertible Notes	$75,437	$75,192

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,104)	(2,186)
Convertible Notes - related parties	$25,146	$25,064
Total Convertible Notes	$100,583	$100,256

If the Convertible Notes were to be converted on March 31, 2017, the holders of the Convertible Notes would receive common shares with an aggregate value of $94.6 million based on the Company’s closing stock price of $21.15.

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stated coupon interest	$1,538	$547
Accretion of debt discount and debt issuance costs	245	80
Interest expense	$1,783	$627
Stated coupon interest - related parties	$512	$182
Accretion of debt discount and debt issuance costs - related parties	81	27
Interest expense - related parties	$593	$209
Total interest expense	$2,376	$836

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $8.4 million as of March 31, 2017, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 5.0 years. The annual effective interest rate is 9.48% for the Convertible Notes. During the three months ended March 31, 2017 and 2016, respectively, the Company recognized total interest expense of $2.4 million and $0.8 million, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of March 31, 2017 are as follows (in thousands):

Year ending December 31,
Remainder of 2017	$6,150
2018	8,200
2019	8,200
2020	8,200
2021	8,200
2022 and thereafter	111,050
Total minimum payments	150,000
Less amount representing interest	(41,000)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(8,417)
Net carrying amount of Convertible Notes	$100,583

7.	Commitments and Contingencies

Purchase Commitments

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and contract manufacturing organizations for the manufacture of clinical trial materials. The contracts are cancellable, with varying provisions regarding termination.  If a contract with a specific vendor were to be terminated, the Company would only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty. The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet, and no schedule has been set in this matter. The Company believes that this lawsuit is without merit and intends to vigorously defend its position.  However, if Amgen were to be successful in its effort to seek injunctive relief, this legal action may delay the timing of our CHS-1701 commercial release, and negatively affect our future revenues and results of operations.  It is not possible at this time to determine the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss.

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

8.	Common Stock and Stock-Based Compensation

Common Stock Offerings

In October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In January 2017, the Company sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total gross proceeds of $4.3 million. After deducting commissions of $0.1 million, the net proceeds were $4.2 million.

In February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share. The Company received total gross proceeds from the offering of $128.4 million. After deducting underwriting discounts and commissions of $7.7 million and offering expense of $0.3 million, the net proceeds were $120.4 million.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$3,900	$2,520
General and administrative	3,910	2,798
	$7,810	$5,318

9.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss attributable to Coherus	$(74,778)	$(65,388)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	48,711,958	39,095,975
Net loss per share attributable to Coherus, basic and diluted	$(1.54)	$(1.67)

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	March 31,
	2017	2016
Stock options	10,656,082	8,110,487
Restricted stock units	12,000	—
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	15,141,953	12,584,358

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As March 31, 2017, the Company had $3.5 million in prepaid assets (prepaid clinical and other–related parties), $2.0 million in current other assets, $2.1 million in accounts payable–related parties, and $1.8 million in accrued and other liabilities (accrued clinical and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2016, the Company had $3.7 million in prepaid assets (prepaid clinical and other–related parties), $2.2 million in current other assets, $0.9 million in accounts payable–related parties, and $3.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $3.8 million and $13.1 million during the three months ended March 31, 2017 and 2016, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provided recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of March 31, 2017 and December 31, 2016, there were no such related party balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $0 and $131,000 for the three months ended March 31, 2017 and 2016, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $65,000 and $0 for the three months ended March 31, 2017 and 2016, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). Our second anti-TNF product candidate, CHS-1420, is being developed as an adalimumab (Humira) biosimilar. We announced positive 12-week data from that study in August 2016, followed by confirmatory 24-week results in January 2017, to support the planned filing of a BLA in the United States and an MAA in Europe in the first half of 2017. We completed a bridging PK study comparing the Phase 3 CHS-1420 material to United States manufactured adalimumab (Humira) in March 2017. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). CHS-0214 is an anti-TNF product candidate for which we have partnered with Daiichi Sankyo Company, Limited (Daiichi Sankyo), to develop and commercialize in Japan. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We expect to discuss the acceptability of a Marketing Authorization Application (MAA) based on results from our Phase 3 trials, combined with data from our Phase 1 studies, in the second half of 2017 and in Japan in the first half of 2018. In March 2017, we completed a study to compare the relative bioavailability data of CHS-0214 at two different concentrations for the marketing application in Japan. We have retained the development and commercial rights to this product in the United States. However, the therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

•

In June 2016, we reported positive Phase 2b efficacy data on CHS-131, an oral, small-molecule drug candidate, in relapsing remitting multiple sclerosis (MS). This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral MS therapies. We seek to partner CHS-131 for further development.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $74.8 million and $65.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $612.1 million.

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

In January 2016, our shelf registration statement on Form S-3 (File No. 333-208625), or the Shelf Registration Statement, was declared effective by the SEC. In May and June 2016, we drew 4,025,000 shares of common stock down from the Shelf Registration Statement and issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. We received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds to us were $69.0 million. In October 2016, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, with aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program under which Cowen will act as our sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The shares will be issued pursuant to our Shelf Registration Statement. In January 2017, we drew 148,827 shares of common stock down from the Shelf Registration Statement and issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through our ATM Offering Program. We received gross proceeds from the offering of $4.3 million, and after deducting commissions of $0.1 million, the net proceeds to us were $4.2 million. As of March 31, 2017, we had $39.2 million remaining under the ATM Offering Program.

In February and March 2017, we drew 5,294,902 shares of common stock down from the Shelf Registration Statement and issued and sold 5,294,902 shares of common stock at a price of $24.25 per share. We received total gross proceeds from the offering of $128.4 million. After deducting underwriting discounts and commissions of $7.7 million and offering expense of $0.3 million, the net proceeds to us were $120.4 million.

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

We consider regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense manufacturing costs for product candidates incurred prior to regulatory approval as research and development expenses as we incur them. If and when regulatory approval of a product is obtained, we will begin capitalizing manufacturing costs related to the approved product into inventory.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our convertible notes.

Other Expense, Net

Other expense, net consists primarily of losses resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. We will still continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 14, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. We are required to adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standard”) which is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  We have evaluated our contracts and assessed that our license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard, and we are currently evaluating the materiality that this contract may have on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  We are currently evaluating the impact that the adoption of ASU 2016-01 will have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our condensed consolidated financial statements and related disclosures. We plan to adopt this new standard prospectively on January 1, 2019 and are evaluating the impact of the adoption of this standard on our unaudited condensed financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for our interim and annual reporting periods beginning on January 1, 2017, and all annual and interim reporting periods thereafter. We adopted ASU 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, we had a previously unrecognized deferred tax asset of $10.8 million relating to the excess tax benefits. Upon adoption, we recognized this excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance.  Additionally, as provided for under this new guidance, we elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We do not expect that the adoption of ASU 2016-16 will have a material effect on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on our condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Collaboration and License Revenue

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Revenue:
Baxalta	$—	$12,005	$(12,005)
Daiichi Sankyo	161	354	(193)
Total collaboration and license revenue	$161	$12,359	$(12,198)

Collaboration and license revenue for the three months ended March 31, 2017 was $0.2 million compared to $12.4 million for the same period in 2016, a decrease of $12.2 million.  The decrease in revenue is primarily due to the termination of the Baxalta license agreement in the third quarter of 2016.

Research and Development Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Research and development	$53,775	$65,313	$(11,538)

Research and development expenses for the three months ended March 31, 2017 were $53.8 million compared to $65.3 million for the same period in 2016, a decrease of $11.5 million. The decrease in research and development expenses was primarily due to:

•

a decrease of $14.1 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes an increase of $0.8 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•	a decrease of $3.3 million related to the development of other product candidates in our pipeline;

•

partially offset by an increase of $2.6 million in personnel, consulting and other related expenses and $1.4 million in stock-based compensation due to a net increase of 31 employees, annual salary increases and additional stock options granted since the first quarter of 2016;

•	an increase of $1.1 million due to two new Phase 1 clinical trials for CHS-1420 that began and completed enrollment of patients in the first quarter of 2017; and
•	an increase of $0.7 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

We expect our research and development expenses to be similar or slightly lower in the future as our late-stage product candidates work through the regulatory approval process and we prepare for commercialization.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
General and administrative	$18,803	$11,398	$7,405

General and administrative expenses for the three months ended March 31, 2017 were $18.8 million compared to $11.4 million for the same period in 2016, an increase of $7.4 million.  The increase in general and administrative expenses was primarily due to an increase of $3.3 million for legal, accounting, recruiting and other professional services, $2.8 million for personnel, consulting and other related expenses,  $1.1 million for stock-based compensation as a result of an increase in headcount associated with stock options granted since the first quarter of 2016, and $0.2 million for facilities, supplies and materials to support our growing infrastructure as we expanded our pre-commercial activities.

We expect general and administrative expenses to significantly increase as we continue to prepare for commercialization in 2017.

Interest Expense

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Interest expense	$2,376	$837	$1,539

Interest expense was $2.4 million for the three months ended March 31, 2017 compared to $0.9 million during the same period in 2016, an increase of $1.5 million. The increase in interest expense was due to the three-month of interest expense and non-cash accretion of the debt discount and debt issuance costs related to the Convertible Notes that we issued on February 29, 2016.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October, 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In November 2016, December 2016 and January 2017, we issued and sold 2,164,814 shares of common stock at a weighted average price of $28.10 per share, under the ATM Offering Program, for net proceeds of $58.8 million. In February 2017 and March 2017, we issued and sold 5,294,902 shares of common stock at $24.25 per share from our follow-on offering for net proceeds of $120.4 million.

In March 2017, we purchased investments in accordance with our investment policy in order to obtain better returns on our cash balances.

As of March 31, 2017, we had an accumulated deficit of $612.1 million and cash and cash equivalents and short-term investments in marketable securities of $174.8 million. We believe that our current available cash and cash equivalents and short-term investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(73,277)	$(76,316)
Net cash used in investing activities	(51,578)	(2,148)
Net cash provided by financing activities	124,997	99,843
Effect of exchange rate changes in cash and cash equivalents	(165)	(47)
Net (decrease) increase in cash and cash equivalents	$(23)	$21,332

Net cash used in operating activities

Cash used in operating activities was $73.3 million for the three months ended March 31, 2017, which was primarily due to the following:

•	a net loss of $74.8 million,
•

decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $10.9 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

•	decrease in deferred revenue of $0.2 million as we recognized revenue from our Daiichi Sankyo collaboration agreement,

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $7.8 million, fair value remeasurement of our contingent consideration obligation of $0.4 million, non-cash interest expense of $0.3 million, and depreciation and amortization of property and equipment of $0.9 million, and

•

a net decrease in prepaid and other assets of $1.3 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments and a decrease in receivables from collaboration and license agreement of $1.8 million.

Cash used in operating activities was $76.3 million for the three months ended March 31, 2016, which was primarily due to the following:

•	a net loss of $65.5 million,
•	non-cash charges of $1.3 million in other receivables due to the reversal of a provision,
•	a decrease in deferred revenue of $12.4 million as we recognized the revenue from our Baxalta and Daiichi Sankyo collaboration agreements, and
•

a decrease in accounts payable, accounts payable-related parties and accrued and other liabilities of $11.6 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•	non-cash charges of stock-based compensation of $5.3 million and $0.7 million for depreciation and amortization of property and equipment, and
•	a net decrease in prepaid and other assets of $8.1 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of our vendor payments.

Net cash used in investing activities

Cash used in investing activities of $51.6 million for the three months ended March 31, 2017 was due to the purchase of short-term investments in marketable securities of $50.0 million and $1.7 million in capital equipment.

Cash used in investing activities of $2.1 million for the three months ended March 31, 2016 was due to the purchase of capital equipment and leasehold improvements.

Net cash provided by financing activities

Cash provided by financing activities of $125.0 million for the three months ended March 31, 2017 was primarily related to proceeds of $124.9 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.3 million from the exercise of stock options, partially offset by payments of offering expenses of $0.1 million in payments related to issuance of common stock.

Cash provided by financing activities of $99.8 million for the three months ended March 31, 2016 was primarily related to proceeds of $100.0 million from the issuance of the Convertible Notes and $0.3 million from the exercise of stock options, partially offset by payments of convertible debt issuance costs of $0.5 million.

Funding Requirements

We believe that our current available cash and cash equivalent and short-term investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the timing of marketing approval for CHS-1701;
•	the cost, timing and outcomes of regulatory approvals for CHS-1420 and CHS-0214;
•	the cost, timing and outcomes of litigation involving our potential products;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the receipt of any collaboration payments;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

We will need to raise additional capital to fund our operations in the near future.  Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of March 31, 2017, we had $39.2 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on March 14, 2017.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we had cash, cash equivalents and short-term investments in marketable securities of $174.8 million consisting of cash, money market funds, United States government agency securities and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and short-term investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “‘619 patent”) entitled “Anti-TNF Antibody Formulations.”  Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system.  On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008 to provide additional arguments supporting our legal position. We expect the PTAB to decide whether to institute our four pending ‘619 patent IPR petitions in September 2017.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty.  The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet, and no schedule has been set in this matter.

We are not a party to any other material legal proceedings on the date of this report.

ITEM 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $127.8 million, $223.9 million and $87.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $74.8 million and $65.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $612.1 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and IPR proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We cannot predict when we will begin generating revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

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

As of March 31, 2017, our cash and cash equivalents and short-term investments in marketable securities were $174.8 million. We expect that our existing cash and cash equivalents, together with the funding we expect to receive under our license agreement with Daiichi Sankyo, additional projected license agreements that are in negotiation to partner rights to our oncology products ex-US and our anti-TNFs franchise, and proceeds from our ATM Offering Program, will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe and in the United States for the full originator label but received a much narrower originator label when initially approved in Canada. That infliximab biosimilar only received full label extension in Canada in 2016 after providing additional clinical data. A similar outcome could occur with respect to one or more of our product candidates and there is no guarantee that our product candidates will receive a full originator label even after the provision of additional clinical data.

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

For example, we altered the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business. In October 2016, we completed two clinical pharmacokinetic bioequivalence studies for CHS-0214, and the results will be provided to European and Japanese regulatory authorities. In March 2017, we completed a clinical pharmacokinetic bioequivalence study comparing CHS-1420 to U.S. Humira and we plan to provide the results to the FDA.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, a number of Executive Orders and policy statements issued by President Trump in January 2017 have increased the uncertainty regarding the timing for the FDA’s interpretation and implementation of the BPCIA and other requirements under the Federal Food, Drug and Cosmetic Act, or FDCA.  Some of these executive actions may also negatively affect the FDA’s exercise of regulatory oversight and ability to timely review industry submissions and applications in connection with the drug development and approval process.  Notably, on January 30, 2017 President Trump issued an Executive Order directing all federal executive agencies, including the FDA, that, for each notice of proposed rulemaking, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order also includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as  a “Regulatory Reform Officer” and establish  a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  It is difficult to predict how these requirements will be interpreted and implemented, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDCA.  If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We submitted a BLA for CHS-1701 on August 9, 2016 and received a Biosimilar User Fee Act action date for this BLA from the FDA of June 9, 2017 indicating that the FDA would review our BLA over a period of ten months and the possibility that it may be able to approve CHS-1701 by June 9, 2017. However, the FDA may require us and our third party contractors to furnish additional information. Such additional information could include, for example, further analyses of existing data and/or the production of new data that may cause the FDA to extend its review of our application. For example, Amjevita, a biosimilar of Humira manufactured by Amgen Inc. or Amgen, was reviewed and approved after a 10 month review period by the FDA, however, Erelzi, a biosimilar of Enbrel manufactured by Sandoz International GmbH, or Sandoz, was reviewed and approved after a 13 month review period by the FDA on August 30, 2016, or three months later than its original action date of May 30, 2016. Also, Inflectra, a biosimilar of Remicade manufactured by Celltrion, was reviewed by the FDA over a period of nearly 20 months, from a first BLA submission of August 8, 2014 until its approval on April 5, 2016. Additionally, Renflexis, another biosimilar of Remicade manufactured by Samsung Bioepis, was reviewed by the FDA over a period of 13 months, from a first BLA submission of March 21, 2016 until its approval on April 21, 2017.

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

As of March 31, 2017, we had 169 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. For example, an FDA inspection in the fourth quarter of 2016 of KBI Biopharma, our contract manufacturer for CHS-1701 bulk drug substance, resulted in various form 483 observations. KBI Biopharma submitted corrective actions to the FDA. The FDA completed its review and has stated that the inspection is now closed. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer Ingelheim, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc., or Mylan, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), etanercept (Enbrel) and adalimumab (Humira). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan appears to have submitted a Neulasta biosimilar candidate for market approval in the E.U. and in the U.S. Similarly, we understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali) for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In August 2016, the FDA approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases. Boehringer Ingelheim, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Boehringer Ingelheim’s program and Pfizer’s program are in Phase 3, and that Samsung Bioepis has submitted a Humira biosimilar candidate for market approval in the United States and in the E.U., respectively. In September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

On November 9, 2015 and December 7, 2015, we filed IPR petitions in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (or “‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (or “‘680”); and 9,073,987 (Case No. IPR2016-00189, filed December 7, 2015) (or “‘987”), all of which generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  On May 9, 2016, we filed a petition for IPR of AbbVie U.S. patent 9,114,166 (Case No. IPR2016-01018) (or “‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.  On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “‘619 patent”) entitled “Anti-TNF Antibody Formulations.”  Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system.  On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008 to provide additional arguments supporting our legal position. We expect the PTAB to decide whether to institute our four pending ‘619 patent IPR petitions in September 2017.

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

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty.  The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet, and no schedule has been set in this matter.

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

The legal and strategic considerations weighing for or against a decision to voluntarily engage in the BPCIA patent exchange process are complex and will differ on a product-by-product basis.  If we decide to engage in the BPCIA patent exchange process, preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure or retain such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long-standing relationships with originators.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we have made, and may make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

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

Due to Russia’s military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $94,000 of cash in Russian banks as of March 31, 2017. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma modulator that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through May 6, 2017 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of March 31, 2017 our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 39% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2017, there were 51,288,077 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO and our follow-on offerings and pursuant to our at-the-market equity offering program are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 31, 2017, approximately 14.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

COHERUS BIOSCIENCES, INC.

Date: May 8, 2017	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	/s/ Jean-Frédéric Viret
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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to the Condensed Consolidated Financial Statements.

					X