Form 10-Q
period 2017-06-30
Coherus BioSciences, Inc.
filed 2017-08-07
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 51,346,687 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the timing and the success of the design of the clinical trials and planned clinical trials of CHS-1420 (our adalimumab (Humira®) biosimilar candidate);
•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate), CHS-1420 and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);

•

whether we will be able to resubmit a biologics license application, or BLA, for CHS-1701 and whether the U.S. Food and Drug Administration, or FDA, will ultimately approve CHS-1701 for commercialization;

•	the cost, timing and outcomes of litigation involving our potential products;
•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-1420 and CHS-0214;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-1420 and CHS-0214 or our future product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-1420 and CHS-0214 and any other product candidates;
•	the rate and degree of market acceptance of CHS-1701, CHS-1420 and CHS-0214 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-1420 and CHS-0214 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$73,352	$124,947
Investments in marketable securities	44,980	—
Restricted cash	60	60
Receivables from collaboration and license agreement	—	1,859
Prepaid assets (includes related parties of $2,835 and $3,714 as of June 30, 2017 and December 31, 2016, respectively)	34,215	31,634
Other assets (includes related parties of $0 and $2,184 as of June 30, 2017 and December 31, 2016, respectively)	735	2,986
Total current assets	153,342	161,486
Property and equipment, net	14,547	10,772
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	1,879
Total assets	$172,251	$178,485
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,752	$19,706
Accounts payable - related parties	388	877
Accrued liabilities (includes related parties of $1,304 and $3,542 as of June 30, 2017 and December 31, 2016, respectively)	18,429	28,022
Advance payments under license agreement	1,070	1,070
Deferred revenue	—	892
Contingent consideration	—	5,550
Other liabilities	308	259
Total current liabilities	35,947	56,376
Deferred revenue, non-current	—	669
Contingent consideration, non-current	2,420	—
Convertible notes	75,687	75,192
Convertible notes - related parties	25,229	25,064
Other liabilities, non-current	2,111	1,830
Total liabilities	141,394	159,131
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	5	5
Additional paid-in capital	700,244	558,474
Accumulated other comprehensive loss	(673)	(630)
Accumulated deficit	(667,436)	(537,322)
Total Coherus stockholders' equity	32,140	20,527
Non-controlling interest	(1,283)	(1,173)
Total stockholders' equity	30,857	19,354
Total liabilities and stockholders’ equity	$172,251	$178,485

(1)

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$1,395	$14,068	$1,556	$26,427
Operating expenses:
Research and development (includes related party of $1,407 and $10,858 for the three months ended June 30, 2017 and 2016, respectively; and $5,197 and $24,120 for the six months ended June 30, 2017 and 2016, respectively)	34,500	65,544	88,275	130,857
General and administrative (includes related party of $0 and $50 for the three months ended June 30, 2017 and 2016, respectively; and $65 and $50 for the six months ended June 30, 2017 and 2016, respectively)	23,533	11,260	42,336	22,658
Total operating expenses	58,033	76,804	130,611	153,515
Loss from operations	(56,638)	(62,736)	(129,055)	(127,088)
Interest expense (includes related party of $596 and $588 for the three months ended June 30, 2017 and 2016, respectively; and $1,190 and $798 for the six months ended June 30, 2017 and 2016, respectively)	(2,384)	(2,354)	(4,760)	(3,191)
Other income (expense), net	3,620	(5,060)	3,591	(5,409)
Net loss	(55,402)	(70,150)	(130,224)	(135,688)
Net loss attributable to non-controlling interest	66	183	110	333
Net loss attributable to Coherus	$(55,336)	$(69,967)	$(130,114)	$(135,355)

Net loss per share attributable to Coherus, basic and diluted	$(1.08)	$(1.72)	$(2.60)	$(3.39)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	51,291,787	40,698,309	50,008,999	39,897,142

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(55,402)	$(70,150)	$(130,224)	$(135,688)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	7	—	(2)	—
Foreign currency translation adjustments, net of tax	127	(75)	(41)	(123)
Comprehensive loss	(55,268)	(70,225)	(130,267)	(135,811)
Comprehensive loss attributable to non-controlling interest	66	183	110	333
Comprehensive loss attributable to Coherus	$(55,202)	$(70,042)	$(130,157)	$(135,478)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(130,224)	$(135,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,702	1,446
Remeasurement of fair-value contingent consideration	(3,130)	5,325
Non-cash accretion of discount on marketable securities	(120)	—
Non-cash interest expense from amortization of debt discount	660	411
Provision for other receivables	—	(1,300)
Stock-based compensation expense	16,882	11,466
Loss on disposal of property and equipment	46	6
Impairment of property and equipment	464	—
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,859	1,141
Prepaid assets	(2,577)	19,743
Other assets	2,287	3,668
Other assets, non-current	—	88
Accounts payable	(3,826)	(7,370)
Accounts payable - related parties	(489)	(1,118)
Accrued and other liabilities	(11,102)	(4,848)
Deferred revenue	(1,562)	(6,933)
Advance payments under license agreements	—	(130)
Contingent liability to collaborator	—	10,500
Other liabilities, non-current	279	(112)
Net cash used in operating activities	(128,851)	(103,705)
Investing activities
Purchases of property and equipment	(2,652)	(2,449)
Purchase of investments in marketable securities	(59,862)	—
Proceeds from sales and maturities of investments in marketable securities	15,000	—
Net cash used in investing activities	(47,514)	(2,449)
Financing activities
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of convertible notes - related parties	—	25,000
Proceeds from common stock offering, net of underwriters discounts and commissions	124,866	69,472
Payments of convertible notes issuance costs	—	(739)
Payments of common stock offering issuance costs	(398)	(171)
Proceeds from issuance of common stock upon exercise of stock options	345	364
Net cash provided by financing activities	124,813	168,926
Effect of exchange rate changes in cash and cash equivalents	(43)	(82)
Net (decrease) increase in cash and cash equivalents	(51,595)	62,690
Cash and cash equivalents at beginning of period	124,947	158,226
Cash and cash equivalents at end of period	$73,352	$220,916

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

Need to Raise Additional Capital

As of June 30, 2017, the Company had an accumulated deficit of $667.4 million and cash and cash equivalents and investments in marketable securities of $118.3 million. In January 2017, the Company issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total net proceeds of $4.2 million, and in February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share from its follow-on offering and received total net proceeds of $120.4 million (see Note 8). The Company believes that its current available cash and cash equivalents and investments in marketable securities will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date. The Company will need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of June 30, 2017: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016, were net losses of $176,000 and $92,000, respectively, and for the six months ended June 30, 2017 and 2016 were net losses of $6,000 and $356,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$—	$13,750	$—	$25,754
Rest of world	1,395	318	1,556	673
Total revenue	$1,395	$14,068	$1,556	$26,427

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Baxalta	—	98%	—	97%
Daiichi Sankyo	100%	*	100%	*

*	less than 10%

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other expense, net, based on specific identification method.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists: transfer of technology has been completed, services have been performed or products have been delivered, the fee is fixed and determinable and collection is reasonably assured.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three and six months ended June 30, 2017 and 2016.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method. The Company has evaluated its contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard. As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of the development of CHS-0214 in Japan, the Company recognized the remaining deferred revenue under this license agreement in the three months ended June 30, 2017. Therefore, the Company concluded that the adoption of this standard will not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2017, and all annual and interim reporting periods thereafter. The Company adopted ASU 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had a previously unrecognized deferred tax asset of $10.8 million relating to the excess tax benefits. Upon adoption, the Company recognized this excess tax benefit as a deferred tax asset with a corresponding increase to deferred tax asset valuation allowance.  Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration.

There were no transfers between Levels for all periods presented.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$67,472	$67,472	$—	$—
Restricted cash (money market funds)	845	845	—	—
U.S. government agency securities	5,007	5,007	—	—
Corporate notes and commercial paper	44,472	—	44,472	—
Total financial assets	$117,796	$73,324	$44,472	$—
Financial Liabilities:
Contingent consideration, non-current	$2,420	$—	$—	$2,420

	Fair Value Measurements
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$104,240	$104,240	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total assets	$105,085	$105,085	$—	$—
Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$67,472	$—	$—	$67,472
Corporate notes and commercial paper	4,499	—	—	4,499
U.S. government agency securities	—	—	—	—
Classified as cash equivalents	$71,971	$—	$—	$71,971

Corporate notes and commercial paper	$39,974	$—	$(1)	39,973
U.S. government agency securities	5,008	—	(1)	5,007
Classified as investments in marketable securities	$44,982	$—	$(2)	$44,980

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

	December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$104,240	$—	$—	$104,240
Classified as cash equivalents	$104,240	$—	$—	$104,240

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of June 30, 2017, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of June 30, 2017 was approximately four months. The realized gains and losses in the condensed consolidated statement of operations were immaterial for both the three and six months ended June 30, 2017.

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

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of June 30, 2017 applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. As of June 30, 2017, the fair value of the compound transaction payment decreased as a result of reducing estimates of a payout to InteKrin stockholders. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

The change in the fair value of the Compound Transaction Payment was recognized in other income (expense), net within the condensed consolidated statement of operations of a $3.5 million gain and $3.1 million gain for the three and six months ended June 30, 2017, respectively, and a $5.1 million loss and $5.3 million loss for the three and six months ended June 30, 2016, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2016	$5,550
Change in fair value of the contingent consideration liability	(3,130)
Balance as of June 30, 2017	$2,420

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $111.2 million (par value $100.0 million) as of June 30, 2017 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 55%  for the Company’s common stock and straight debt yield of 14.9% as of June 30, 2017.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid clinical and other - related parties (see Note 10)	$2,835	$3,714
Prepaid clinical, material and manufacturing	29,447	25,095
Prepaid other	1,933	2,825
Prepaid assets	$34,215	$31,634

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$10,576	$10,294
Computer equipment and software	1,686	1,500
Furniture and fixtures	714	682
Leasehold improvements	4,343	4,322
Construction in progress	5,282	—
Total property and equipment	22,601	16,798
Accumulated depreciation and amortization	(8,054)	(6,026)
Property and equipment, net	$14,547	$10,772

Depreciation and amortization expense was $838,000 and $729,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. Impairment of property and equipment was $464,000 for the three and six months ended June 30, 2017.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Accrued clinical - related parties (See Note 10)	$1,304	$3,542
Accrued clinical and manufacturing	7,639	16,039
Accrued compensation	6,229	6,945
Accrued other	3,257	1,496
Accrued liabilities	$18,429	$28,022

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Baxalta	$—	$13,750	$—	$25,754
Daiichi Sankyo	1,395	318	1,556	673
Total collaboration and license revenue	$1,395	$14,068	$1,556	$26,427

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

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis.   In June 2015, the parties also entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis.  Daiichi Sankyo will be responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 2 and MOU 3 in which the Company will supply finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimburses these research and development costs in quarterly advance payments, for which the Company recorded $1.1 million at both June 30, 2017 and December 31, 2016 in the condensed consolidated balance sheet, as advance payments under license agreement. The Company will recognize the advance payment as a reduction in the research and development expense when the research and development activity has been performed.

In July 2016 and December 2016, the Company entered into three Memoranda of Understanding (“MOU 4”, “MOU 5” and “MOU 6”) with Daiichi Sankyo. Under MOU 4, MOU 5 and MOU 6, the Company will receive up to $4.5 million for reimbursements of certain past costs incurred and to be incurred and the Company will recognize these reimbursements as a reduction of research and development expenses when the research and development activity is performed.

The Company accounted for the above MOUs as a separate arrangement which was not deemed to be a material modification of the license agreement with Daiichi Sankyo.

In July 2017, Daiichi Sankyo announced its decision, which was accepted by the Company, to discontinue development of the Company’s etanercept (Enbrel) biosimilar product candidate, CHS-0214, in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. Pursuant to the January 2012 license agreement between the Company and Daiichi Sankyo, the Company regained the rights to develop and commercialize CHS-0214 in Japan. As a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan and not having any further performance obligations under the license arrangement, the Company recognized the remaining deferred revenue of $1.4 million as a collaboration and license revenue during the three months ended June 30, 2017 in its condensed consolidated statement of operations.

As of June 30, 2017, there was no deferred revenue in the condensed consolidated balance sheet.  As of December 31, 2016, $1.6 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.9 million was included in current liabilities and $0.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $1.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

In September 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta. Upon the termination of the Baxalta Agreement, the Company regained from Shire all development and commercial rights for CHS-0214 previously licensed to Baxalta. The Company recognized the outstanding balances of deferred revenue and contingent liability to collaborator as revenue in its condensed consolidated statements of operations in 2016.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of June 30, 2017, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	June 30,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(6,063)	(6,558)
Convertible Notes	$75,687	$75,192

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(2,021)	(2,186)
Convertible Notes - related parties	$25,229	$25,064
Total Convertible Notes	$100,916	$100,256

If the Convertible Notes were to be converted on June 30, 2017, the holders of the Convertible Notes would receive common shares with an aggregate value of $64.2 million based on the Company’s closing stock price of $14.35.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stated coupon interest	$1,538	$1,538	$3,075	$2,085
Accretion of debt discount and debt issuance costs	250	228	495	308
Interest expense	$1,788	$1,766	$3,570	$2,393
Stated coupon interest - related parties	$512	$512	$1,025	$695
Accretion of debt discount and debt issuance costs - related parties	84	76	165	103
Interest expense - related parties	$596	$588	$1,190	$798
Total interest expense	$2,384	$2,354	$4,760	$3,191

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $8.1 million as of June 30, 2017, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 4.75 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.4 million for both three month periods ended June 30, 2017 and 2016, and $4.8 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of June 30, 2017 are as follows (in thousands):

Year ending December 31,
Remainder of 2017	$4,100
2018	8,200
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	147,950
Less amount representing interest	(38,950)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(8,084)
Net carrying amount of Convertible Notes	$100,916

7.	Commitments and Contingencies

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty. The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet, and no schedule has been set in this matter. On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. The Company believes that these lawsuits are without merit and intends to vigorously defend its position.  However, if Amgen were to be successful in its effort to seek injunctive relief, these legal actions may delay the timing of CHS-1701 commercial release, and negatively affect the Company’s future revenues and results of operations.  It is not possible at this time to determine the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss.

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

8.	Common Stock and Stock-Based Compensation

Common Stock Offerings

In October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In January 2017, the Company sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total gross proceeds of $4.3 million. After deducting commissions of $0.1 million, the net proceeds were $4.2 million.

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

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$3,604	$2,923	$7,504	$5,443
General and administrative	5,468	3,225	9,378	6,023
	$9,072	$6,148	$16,882	$11,466

9.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Coherus	$(55,336)	$(69,967)	$(130,114)	$(135,355)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	51,291,787	40,698,309	50,008,999	39,897,142
Net loss per share attributable to Coherus, basic and diluted	$(1.08)	$(1.72)	$(2.60)	$(3.39)

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	June 30,
	2017	2016
Stock options	10,730,289	10,122,663
Restricted stock units	12,000	—
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	15,216,160	14,596,534

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As of June 30, 2017, the Company had $2.8 million in prepaid assets (prepaid clinical and other–related parties), $0.4 million in accounts payable–related parties, and $1.3 million in accrued and other liabilities (accrued clinical and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2016, the Company had $3.7 million in prepaid assets (prepaid clinical and other–related parties), $2.2 million in current other assets, $0.9 million in accounts payable–related parties, and $3.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $1.4 million and $10.9 million during the three months ended June 30, 2017 and 2016, respectively, and $5.2 million and $24.0 million for the six months ended June 30, 2017 and 2016, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provided recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of June 30, 2017 and December 31, 2016, there were no such related party balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $17,000 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $17,000 and $131,000 for the six months ended June 30, 2017 and 2016, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $0 and $50,000 for the three months ended June 30, 2017 and 2016, respectively, and $65,000 and $50,000 for the six months ended June 30, 2017 and 2016, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

11.	Restructuring

On June 21, 2017, the Company commenced and completed a restructuring plan to reduce operating costs to better align its workforce with the needs of its business following the FDA’s June 12, 2017 issuance of a complete response letter for its BLA for CHS-1701, in which the FDA stated that it cannot approve the Company’s BLA for CHS-1701 in its present form and provided recommendations to the Company to address the issues raised in the letter.

In connection with the restructuring, the Company recorded aggregate restructuring charges in its condensed consolidated statement of operations of $ 3.6 million in June 2017. The restructuring charges included one-time termination severance and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million was reflected in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. The majority of the cash payments related to the personnel-related restructuring charges will be paid during the third quarter of 2017, with the remainder to be paid during the fourth quarter of 2017. As of June 30, 2017, $2.1 million of restructuring liabilities remain on the Company’s condensed consolidated balance sheet.

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

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In August 2016, we filed a BLA which was accepted by the U.S. Food and Drug Administration (FDA) in October 2016. We received a complete response letter regarding this BLA from the FDA in June 2017.  We currently plan to resubmit the BLA for CHS-1701 in the fourth quarter of 2017. The European Medicines Agency (EMA) accepted our MAA for CHS-1701 in November 2016.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). CHS-1420, an anti-TNF product candidate, is being developed as an adalimumab (Humira) biosimilar. We announced positive 12-week data from that study in August 2016, followed by confirmatory 24-week results in January 2017, to support the planned filing of a BLA in the United States in the first half of 2018 and an MAA in Europe directly thereafter. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We completed a bridging PK study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) in March 2017.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan and we regained the rights for CHS-0214 in that territory. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We expect to discuss the acceptability of a Marketing Authorization Application (MAA) based on results from our Phase 3 trials, combined with data from our Phase 1 studies. We have deprioritized Marketing Authorization Application (MAA) activities relative to other corporate objectives. We have worldwide development and commercial rights to this product except for certain Caribbean and Latin American countries. However, the therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

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

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $130.2 million and $135.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $667.4 million.

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

In January 2016, our shelf registration statement on Form S-3 (File No. 333-208625), or the Shelf Registration Statement, was declared effective by the SEC. In May and June 2016, we drew 4,025,000 shares of common stock down from the Shelf Registration Statement and issued and sold 4,025,000 shares of common stock at a price of $18.00 per share. We received total gross proceeds from the offering of $72.5 million. After deducting underwriting discounts and commissions of $3.0 million and offering expense of $0.5 million, the net proceeds to us were $69.0 million. In October 2016, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock, with aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program under which Cowen will act as our sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The shares will be issued pursuant to our Shelf Registration Statement. In January 2017, we drew 148,827 shares of common stock down from the Shelf Registration Statement and issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through our ATM Offering Program. We received gross proceeds from the offering of $4.3 million, and after deducting commissions of $0.1 million, the net proceeds to us were $4.2 million. As of June 30, 2017, we had $39.2 million remaining under the ATM Offering Program.

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

On June 23, 2017, we completed a restructuring plan and as a result, recorded aggregate restructuring charges of $3.6 million in our condensed consolidated statement of operations in June 2017. The restructuring charges included one-time termination severance and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in our condensed consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million were reflected in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively.

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

The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We expect our research and development expenses to decrease for the remainder of the year as we focus our resources on CHS-1701. If we receive regulatory approval, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of gains (losses) resulting from the remeasurement of our contingent consideration and foreign exchange gains and losses resulting from currency fluctuations. We will continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 14, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  We have evaluated our contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard.  As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of the development of CHS-0214 in Japan, we recognized the remaining deferred revenue under this license agreement in the three months ended June 30, 2017.  Therefore, we concluded that the adoption of this standard will not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which is to simplify the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our condensed consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on our condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Collaboration and License Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Revenue:
Baxalta	$—	$13,750	$(13,750)	$—	$25,754	$(25,754)
Daiichi Sankyo	1,395	318	1,077	1,556	673	883
Total collaboration and license revenue	$1,395	$14,068	$(12,673)	$1,556	$26,427	$(24,871)

Collaboration and license revenue for the three months ended June 30, 2017 was $1.4 million compared to $14.1 million for the same period in 2016, a decrease of $12.7 million.  Collaboration and license revenue for the six months ended June 30, 2017 was $1.6 million compared to $ 26.4 million for the same period in 2016, a decrease of $24.9 million. The decrease in revenue is primarily due to the termination of the Baxalta license agreement in the third quarter of 2016, partially offset by the recognition of the remaining deferred revenue as a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Research and development	$34,500	$65,544	$(31,044)	$88,275	$130,857	$(42,582)

Research and development expenses for the three months ended June 30, 2017 were $34.5 million compared to $65.5 million for the same period in 2016, a decrease of $31.0 million. The decrease in research and development expenses was primarily due to:

•

a decrease of $21.4 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes a decrease of $1.6 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•

a decrease of $6.4 million in costs incurred for CHS-1420 due to the completion of three Phase 1 trials and a Phase 3 trial all of which had patients in treatment in the three months ended June 30, 2016;

•	a decrease of $3.5 million related to the development of other product candidates in our pipeline;
•	a decrease of $2.9 million in costs incurred for CHS-1701 due to the completion of the Phase 1 trial in the first half of 2016;
•

partially offset by an increase of $1.6 million in personnel, consulting and other related expenses and $0.7 million in stock-based compensation due to an increase in headcount as well as costs related to restructuring; and

•	an increase of $0.9 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

Research and development expenses for the six months ended June 30, 2017 were $88.3 million compared to $130.9 million for the same period in 2016, a decrease of $42.6 million. The decrease in research and development expenses was primarily due to:

•

a decrease of $35.5 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes a decrease of $0.9 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•	a decrease of $7.0 million in costs related to all other clinical programs in our pipeline and CHS-131;
•	a decrease of $5.4 million in costs incurred for CHS-1420 due to the completion of treatment in the first quarter of 2017 for our Phase 3 trial;
•	a decrease of $2.6 million in costs related to CHS-1701 due to the completion of the Phase 1 trial in the first half of 2016;
•

partially offset by an increase of $4.3 million in personnel, consulting and other related expenses and $2.1 million in stock-based compensation due to an increase in headcount as well as costs related to restructuring; and

•	an increase of $1.6 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

We expect our research and development expenses to decrease for the remainder of the year as we focus our resources on CHS-1701.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
General and administrative	$23,533	$11,260	$12,273	$42,336	$22,658	$19,678

General and administrative expenses for the three months ended June 30, 2017 were $23.5 million compared to $11.3 million for the same period in 2016, an increase of $12.3 million.  The increase in general and administrative expenses was primarily due to an increase of $4.9 million for legal, accounting and other professional services, $4.7 million for personnel, consulting and other related expenses, $2.2 million for stock-based compensation as a result of an increase in headcount associated with stock options granted since the second quarter of 2016 as well as restructuring, and $0.4 million for facilities, supplies and materials to support our growing infrastructure as we expanded our pre-commercial activities.

General and administrative expenses for the six months ended June 30, 2017 were $42.3 million compared to $22.7 million for the same period in 2016, an increase of $19.7 million.  The increase in general and administrative expenses was primarily due to an increase of $8.3 million for legal, accounting and other professional services, $7.4 million for personnel, consulting and other related expenses, $3.4 million for stock-based compensation as a result of an increase in headcount associated with stock options granted since the second quarter of 2016 as well as restructuring, and $0.6 million for facilities, supplies and materials to support our growing infrastructure as we expanded our pre-commercial activities.

We expect general and administrative expense to decrease for the remainder of the year as a significant portion of the costs related to pre-commercial activities were recognized during the three months ended June 30, 2017 and we do not anticipate re-engaging in pre-commercial activities until 2018.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Interest expense	$2,384	$2,354	$30	$4,760	$3,191	$1,569

Interest expense was $4.8 million for the six months ended June 30, 2017 compared to $3.2 million during the same period in 2016, an increase of $1.6 million. The increase in interest expense was due to the six months of interest expense and non-cash accretion of the debt discount and debt issuance cost in 2017 compared to the five months of related expenses associated with the convertible notes that we issued on February 29, 2016.

Other Income (Expense), net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Other income (expense), net	$3,620	$(5,060)	$8,680	$3,591	$(5,409)	$9,000

Other income (expense), net for the three months ended June 30, 2017 was a gain of $3.6 million compared to a loss of $5.1 million for the same period in 2016, a net gain of $8.7 million. The increase in 2017 is primarily due to a decrease in fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the second quarter of 2017 as a result of reducing estimates of a payout to InteKrin stockholders. The decrease in 2016 is primarily due to an increase in the fair value of the contingent consideration as a result of obtaining our positive Phase 2b data on CHS-131, and as such, the probability of occurrence was increased from 10% to 33%.

Other income (expense), net for the six months ended June 30, 2017 was a gain of $3.6 million compared to a loss of $5.4 million for the same period in 2016, an increase of $9.0 million. The increase is primarily due to the same reasons related to our InteKrin-related contingent consideration that affected the increase between the three months ended June 30, 2017 and 2016.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In November 2016, December 2016 and January 2017, we issued and sold 2,164,814 shares of common stock at a weighted average price of $28.10 per share, under the ATM Offering Program, for net proceeds of $58.8 million. In February 2017 and March 2017, we issued and sold 5,294,902 shares of common stock at $24.25 per share from our follow-on offering for net proceeds of $120.4 million.

In March 2017, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of June 30, 2017, we had an accumulated deficit of $667.4 million and cash and cash equivalents and investments in marketable securities of $118.3 million. We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(128,851)	$(103,705)
Net cash used in investing activities	(47,514)	(2,449)
Net cash provided by financing activities	124,813	168,926
Effect of exchange rate changes in cash and cash equivalents	(43)	(82)
Net (decrease) increase in cash and cash equivalents	$(51,595)	$62,690

Net cash used in operating activities

Cash used in operating activities was $128.9 million for the six months ended June 30, 2017, which was primarily due to the following:

•	a net loss of $130.2 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $15.4 million primarily due to the winding down of our clinical research and manufacturing activities, and the timing of the vendor payments;

•	non-cash charges related to the fair-value remeasurement of our contingent consideration obligation of $3.1 million;
•	a decrease in deferred revenue of $1.6 million as we recognized revenue from our Daiichi Sankyo collaboration agreement; and
•	a net increase in prepaid and other assets of $0.3 million due to the timing of vendor payments.

The cash used in operating activities was partially offset by the following:

•	a decrease in receivables from collaboration and license agreement of $1.9 million; and
•

non-cash charges related to stock-based compensation of $16.9 million, impairment of property and equipment of $0.5 million, non-cash interest expense from amortization of debt discount of $0.7 million, and depreciation and amortization of property and equipment of $1.7 million.

Cash used in operating activities was $103.7 million for the six months ended June 30, 2016, which was primarily due to the following:

•	a net loss of $135.7 million,
•	non-cash charges of $1.3 million in other receivables due to the reversal of a provision;
•

a decrease in deferred revenue of $6.9 million as we recognized the revenue from our Baxalta and Daiichi Sankyo collaboration agreements, partially offset by the increase of $19.5 million due to the receipt of the $30.0 million milestone payment from Baxalta in May 2016; and

•

a decrease in accounts payable, accounts payable-related parties and accrued and other liabilities of $13.3 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges of stock-based compensation of $11.5 million, fair value remeasurement of our contingent consideration obligation of $5.3 million, non-cash interest expense of $0.4 million, and depreciation and amortization of property and equipment of $1.4 million;

•	a net decrease in prepaid and other assets of $23.4 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of our vendor payments; and
•

an increase in contingent liability to collaborator of $10.5 million due to the receipt of a $30.0 million milestone payment from Baxalta in May 2016 for which a portion was subject to a clawback feature.

Net cash used in investing activities

Cash used in investing activities of $47.5 million for the six months ended June 30, 2017 was due to the purchase of short-term investments in marketable securities of $59.9 million and capital equipment of $2.7 million, partially offset by proceeds from the sales and maturities of investments in marketable securities of $15.0 million.

Cash used in investing activities of $2.4 million for the six months ended June 30, 2016 was due to the purchase of capital equipment and leasehold improvements.

Net cash provided by financing activities

Cash provided by financing activities of $124.8 million for the six months ended June 30, 2017 was primarily related to proceeds of $124.9 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.3 million from the exercise of stock options, partially offset by payments of offering expenses of $0.4 million in payments related to issuance of common stock.

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

Funding Requirements

We believe that our current available cash and cash equivalent and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the timing of the BLA resubmission and marketing approval for CHS-1701;
•	the cost, timing and outcomes of regulatory approvals for CHS-1420 and CHS-0214;
•	the cost, timing and outcomes of litigation involving our potential products;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the receipt of any collaboration payments;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of June 30, 2017, we had $39.2 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of June 30, 2017, we had cash, cash equivalents and investments in marketable securities of $118.3 million consisting of cash, money market funds, United States government agency securities and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On November 9, 2015 and December 7, 2015, we filed in the United States Patent and Trademark Office (“USPTO”), pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for Inter Partes Review (“IPR”) of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “‘680”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “‘987”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 17, 2016, the Patent Trial and Appeal Board of the USPTO (“PTAB”) instituted our petition for IPR in the ‘135 patent. On June 13, 2016, the PTAB instituted our petitions for IPR in the ‘680 and ‘987 patents.  On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit in the ‘135, ‘680 and ‘987 patents.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees.

On August 4, 2017, we filed one petition for IPR against U.S. Patent 8,163,522 (the “’522 patent”). The ’522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of ENBREL®.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $127.8 million, $223.9 million and $87.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $130.2 million and $135.7 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $667.4 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited, or Daiichi Sankyo. In September 2016, we regained development and commercial rights for CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. In July 2017, we regained development and commercial rights for CHS-0214 from Daiichi Sankyo for Japan. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are in Phase 3 clinical development with CHS-1420 (our adalimumab (Humira) biosimilar candidate). We completed Phase 3 or other BLA-enabling development with two other lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate) and CHS-0214. Our Biologics License Application, or BLA, for CHS-1701 was accepted by the U.S. Food and Drug Administration, or FDA, in October 2016 and we received a Complete Response Letter, or CRL, from the FDA in June 2017. Our Market Authorization Application, or MAA, for CHS-1701 was accepted by the European Medicines Agency, or EMA, in November 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-0214 and CHS-1420. We have not yet initiated clinical trials for CHS-5217 (bevacizumab (Avastin) biosimilar) and CHS-3351 (ranibizumab (Lucentis) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and continued operating losses for the foreseeable future. Although we reduced our workforce and curtailed certain development expenses and we currently anticipate that our expenses will decrease during the second half of 2017, our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and Inter Partes Review, or IPR, proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•

experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

As of June 30, 2017, our cash and cash equivalents and investments in marketable securities were $118.3 million. We expect that our existing cash and cash equivalents and investments in marketable securities will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. For example, in June 2017, we received a CRL from the FDA in response to our BLA for CHS-1701, identifying certain issues, including a request for reanalysis of a subset of subject samples with a revised immunogenicity assay and requests for certain additional manufacturing related process information, which must be addressed before approval can be granted.  Although we intend to address the issues the FDA raised in the CRL, we may not be able to do so in a timely manner or at all, and CHS-1701 may not receive FDA approval. If we and our existing or future collaboration partners do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira) or etanercept (Enbrel) are approved and successfully commercialized before our product candidates for these originator products (CHS-1701, CHS-1420 or CHS-0214, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira or Enbrel. If other biosimilars of Neulasta, Humira or Enbrel are approved and successfully commercialized before CHS-1701, CHS-1420 or CHS-

0214, respectively, we may never achieve significant market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira) or etanercept (Enbrel) are determined to be interchangeable and our biosimilars candidates for these originator products are not, our business would suffer.

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

In June 2017, the FDA issued a CRL in response to our BLA for CHS-1701. The letter identified certain issues, including a request for a reanalysis of a subset of subject samples with a revised immunogenicity assay, and requests for certain additional manufacturing related process information.  Although we intend to address the issues identified in the CRL and resubmit a BLA for CHS-1701, there is no guarantee that the FDA will accept the resubmission as a complete response to the CRL. Even if the FDA accepts a resubmission of the BLA for CHS-1701 as a complete response, there is no guarantee that the FDA will conclude that the information submitted in such a resubmission will be sufficient to support approval and, we may fail again to obtain regulatory approval in the U.S.  We may also fail to obtain regulatory approval for CHS-1701 from EMA in the E.U. under an MAA that is currently under review.

We have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we intend to market biosimilar products in the United States and Europe on our own or with future collaboration partners. With our licensee Orox Pharmaceuticals B.V., or Orox, we entered into a distribution agreement for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. If we obtain regulatory approval, we intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and future oncology biosimilar candidates in the United States and may seek to partner commercially all oncology biosimilars outside the United States. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

In order to market our products in the E.U., the U.S. and other jurisdictions, we and our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the centralized procedure for the regulation and approval of human medicines. This procedure results in a single marketing authorization that is valid in all E.U. countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

Even if CHS-1701 is approved by the FDA or the EMA we may be delayed in selling CHS-1701 due to direct or indirect legal challenges.

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

As of June 30, 2017, we had 132 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•

our collaboration partners may terminate their collaborations with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities. For example, in July 2014, our partner Daiichi terminated its license with us pertaining to a rituximab (Rituxan®) biosimilar and in July 2017, Daiichi announced its decision to discontinue development of CHS-0214, our etanercept (Enbrel) biosimilar,, in Japan; and

•	our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

If we cannot maintain successful collaborations, our business, financial condition and operating results may be adversely affected.

We are dependent on Orox for the commercialization of our biosimilar product candidates in certain markets and may seek additional commercialization partners for major markets, and failure to commercialize in those markets could have a material adverse effect on our business and operating results.

Our exclusive licensee, Orox Pharmaceuticals B.V., or Orox, is responsible for commercialization of certain of our products, including CHS-1701, CHS-1420 and CHS-0214, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of CHS-1701, also excluding Argentina). We intend to seek a commercialization partner for CHS-0214 in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries). If Orox or future potential commercial licensees fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or are otherwise ineffective in doing so, our business will be harmed and we may not be able to adequately remedy the harm through negotiation, litigation, arbitration or termination of the license agreements. Moreover, any disputes with our collaboration partners concerning the adequacy of their commercialization efforts will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings.

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

For each of our lead products, CHS-1701, CHS-1420 and CHS-0214, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products.  For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of CHS-1701. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates.  Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all.  A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

If an improved version of an originator product, such as Neulasta, Humira or Enbrel, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

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

For example, in 2012, Abbott Laboratories filed a Citizen Petition with the FDA asking the agency to refrain from accepting biosimilar applications under the BPCIA arguing that to approve such applications, without compensation to the originator, would constitute an unconstitutional taking of an originator company’s valuable trade secrets under the Fifth Amendment of the Constitution of the United States.  The FDA rejected Abbott Laboratories’ petition on September 23, 2016. In addition, on April 21, 2017 Apotex Inc. and its subsidiary Apobiologix submitted a Citizen Petition to FDA asking the agency to require any biosimilar applicant seeking to file a BLA referencing Neulasta to conduct comparative clinical efficacy studies, including pharmacokinetics, pharmacodynamics, and immunogenicity studies, in at least one intended patient population.  If FDA grants this Citizen Petition, the Agency may require us to perform additional clinical studies prior to granting approval of our BLA for CHS-1701.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc., or Apotex, Sandoz, Amgen, Pfizer Inc., or Pfizer, Boehringer Ingelheim GmbH, or Boehringer Ingelheim, Teva Pharmaceutical Industries, Ltd., or Teva, and Samsung Bioepis, Ltd., or Samsung Bioepis, (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc., or Mylan, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), adalimumab (Humira) and etanercept (Enbrel). For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan submitted a Neulasta biosimilar candidate for market approval in the E.U. and in the U.S. Similarly, Boehringer Ingelheim, Amgen, Sandoz, Samsung Bioepis and Pfizer are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Pfizer’s program is in Phase 3, Boehringer Ingelheim has submitted a Humira biosimilar application in the United States and E.U., and that Samsung Bioepis has submitted a Humira biosimilar candidate for market approval in the E.U. In September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases. We understand that Sandoz and Samsung Bioepis are each currently engaged in the development of competing biosimilar product candidates for etanercept (Enbrel). Both Sandoz and Samsung Bioepis have each submitted an etanercept biosimilar product candidate for market approval in the E.U. and Sandoz has filed a BLA for its candidate in the United States.  On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ entanercept biosimilar (Benepali) for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In August 2016, the FDA approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases.

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

Because we have limited or no internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we have found it necessary to enter into alliances with other companies. For example, in 2012, we entered into a collaboration agreement with Daiichi Sankyo for the development and commercialization of CHS-0214 in Japan. In addition, in 2013, we entered into a collaboration agreement with Baxalta (now part of Shire plc) for the development and commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the United States. In June 2016 and July 2017, we regained development and commercial rights for CHS-0214 from Shire plc and Daiichi Sankyo, respectively. For commercialization of our biosimilar product candidates in certain Caribbean and Latin American countries, we entered into an exclusive distribution arrangement with Orox in 2012.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-1701, CHS-1420 and CHS-0214, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates.  With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

AbbVie holds numerous patents and patent applications related to Humira, including certain patents on which we have filed IPR petitions.  Some of AbbVie’s patents may be successfully challenged, while others may withstand challenge.  AbbVie patents that we cannot avoid or successfully challenge will delay or prevent our ability, or a collaborator’s ability, to launch a Humira biosimilar until expiration of such patents, or earlier if third parties are able to successfully challenge such patents.  For example, if we are unable to successfully avoid or challenge certain AbbVie formulation patents, we may be unable to launch a Humira biosimilar until such formulation patents reach their expected expiration in 2022, or earlier if such patents are successfully challenged by third parties.  Similarly, if we are unable to successfully avoid or challenge certain AbbVie indication/dosage patents, we may be unable to market a Humira biosimilar directed to such indications prior to expiration, or earlier if such patents are successfully challenged by third parties.

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

IPR filings, including ours, are a matter of public record and can be viewed at the USPTO PTAB website.  On May 17, 2016, and on June 13, 2016, the PTAB instituted each of our petitions for IPR of the ‘135 patent, the ‘680 patent and the ‘987 patent, respectively. On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated all claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) in the ‘135, ‘680 and ‘987 patents. We further note that on July 6, 2017, in the two Boehringer Ingelheim ‘135 IPRs, the PTAB issued Final Written Decisions invalidating all the claims of the ‘135 patent. On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent; however, we and others may challenge this patent in future IPRs or in district court litigation. On December 2, 2016, we filed a request with the PTAB for rehearing of our ‘166 IPR petition.  The PTAB denied our request on February 2, 2017.  If the PTAB issues a final written decision upholding the validity of any or all of the claims of the‘619 patent, the arguments we raised in this IPR may not be used in district court litigation.  However, other biosimilar entities may be in a position to challenge this patent in IPRs or district court litigation, and we may assert certain other grounds of invalidity or unenforceability that are not available in IPR proceedings.  If the ‘166 patent is not invalidated and we are not successful in developing a formulation that does not infringe the ‘166 patent, or other potentially relevant patents of AbbVie, we may be precluded from marketing a biosimilar of adalimumab until the expiration of the ‘166 patent which we understand is August 2022.

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

We may discover that competitors are infringing our issued and pending patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents, if we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

The BPCIA establishes a patent disclosure and briefing process between the biosimilar applicant and the originator that is demanding and time-sensitive.  While certain aspects of this process are still being tested in the federal courts, the United States Supreme Court, as discussed further below, recently ruled that this process is not mandatory, such that a biosimilar applicant may elect to engage in this process, but is not required to do so. The following is an overview of the patent exchange and patent briefing procedures established by the BPCIA for biosimilar applicants that elect to employ them:

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

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator 180 days prior notice of commercial marketing.  The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products.  On February 16, 2016 Sandoz filed a petition for writ of certiorari to the Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180-day pre-marketing notification can only be given after FDA has approved the biosimilar product.  On January 13, 2017, the Supreme Court decided to review the Federal Court ruling in Amgen v. Sandoz as it pertained to (i) issues regarding whether the so-called “patent dance” is optional or mandatory; and (ii) issues regarding the 180-day pre-marketing notification, including whether the notice may be given prior to licensure of the biosimilar product.

On December 9, 2015, in litigation between Amgen and Apotex (Amgen v. Apotex, relating to Apotex’s biosimilar for Neulasta (pegfilgrastim)), the Florida District court ruled that although Apotex had engaged in the BPCIA patent exchange process voluntarily, it was nonetheless required to provide 180 days prior notice of commercial marketing to Amgen, and that it could only provide such notice upon regulatory approval.  Apotex appealed this decision to the Federal Circuit.  In July 2016, the Federal Circuit affirmed the Florida District Court decision and if such decision is not overturned by the Supreme Court, all 351(k) biosimilar applicants will be required to refrain from launching an approved biosimilar product for 180 days following 351(k) regulatory approval, without regard to whether such applicants elected to participate in the BPCIA patent exchange process. On December 12, 2016, the Supreme Court declined to hear Amgen v. Apotex, however, on January 13, 2017, the Supreme Court granted Apotex leave to file an amicus brief in the Supreme Court’s review of the Amgen v. Sandoz decision.  On June 12, 2017, the Supreme Court issued its decision in Amgen v. Sandoz, holding that (i) the “patent dance” is optional; and (ii) the 180-day pre-marketing notification may be given either before or after receiving FDA approval of the biosimilar product. The Supreme Court declined to rule whether a state injunctive remedy may be available to the originator and remanded that question to the Federal Circuit for further consideration.

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

Furthermore, we could be at a serious disadvantage in this process, as an originator company such as Amgen (in the case of CHS-0214) or AbbVie (in the case of CHS-1420) may be able to apply substantially greater legal and financial resources to this process than we could.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or in return for the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

the federal physician “sunshine” requirements under the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Sanctions against Russia, and Russia’s response to those sanctions, could materially adversely affect our business, financial condition and results of operations.

Due to Russia’s military intervention in Ukraine, the United States and the E.U. have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. Our wholly owned subsidiary, InteKrin Therapeutics, Inc., or InteKrin, which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $53,000 of cash in Russian banks as of June 30, 2017. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor, or PPAR, gamma modulator that may hold promise in treatment of multiple sclerosis, or MS. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

Our corporate headquarters and laboratory are located in the San Francisco Bay Area and in Southern California (Camarillo), respectively. These locations have in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $12.04 to $38.10 per share during the period from November 6, 2014 through August 4, 2017 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2017, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 38% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2017, there were 51,339,487 shares of common stock outstanding.  Of these shares, the shares of our common stock sold in our IPO and our follow-on offerings and pursuant to our at-the-market equity offering program are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2017, approximately 14.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

COHERUS BIOSCIENCES, INC.

Date: August 7, 2017	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	/s/ Jean-Frédéric Viret
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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (v) Notes to the Condensed Consolidated Financial Statements.

					X