Form 10-Q
period 2017-09-30
Coherus BioSciences, Inc.
filed 2017-11-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 57,945,430 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

whether we will be able to resubmit a biologics license application (“BLA”), for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate) and whether the U.S. Food and Drug Administration (“FDA”), will ultimately approve CHS-1701 for commercialization;

•	the timing and the success of the design of the clinical trials and planned clinical trials of CHS-1420 (our adalimumab (Humira®) biosimilar candidate);
•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701, CHS-1420 and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);
•	the cost, timing and outcomes of litigation involving our potential products;
•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-1420 and CHS-0214;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-1420 and CHS-0214 or our future product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-1420 and CHS-0214 and any other product candidates;
•	the rate and degree of market acceptance of CHS-1701, CHS-1420 and CHS-0214 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-1420 and CHS-0214 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$135,557	$124,947
Investments in marketable securities	14,493	—
Restricted cash	60	60
Receivables from collaboration and license agreement	—	1,859
Prepaid assets (includes related parties of $2,417 and $3,714 as of September 30, 2017 and December 31, 2016, respectively)	21,103	31,634
Other assets (includes related parties of $0 and $2,184 as of September 30, 2017 and December 31, 2016, respectively)	392	2,986
Total current assets	171,605	161,486
Property and equipment, net	13,791	10,772
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	1,879
Total assets	$189,758	$178,485
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,139	$19,706
Accounts payable - related parties	5	877
Accrued liabilities (includes related parties of $1,499 and $3,542 as of September 30, 2017 and December 31, 2016, respectively)	18,204	28,022
Advance payments under license agreement	—	1,070
Deferred revenue	—	892
Contingent consideration	2,760	5,550
Other liabilities	322	259
Total current liabilities	31,430	56,376
Deferred revenue, non-current	—	669
Convertible notes	75,944	75,192
Convertible notes - related parties	25,314	25,064
Other liabilities, non-current	2,163	1,830
Total liabilities	134,851	159,131
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	6	5
Additional paid-in capital	783,359	558,474
Accumulated other comprehensive loss	(745)	(630)
Accumulated deficit	(726,425)	(537,322)
Total Coherus stockholders' equity	56,195	20,527
Non-controlling interest	(1,288)	(1,173)
Total stockholders' equity	54,907	19,354
Total liabilities and stockholders’ equity	$189,758	$178,485

(1)

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Collaboration and license revenue	$—	$162,835	$1,556	$189,262
Operating expenses:
Research and development (includes related party of $1,773 and $7,899 for the three months ended September 30, 2017 and 2016, respectively; and $6,971 and $32,019 for the nine months ended September 30, 2017 and 2016, respectively)	42,626	64,573	130,901	195,430
General and administrative (includes related party of $0 and $30 for the three months ended September 30, 2017 and 2016, respectively; and $65 and $80 for the nine months ended September 30, 2017 and 2016, respectively)	13,989	13,645	56,325	36,303
Total operating expenses	56,615	78,218	187,226	231,733
Income (loss) from operations	(56,615)	84,617	(185,670)	(42,471)
Interest expense (includes related party of $598 and $590 for the three months ended September 30, 2017 and 2016, respectively; and $1,788 and $1,388 for the nine months ended September 30, 2017 and 2016, respectively)	(2,392)	(2,420)	(7,152)	(5,611)
Other income (expense), net	14	1,647	3,605	(3,762)
Net income (loss)	(58,993)	83,844	(189,217)	(51,844)
Net loss attributable to non-controlling interest	4	95	114	428
Net income (loss) attributable to Coherus	$(58,989)	$83,939	$(189,103)	$(51,416)
Net income (loss) per share attributable to Coherus:
Basic	$(1.09)	$1.93	$(3.68)	$(1.25)
Diluted	$(1.09)	$1.67	$(3.68)	$(1.25)
Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus
Basic	54,070,872	43,469,986	51,377,836	41,096,783
Diluted	54,070,872	51,581,298	51,377,836	41,096,783

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(58,993)	$83,844	$(189,217)	$(51,844)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	1	—	(1)	—
Foreign currency translation adjustments, net of tax	(73)	(38)	(114)	(161)
Comprehensive income (loss)	(59,065)	83,806	(189,332)	(52,005)
Comprehensive loss attributable to non-controlling interest	4	95	114	428
Comprehensive income (loss) attributable to Coherus	$(59,061)	$83,901	$(189,218)	$(51,577)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(189,217)	$(51,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,472	2,199
Remeasurement of fair-value contingent consideration	(2,790)	3,745
Non-cash accretion of discount on marketable securities	(150)	—
Non-cash interest expense from amortization of debt discount	1,002	723
Provision for other receivables	—	(1,300)
Stock-based compensation expense	25,065	19,736
Loss on disposal of property and equipment	47	—
Impairment of property and equipment	464	8
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,859	1,141
Prepaid assets	10,534	18,111
Other assets	2,593	3,579
Other assets, non-current	—	88
Accounts payable	(9,198)	(1,642)
Accounts payable - related parties	(872)	(688)
Accrued and other liabilities	(9,873)	(75)
Deferred revenue	(1,562)	(93,013)
Advance payments under license agreements	(1,070)	(180)
Contingent liability to collaborator	—	(66,255)
Other liabilities, non-current	332	14
Net cash used in operating activities	(170,364)	(165,653)
Investing activities
Purchases of property and equipment	(4,464)	(2,949)
Purchase of investments in marketable securities	(74,344)	—
Proceeds from sales and maturities of investments in marketable securities	60,000	—
Net cash used in investing activities	(18,808)	(2,949)
Financing activities
Proceeds from issuance of convertible notes	—	75,000
Proceeds from issuance of convertible notes - related parties	—	25,000
Proceeds from common stock offering, net of underwriters discounts and commissions	199,866	69,472
Payments of convertible notes issuance costs	—	(739)
Payments of common stock offering issuance costs	(415)	(510)
Proceeds from issuance of common stock upon exercise of stock options	444	1,957
Net cash provided by financing activities	199,895	170,180
Effect of exchange rate changes in cash and cash equivalents	(113)	(127)
Net increase in cash and cash equivalents	10,610	1,451
Cash and cash equivalents at beginning of period	124,947	158,226
Cash and cash equivalents at end of period	$135,557	$159,677

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

Need to Raise Additional Capital

As of September 30, 2017, the Company had an accumulated deficit of $726.4 million and cash and cash equivalents and investments in marketable securities of $150.1 million. In January 2017, the Company issued and sold 148,827 shares of common stock at a weighted average price of $28.88 per share through its ATM Offering Program and received total net proceeds of $4.2 million, and in February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share from its underwritten follow-on offering and received total net proceeds of $120.4 million (see Note 8). In August 2017, the Company completed a private placement transaction with V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”), where it sold an aggregate of 6,556,116 shares of common stock at a purchase price of $11.4397 per share for aggregate gross proceeds of $75.0 million. After deducting offering expense of $0.1 million, the net proceeds were $74.9 million (see Note 8).

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of September 30, 2017: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, were net gains of $66,000 and 60,000, respectively, and for the three and nine months ended September 30, 2016, were net losses of $45,000 and $401,000, respectively.

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

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$—	$162,537	$—	$188,292
Rest of world	—	298	1,556	970
Total revenue	$—	$162,835	$1,556	$189,262

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Baxalta	—	99.8%	—	99.5%
Daiichi Sankyo	—	*	100%	*

*	less than 10%

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three and nine months ended September 30, 2017 and 2016.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) per share by the weighted average number of common shares outstanding for the period plus any dilutive potential common shares outstanding for the period determined using the treasury stock method for options to purchase common stock and using the if-converted method for the convertible notes. For all periods presented, except for the three months ended September 30, 2016, the Company was in a net loss position and the net loss per share attributable to Coherus is the same as diluted net loss per share attributable to Coherus as the inclusion of all potential dilutive common shares would have been anti-dilutive for those periods presented (see Note 9).

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method. The Company has evaluated its contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard. As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of the development of CHS-0214 in Japan, the Company recognized the remaining deferred revenue under this license agreement in the second quarter of 2017. Therefore, the Company concluded that the adoption of this standard will not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$99,764	$99,764	$—	$—
Restricted cash (money market funds)	845	845	—	—
U.S. government agency securities	—	—	—	—
Corporate notes and commercial paper	48,738	—	48,738	—
Total financial assets	$149,347	$100,609	$48,738	$—
Financial Liabilities:
Contingent consideration	$2,760	$—	$—	$2,760

	Fair Value Measurements
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$104,240	$104,240	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total assets	$105,085	$105,085	$—	$—
Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	September 30, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$99,764	$—	$—	$99,764
Corporate notes and commercial paper	34,245	—	—	34,245
U.S. government agency securities	—	—	—	—
Classified as cash equivalents	$134,009	$—	$—	$134,009

Corporate notes and commercial paper	$14,494	$—	$(1)	14,493
U.S. government agency securities	—	—	—	—
Classified as investments in marketable securities	$14,494	$—	$(1)	$14,493

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

	December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$104,240	$—	$—	$104,240
Classified as cash equivalents	$104,240	$—	$—	$104,240

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of September 30, 2017, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of September 30, 2017 was approximately three months. The gross realized gains were $82,000 and $286,000 for the three and nine months ended September 30, 2017, respectively, and the gross realized losses were $14,000 and $55,000 for the three and nine months ended September 30, 2017, respectively, in the condensed consolidated statement of operations.

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

This fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of September 30, 2017 applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. As of September 30, 2017, the fair value of the compound transaction payment decreased as a result of reducing estimates of a payout to InteKrin stockholders. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

The change in the fair value of the Compound Transaction Payment was recognized in other income (expense), net within the condensed consolidated statement of operations of a $0.3 million loss and $2.8 million gain for the three and nine months ended September 30, 2017, respectively, and a $1.6 million gain and a $3.7 million loss for the three and nine months ended September 30, 2016, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2016	$5,550
Change in fair value of the contingent consideration liability	(2,790)
Balance as of September 30, 2017	$2,760

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $107.0 million (par value $100.0 million) as of September 30, 2017 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 55%  for the Company’s common stock and straight debt yield of 15.2% as of September 30, 2017.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid clinical and other - related parties (see Note 10)	$2,417	$3,714
Prepaid clinical, material and manufacturing	17,035	25,095
Prepaid other	1,651	2,825
Prepaid assets	$21,103	$31,634

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$15,399	$10,294
Computer equipment and software	1,633	1,500
Furniture and fixtures	714	682
Leasehold improvements	4,344	4,322
Construction in progress	526	—
Total property and equipment	22,616	16,798
Accumulated depreciation and amortization	(8,825)	(6,026)
Property and equipment, net	$13,791	$10,772

Depreciation and amortization expense was $0.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. Impairment of property and equipment was $0.5 million for the nine months ended September 30, 2017.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Accrued clinical - related parties (See Note 10)	$1,499	$3,542
Accrued clinical and manufacturing	9,937	16,039
Accrued compensation	5,575	6,945
Accrued other	1,193	1,496
Accrued liabilities	$18,204	$28,022

5.	Collaboration and License Agreements

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Baxalta	$—	$162,537	$—	$188,292
Daiichi Sankyo	—	298	1,556	970
Total collaboration and license revenue	$—	$162,835	$1,556	$189,262

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo (the “License Agreement”), under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea, with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million which was recorded as deferred revenue and amortized over the remaining estimated performance period under the agreement using the straight line method.

In June 2013, the Company and Daiichi Sankyo entered into a Memorandum of Understanding No. 1 (the “MOU 1”) in which both parties agreed to cooperate and share costs to conduct a global Phase 1 study of a biosimilar form of etanercept. This program was not originally contemplated in the License Agreement. The amounts received from Daiichi Sankyo under the MOU 1 were recognized as a reduction in research and development expense as the Company engaged in a research and development project jointly with Daiichi Sankyo, with both parties incurring costs while actively participating in development activities and both parties sharing costs and potential benefits of the arrangement.

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis.   In June 2015, the parties also entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis.  Daiichi Sankyo was responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 2 and MOU 3 in which the Company supplied finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimbursed these research and development costs in quarterly advance payments, for which the Company recorded $1.1 million at December 31, 2016 in the condensed consolidated balance sheet, as advance payments under license agreement. The Company recognized the advance payment as a reduction in the research and development expense when the research and development activity was performed.

In July 2016 and December 2016, the Company entered into three Memoranda of Understanding (“MOU 4”, “MOU 5” and “MOU 6”, and together with MOU 1, MOU 2, and MOU 3, the “MOUs”) with Daiichi Sankyo. Under MOU 4, MOU 5 and MOU 6, the Company received $4.5 million for reimbursements of certain past costs incurred and the Company recognized these reimbursements as a reduction of research and development expenses when the research and development activity was performed.

The Company accounted for the above MOUs as a separate arrangement which was not deemed to be a material modification of the License Agreement.

In July 2017, Daiichi Sankyo announced its decision, which was accepted by the Company, to discontinue development of the Company’s etanercept (Enbrel) biosimilar product candidate, CHS-0214, in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. Pursuant to the License Agreement, the Company regained the rights to develop and commercialize CHS-0214 in Japan. As a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan and not having any further performance obligations under the license arrangement, the Company recognized the remaining deferred revenue of $1.4 million as a collaboration and license revenue during the second quarter of 2017 in its condensed consolidated statement of operations.

On August 9, 2017, the Company and Daiichi Sankyo entered into a letter of agreement, dated July 29, 2017 to terminate the License Agreement, including, any and all MOUs and other agreements executed between the parties relating to CHS-0214.

As of September 30, 2017, there was no deferred revenue in the condensed consolidated balance sheet.  As of December 31, 2016, $1.6 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.9 million was included in current liabilities and $0.7 million was included in non-current liabilities in the condensed consolidated balance sheet.

The Company recognized in its condensed consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $1.1 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of September 30, 2017, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	September 30,	December 31,
	2017	2016
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(5,806)	(6,558)
Convertible Notes	$75,944	$75,192

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,936)	(2,186)
Convertible Notes - related parties	$25,314	$25,064
Total Convertible Notes	$101,258	$100,256

If the Convertible Notes were to be converted on September 30, 2017, the holders of the Convertible Notes would receive common shares with an aggregate value of $59.7 million based on the Company’s closing stock price of $13.35.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stated coupon interest	$1,538	$1,538	$4,612	$3,621
Accretion of debt discount and debt issuance costs	256	233	752	542
Interest expense	$1,794	$1,771	$5,364	$4,163
Stated coupon interest - related parties	$512	$512	$1,538	$1,207
Accretion of debt discount and debt issuance costs - related parties	86	78	250	181
Interest expense - related parties	$598	$590	$1,788	$1,388
Total interest expense	$2,392	$2,361	$7,152	$5,551

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $7.7 million as of September 30, 2017, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 4.50 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.4 million for both three month periods ended September 30, 2017 and 2016, and $7.2 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of September 30, 2017 are as follows (in thousands):

Year ending December 31,
Remainder of 2017	$2,050
2018	8,200
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	145,900
Less amount representing interest	(36,900)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(7,742)
Net carrying amount of Convertible Notes	$101,258

7.	Commitments and Contingencies

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty. The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet, and no schedule has been set for this matter. On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against the Company in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. The Company believes that these lawsuits are without merit and intends to vigorously defend its position.  However, if Amgen were to be successful in its effort to seek injunctive relief, these legal actions may delay the timing of CHS-1701 commercial release, and negatively affect the Company’s future revenues and results of operations.  It is not possible at this time to determine the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss.

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

In August 2017, the Company issued and sold an aggregate of 6,556,116 shares of common stock to V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”) in a private placement transaction at an offering price of $11.4397 per share for gross proceeds of $75.0 million. After deducting offering expenses of $0.1 million, the net proceeds were $74.9 million. Pursuant to the stock purchase agreement, Temasek may purchase additional shares of common stock equal to gross proceeds of $75.0 million, subject to certain conditions. On September 22, 2017, the Company filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of August 2017, and it was declared effective by the SEC on October 16, 2017.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$3,659	$4,399	$11,163	$9,842
General and administrative	4,524	3,871	13,902	9,894
	$8,183	$8,270	$25,065	$19,736

9.	Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$(58,989)	$83,939	$(189,103)	$(51,416)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus	54,070,872	43,469,986	51,377,836	41,096,783
Net Income (loss) per share attributable to Coherus	$(1.09)	$1.93	$(3.68)	$(1.25)
Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$(58,989)	$83,939	$(189,103)	$(51,416)
Add: interest expense on convertible debt, net of tax	—	2,361	—	—
Adjusted net income (loss) attributable to Coherus	$(58,989)	$86,300	$(189,103)	$(51,416)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	54,070,872	43,469,986	51,377,836	41,096,783
Add effect of potential dilutive securities:
Stock options	—	3,637,441	—	—
Convertible debt	—	4,473,871	—	—
Denominator for diluted net income (loss) per share attributable to Coherus	54,070,872	51,581,298	51,377,836	41,096,783
Diluted net income (loss) per share attributable to Coherus	$(1.09)	$1.67	$(3.68)	$(1.25)

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	11,423,124	4,989,524	11,423,124	10,020,561
Restricted stock units	149,127	—	149,127	—
Shares issuable upon conversion of Convertible Notes	4,473,871	—	4,473,871	4,473,871
Total	16,046,122	4,989,524	16,046,122	14,494,432

10.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace. As such, Medpace was deemed to be a related party. As of September 30, 2017, the Company had $2.4 million in prepaid assets (prepaid clinical and other–related parties) and $1.5 million in accrued and other liabilities (accrued clinical and other–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. As of December 31, 2016, the Company had $3.7 million in prepaid assets (prepaid clinical and other–related parties), $2.2 million in current other assets, $0.9 million in accounts payable–related parties, and $3.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $1.8 million and $7.9 million during the three months ended September 30, 2017 and 2016, respectively, and $7.0 million and $31.9 million for the nine months ended September 30, 2017 and 2016, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provided recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of September 30, 2017 and December 31, 2016, there were no such related party balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $0 for both the three months ended September 30, 2017 and 2016, and $17,000 and $131,000 for the nine months ended September 30, 2017 and 2016, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its condensed consolidated statements of operations, $0 and $30,000 for the three months ended September 30, 2017 and 2016, respectively, and $65,000 and $80,000 for the nine months ended September 30, 2017 and 2016, respectively, for services rendered by the recruiting company.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

11.	Restructuring

On June 21, 2017, the Company commenced and completed a restructuring plan to reduce operating costs to better align its workforce with the needs of its business following the FDA’s June 2017 issuance of a complete response letter for its BLA for CHS-1701, in which the FDA stated that it cannot approve the Company’s BLA for CHS-1701 in its present form and provided recommendations to the Company to address the issues raised in the letter.

In connection with the restructuring, the Company recorded aggregate restructuring charges in its condensed consolidated statement of operations of $3.6 million in June 2017. The restructuring charges included one-time termination severance and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million was reflected in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. As of September 30, 2017, the Company paid out $1.5 million of personnel-related restructuring charges and expects to pay the remainder by the end of the first quarter of 2018. As of September 30, 2017, $0.6 million of restructuring liabilities remain on the Company’s condensed consolidated balance sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 14, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In August 2016, we filed a biologics license application (“BLA”) which was accepted by the U.S. Food and Drug Administration (“FDA”) in October 2016. We received a complete response letter regarding this BLA from the FDA in June 2017.  We currently plan to resubmit the BLA for CHS-1701 in the first quarter of 2018. The European Medicines Agency (“EMA”) accepted our marketing authorization application (“MAA”) for CHS-1701 in November 2016.

•	CHS-3351 (our ranibizumab (Lucentis) biosimilar candidate). We are prioritizing the development activities of CHS-3351, which is currently in pre-clinical stage.
•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). CHS-1420, an anti-TNF product candidate, is being developed as an adalimumab (Humira) biosimilar. We announced positive 12-week data from that study in August 2016, followed by confirmatory 24-week results in January 2017, to support the planned filing of a BLA in the United States. To enable competitive market entry, we plan to set the timing of the BLA filing after the Humira formulation patents expire or are invalidated. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We completed two PK bridging studies of CHS-1420, one comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) in March 2017, and the other comparing CHS-1420 to European manufactured Humira in August 2017. We anticipate additional investment in manufacturing activities will be required prior to any BLA or MAA submissions.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan and we consequently entered into a termination letter in August 2017 for our license agreement, memorandums of understanding and other agreements with Daiichi Sankyo relating to CHS-0214. As a result of this, we regained the rights for CHS-0214 in that territory. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We have deprioritized MAA activities relative to other corporate objectives. We anticipate additional investment in manufacturing activities will be required prior to any MAA or BLA submissions. We have worldwide development and commercial rights to this product except for certain Caribbean and Latin American countries. However, the therapeutic protein in etanercept is subject to certain originator-controlled United States patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration or invalidation.

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

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $189.2 million and $51.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $726.4 million.

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

In February 2016, we issued and sold 8.2% Convertible Senior Notes due 2022 for an aggregate principal amount of $100.0 million. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In November 2016 and December 2016, we sold 2,015,987 shares of common stock at a weighted average price of $28.04 per share under the ATM Offering Program, for aggregate net proceeds of $54.6 million. In January 2017, we sold an additional 148,827 shares of common stock at a weighted average price of $28.88 per share under the ATM Offering Program, for aggregate net proceeds of $4.2 million. In February 2017 and March 2017, we issued and sold 5,294,902 shares of common stock at $24.25 per share from our underwritten follow-on offering for net proceeds of $120.4 million.

In August 2017, we issued and sold an aggregate of 6,556,116 shares of common stock to V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”) in a private placement transaction at an offering price of $11.4397 per share for gross proceeds of $75.0 million. After deducting offering expenses of $0.1 million, the net proceeds were $74.9 million. Pursuant to the stock purchase agreement, Temasek may purchase additional shares of common stock equal to gross proceeds of $75.0 million, subject to certain conditions. On September 22, 2017, we filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of August 2017, and it was declared effective with the SEC on October 16, 2017.

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

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track only the external research and development costs incurred for each of our product candidates. Our external research and development expenses consist primarily of:

•

expenses incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

•

costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations (“CMOs”), and related costs associated with release and stability testing; and

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. Furthermore, in the past we have entered into collaborations with third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have substantial influence over the development activities for product candidates, the estimated completion dates are not fully under our control. For example, our partners in licensed territories may exert considerable influence on the regulatory filing process globally. Therefore, we cannot forecast with any degree of certainty the duration and completion costs of these or other current or future clinical trials of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. In addition, we may enter into other collaboration arrangements for our other product candidates, which could affect our development plans or capital requirements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. On an on-going basis, we evaluate our critical accounting policies and estimates. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or condition.

There have been no significant changes to our accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 14, 2017. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method.  We have evaluated our contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard.  As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of the development of CHS-0214 in Japan, we recognized the remaining deferred revenue under this license agreement during the second quarter of 2017. Therefore, we concluded that the adoption of this standard will not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

Collaboration and License Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Revenue:
Baxalta	$—	$162,537	$(162,537)	$—	$188,292	$(188,292)
Daiichi Sankyo	—	298	(298)	1,556	970	586
Total collaboration and license revenue	$—	$162,835	$(162,835)	$1,556	$189,262	$(187,706)

Collaboration and license revenue for the three months ended September 30, 2017 was $0 million compared to $162.8 million for the same period in 2016, a decrease of $162.8 million.  Collaboration and license revenue for the nine months ended September 30, 2017 was $1.6 million compared to $189.3 million for the same period in 2016, a decrease of $187.7 million. The decrease in revenue in each of the periods was primarily due to the termination of the Baxalta license agreement in the third quarter of 2016, partially offset by the recognition of the remaining deferred revenue as a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan in the second quarter of 2017.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Research and development	$42,626	$64,573	$(21,947)	$130,901	$195,430	$(64,529)

Research and development expense for the three months ended September 30, 2017 was $42.6 million compared to $64.6 million for the same period in 2016, a decrease of $21.9 million. The decrease in research and development expense was primarily due to:

•

a decrease of $14.3 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes a decrease of $2.0 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•

a decrease of $4.1 million related to the reduced development expense associated with certain of our other product candidates in our pipeline and CHS-131 as we prioritize and focus our resources primarily on advancing CHS-1701, our lead product candidate;

•

a decrease of $3.5 million in costs incurred for CHS-1420 due to the completion of three Phase 1 trials and a Phase 3 trial all of which had patients in treatment in the three months ended September 30, 2016; and

•

decreases of $2.0 million in personnel, consulting and other related expenses, $0.8 million in stock-based compensation and $0.4 million in facilities supplies and materials as a result of lower personnel related expense due to our restructuring plan implemented in June 2017.

The decreases in research and development expense for the three months ended September 30, 2017 and 2016 was partially offset by an increase of $3.2 million in pre-commercial manufacturing costs for CHS-1701.

Research and development expense for the nine months ended September 30, 2017 was $130.9 million compared to $195.4 million for the same period in 2016, a decrease of $64.5 million. The decrease in research and development expense was primarily due to:

•

a decrease of $49.8 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which includes a decrease of $2.9 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•

a decrease of $11.1 million related to the development of other product candidates in our pipeline and CHS-131 as we prioritize and focus our resources primarily on advancing CHS-1701, our lead product candidate; and

•	a decrease of $8.9 million in costs incurred for CHS-1420 as a result of completion of clinical trial treatment for our Phase 3 trial in the first quarter of 2017.

The decrease in research and development expense for the nine months ended September 30, 2017 and 2016 was partially offset by:

•	an increase of $0.6 million in pre-commercial manufacturing costs for CHS-1701;
•

increases of $2.2 million in personnel, consulting and other related expenses and $1.3 million in stock-based compensation due to our restructuring plan which included one-time termination fees of $1.3 million and an increase in headcount for the six month period before the restructuring plan was completed in June 2017; and

•

an increase of $1.2 million in facilities, supplies and materials and other infrastructure to support our research and development growth prior to the implementation of our restructuring plan in June 2017.

We expect our research and development expense to decrease for the remainder of the year as we focus our resources on CHS-1701.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
General and administrative	$13,989	$13,645	$344	$56,325	$36,303	$20,022

General and administrative expense for the three months ended September 30, 2017 was $14.0 million compared to $13.6 million for the same period in 2016, an increase of $0.3 million.  The increase in general and administrative expense was primarily due to an increase of $0.4 million for personnel and other related expenses and $0.7 million for stock-based compensation due to an increase in headcount and costs associated with stock options granted since the fourth quarter of 2016 which was partially offset by a decrease of $0.6 million for consulting, legal and professional services and $0.4 million for travel costs as we focused on decreasing our non-critical costs as part of our restructuring plan in June 2017.

General and administrative expense for the nine months ended September 30, 2017 was $56.3 million compared to $36.3 million for the same period in 2016, an increase of $20.0 million.  The increase in general and administrative expense was primarily due to:

•

an increase of $7.2 million for personnel, consulting and other related expenses and $4.0 million for stock-based compensation due to our restructuring plan which included one-time termination fees of $2.3 million and an increase in headcount for the six month period before the restructuring plan was completed in June 2017;

•	an increase of $8.0 million for legal and other professional services as we implemented and supported our legal strategies; and
•

an increase of $0.8 million for facilities, supplies and materials to support our growing infrastructure as we expanded our pre-commercial activities prior to the implementation of our restructuring plan in June 2017.

We expect general and administrative expense to decrease for the remainder of the year as a significant portion of the costs related to pre-commercial activities was recognized during the nine months ended September 30, 2017 and we do not anticipate re-engaging in pre-commercial activities until 2018.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Interest expense	$2,392	$2,420	$(28)	$7,152	$5,611	$1,541

Interest expense was $7.1 million for the nine months ended September 30, 2017 compared to $5.6 million during the same period in 2016, an increase of $1.5 million. The increase in interest expense was due to the nine months of interest expense and non-cash accretion of the debt discount and debt issuance cost in 2017 compared to only eight months of related expenses associated with the convertible notes that we issued on February 29, 2016.

Other Income (Expense), net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)
Other income (expense), net	$14	$1,647	$(1,633)	$3,605	$(3,762)	$7,367

Other income (expense), net for the three months ended September 30, 2017 was a gain of $14,000 compared to a gain of $1.6 million for the same period in 2016, a decrease of $1.6 million. The decrease was primarily due to a decrease in the fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition as a result of a revision in our estimated completion date of the compound transaction by nine months in the third quarter of 2016.

Other income (expense), net for the nine months ended September 30, 2017 was a gain of $3.6 million compared to a loss of $3.8 million for the same period in 2016, net gain of $7.4 million. The increase in 2017 was primarily due to a decrease in the fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the second quarter of 2017 as a result of reducing estimates of a payout to InteKrin stockholders. The decrease in 2016 was primarily due to an increase in the fair value of the contingent consideration driven by our positive Phase 2b data on CHS-131, and as such, the probability of occurrence increased from 10% to 33%.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In November 2016 and December 2016, we issued and sold 2,015,987 shares of common stock at a weighted average price of $28.04 per share under the ATM Offering Program, for aggregate net proceeds of $54.6 million. In January 2017, we sold an additional 148,827 shares of common stock at a weighted average price of $28.88 per share under the ATM Offering Program, for aggregate net proceeds of $4.2 million. In February 2017 and March 2017, we issued and sold 5,294,902 shares of common stock at $24.25 per share from our underwritten follow-on offering for net proceeds of $120.4 million. In August 2017, we issued and sold 6,556,116 shares of common stock at approximately $11.4397 per share in a private offering for net proceeds of $74.9 million.

In March 2017, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of September 30, 2017, we had an accumulated deficit of $726.4 million and cash and cash equivalents and investments in marketable securities of $150.1 million. We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(170,364)	$(165,653)
Net cash used in investing activities	(18,808)	(2,949)
Net cash provided by financing activities	199,895	170,180
Effect of exchange rate changes in cash and cash equivalents	(113)	(127)
Net increase in cash and cash equivalents	$10,610	$1,451

Net cash used in operating activities

Cash used in operating activities was $170.4 million for the nine months ended September 30, 2017, which was primarily due to the following:

•	a net loss of $189.2 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued liabilities of $19.9 million primarily due to the winding down of our clinical research and manufacturing activities, and the timing of the vendor payments;

•	non-cash charges related to the fair-value remeasurement of our contingent consideration obligation of $2.8 million;
•	a decrease in deferred revenue of $1.6 million as we recognized revenue from our Daiichi Sankyo collaboration agreement; and
•	a decrease in advance payments from a collaboration and licensing partner of $1.1 million.

The cash used in operating activities was partially offset by the following:

•	a decrease in prepaid and other assets of $13.1 million primarily due to the winding down of our clinical research and manufacturing activities, and the timing of the vendor payments;
•	a decrease in receivables from collaboration and license agreement of $1.9 million; and
•

non-cash charges related to stock-based compensation of $25.1 million, depreciation and amortization of property and equipment of $2.5 million, non-cash interest expense from amortization of debt discount of $1.0 million and impairment of property and equipment of $0.5 million.

Cash used in operating activities was $165.7 million for the nine months ended September 30, 2016, which was primarily due to the following:

•	a net loss of $51.8 million;
•	non-cash reduction of $1.3 million in other receivables due to the reversal of a provision;
•

a decrease in deferred revenue of $93.0 million as we recognized revenue from our Daiichi Sankyo collaboration agreement and all of our deferred revenue related to our Baxalta collaboration as a result of the termination of the Baxalta license agreement in the third quarter of 2016;

•	a decrease in contingent liability to collaborator of $66.3 million as we recognized revenue as a result of the termination of the Baxalta license agreement during the third quarter of 2016; and
•

a decrease in accounts payable, accounts payable-related parties and accrued and other liabilities of $2.4 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges of stock-based compensation of $19.7 million, fair value remeasurement of our contingent consideration obligation of $3.7 million, non-cash interest expense of $0.7 million, and depreciation and amortization of property and equipment of $2.2 million; and

•

a net decrease in prepaid and other assets of $21.8 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of our vendor payments and a decrease in receivables from collaboration and license agreements of $1.1 million.

Net cash used in investing activities

Cash used in investing activities of $18.8 million for the nine months ended September 30, 2017 was due to the purchase of short-term investments in marketable securities of $74.3 million and capital equipment of $4.5 million, partially offset by proceeds from the sales and maturities of investments in marketable securities of $60.0 million.

Cash used in investing activities of $2.9 million for the nine months ended September 30, 2016 was due to the purchase of capital equipment and leasehold improvements.

Net cash provided by financing activities

Cash provided by financing activities of $199.9 million for the nine months ended September 30, 2017 was primarily related to proceeds of $199.9 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.4 million from the exercise of stock options, partially offset by payments of offering expenses of $0.4 million in payments related to issuance of common stock.

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

Funding Requirements

We believe that our current available cash and cash equivalent and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the timing of the BLA resubmission and marketing approval for CHS-1701;
•	the cost, timing and outcomes of regulatory approvals for CHS-1420 and CHS-0214;
•	the cost, timing and outcomes of litigation involving our potential products;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;
•	the entry into any collaboration agreements or licenses, and the receipt of proceeds therefrom;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of September 30, 2017, we had $39.2 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of September 30, 2017, we had cash, cash equivalents and investments in marketable securities of $150.1 million consisting of cash, money market funds, United States government agency securities and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On November 9, 2015 and December 7, 2015, we filed in the United States Patent and Trademark Office (“USPTO”), pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for Inter Partes Review (“IPR”) of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “ ‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “ ‘680”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “ ‘987”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 16, 2017, the Patent and Trial Appeal Board of the USPTO (the “PTAB”) invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated all claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit in the ‘135, ‘680 and ‘987 patents.  AbbVie is scheduled to file its appeal brief on November 10, 2017.

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “ ‘619 patent”) entitled “Anti-TNF Antibody Formulations.”  Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system.  On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty.  The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019.

On August 4, 2017, we filed a petition for IPR against U.S. patent 8,163,522 (the “ ‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel®. On September 6, 2017, we filed a petition for IPR against U.S. patent 8,063,182, (the “ ‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $127.8 million, $223.9 million and $87.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and $189.2 million and $51.8 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $726.4 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited (“Daiichi Sankyo’). In September 2016, we regained development and commercial rights for CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan and we consequently entered into a termination letter in August 2017 for our license agreement, memorandums of understanding and other agreements with Daiichi Sankyo relating to CHS-0214. As a result of this, we regained the rights for CHS-0214 in that territory. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate, and CHS-0214. Our Biologics License Application (“BLA”), for CHS-1701 was accepted by the U.S. Food and Drug Administration (“FDA”), in October 2016 and we received a Complete Response Letter (“CRL”), from the FDA in June 2017. Our Market Authorization Application (“MAA”), for CHS-1701 was accepted by the European Medicines Agency (“EMA”), in November 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (ranibizumab (Lucentis) biosimilar) and we are halting the development of CHS-5217 (bevacizumab (Avastin) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and continued operating losses for the foreseeable future. Although we reduced our workforce and curtailed certain development expenses and we currently anticipate that our expenses will continue to decrease during the remainder of 2017 and the first quarter of 2018, our expenses will increase substantially if and as we:

•	continue our nonclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and Inter Partes Review (“IPR”), proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate meaningful revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We cannot predict when we will begin generating revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

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

As of September 30, 2017, our cash and cash equivalents and investments in marketable securities were $150.1 million. We expect that our existing cash and cash equivalents and investments in marketable securities will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. Whereas CHS-1701 has completed clinical development, CHS-0214 and CHS-1420 are still completing several clinical trials. We have not yet initiated clinical trials for CHS-3351 and we are halting the development of CHS-5217.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union (“E.U.”), and in additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and the regulatory approval requirements for biosimilars are evolving. If we and our collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the European Economic Area (“EEA”), and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any existing or future collaboration partners are permitted to market our product candidates in the United States until we and our collaboration partners receive approval from the FDA, or in the EEA until we and our collaboration partners receive E.U. Commission or EEA Competent Authority approvals.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA, a biosimilar product application under the 351(k) pathway of the Public Health Service Act (“PHSA”), a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;

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
•

delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board (“IRB”), approval at each clinical study site;
•

imposition of a clinical hold by regulatory agencies, after review of an investigational new drug (“IND”), application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;

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

For example, we altered the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business. In March 2017, we completed a clinical pharmacokinetic bioequivalence study comparing CHS-1420 to U.S. manufactured Humira and we plan to provide the results to the FDA. In August 2017, we completed a clinical pharmacokinetic bioequivalence study comparing CHS-1420 to European manufactured Humira.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”), plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

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

United States Regulatory Framework for Biosimilars

We and our collaboration partners intend to pursue market authorization globally. In the United States, an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act (“PHSA”). Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the United States is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, a number of Executive Orders and policy statements issued by President Trump in January 2017 have increased the uncertainty regarding the timing for the FDA’s interpretation and implementation of the BPCIA and other requirements under the Federal Food, Drug and Cosmetic Act (“FDCA”). Some of these executive actions may also negatively affect the FDA’s exercise of regulatory oversight and ability to timely review industry submissions and applications in connection with the drug development and approval process. Notably, on January 30, 2017 President Trump issued an Executive Order directing all federal executive agencies, including the FDA, that, for each notice of proposed rulemaking, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order also includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish  a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be interpreted and implemented, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDCA. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira or Enbrel. If other biosimilars of Neulasta, Humira or Enbrel are approved and successfully commercialized before CHS-1701, CHS-1420 or CHS-0214, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

In June 2017, the FDA issued a CRL in response to our BLA for CHS-1701. The letter identified certain issues, including a request for a reanalysis of a subset of subject samples with a revised immunogenicity assay, and requests for certain additional manufacturing related process information.  Although we intend to address the issues identified in the CRL and resubmit a BLA for CHS-1701, there is no guarantee that the FDA will accept the BLA resubmission. Even if the FDA accepts a resubmission of the BLA for CHS-1701, there is no guarantee that the FDA will conclude that the information submitted in such a resubmission will be sufficient to support approval and, we may fail to obtain regulatory approval in the U.S.  We may also fail to obtain regulatory approval for CHS-1701 from EMA in the E.U. under an MAA that is also currently under review.

We have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we intend to market biosimilar products in the United States and Europe on our own or with future collaboration partners. With our licensee Orox Pharmaceuticals B.V. (“Orox”), we entered into a distribution agreement for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. If we obtain regulatory approval, we intend to market our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and future oncology biosimilar candidates in the United States and may seek to partner commercially all oncology biosimilars outside the United States. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

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

Even if CHS-1701 is approved by the FDA or the EMA, we may be delayed in selling CHS-1701 due to direct or indirect legal challenges.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”), regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

As of September 30, 2017, we had 127 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, current good clinical practices (“cGCP”), and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or cGCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with cGCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are dependent on Orox for the commercialization of our biosimilar product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and failure to commercialize in those markets could have a material adverse effect on our business and operating results.

Our exclusive licensee, Orox Pharmaceuticals B.V. (“Orox”), is responsible for commercialization of certain of our products, including CHS-1701, CHS-1420 and CHS-0214, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of CHS-1701, also excluding Argentina). We intend to seek commercialization partners for all products in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries). Our license with Orox, or other future agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

•

our licensee and collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;

•	our licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
•

our licensee and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and

•	our licensee and collaboration partners may pursue higher priority programs, which could affect their commitment to us.

Moreover, any disputes with our licensees and collaboration partners will substantially divert the attention of our senior management from other business activities and will require us to incur substantial costs associated with litigation or arbitration proceedings. If we cannot maintain successful license and collaboration arrangements, our business, financial condition and operating results may be adversely affected.

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

For example, in 2012, Abbott Laboratories filed a Citizen Petition with the FDA asking the agency to refrain from accepting biosimilar applications under the BPCIA arguing that to approve such applications, without compensation to the originator, would constitute an unconstitutional taking of an originator company’s valuable trade secrets under the Fifth Amendment of the Constitution of the United States.  The FDA rejected Abbott Laboratories’ petition on September 23, 2016. In addition, on April 21, 2017 Apotex Inc. and its subsidiary Apobiologix submitted a Citizen Petition to FDA asking the agency to require any biosimilar applicant seeking to file a BLA referencing Neulasta to conduct comparative clinical efficacy studies, including pharmacokinetics, pharmacodynamics, and immunogenicity studies, in at least one intended patient population. The FDA dismissed this Citizen Petition in October 2017.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc. (“ Apotex”), Sandoz, Amgen, Pfizer Inc. (“Pfizer”), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc. (“Mylan”), Cinfa Biotech S.L., as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), adalimumab (Humira) and etanercept (Enbrel).

For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the United States and that Sandoz received a complete response letter from the FDA at the end of June 2016.  We understand that Mylan submitted a Neulasta biosimilar candidate for market approval in the E.U. and in the U.S. and that Biocon Ltd., Mylan’s partner, received a complete response letter from the FDA in October 2017. Also in October 2017, Cinfa Biotech S.L. announced that the EMA accepted for review a marketing authorization application for its pegfilgrastim biosimilar candidate.

Similarly, Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Pfizer’s program is in Phase 3. Boehringer Ingelheim’s Humira biosimilar was approved in the United States in August 2017 and its application is pending in the E.U., and that Samsung Bioepis has submitted a Humira biosimilar candidate for market approval in the E.U. In addition, in September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

United States Adopted Name, and International Nonproprietary Names (“INN”), two important bodies involved in nonproprietary nomenclature, have no policy for the naming of biosimilar product candidates, and products are named on a case-by-case basis. Non-glycosylated proteins can follow the approach established for small molecule generics, which is to retain the same non-proprietary name if it is synthesized by a different route provided the substance is the same. Glycosylated proteins from different sources are given distinct names, as these proteins are expected to differ in their glycosylation profile. The same approach is valid for all other modifications to the protein that can occur in a cell after the cell has finished making the protein. A system currently under discussion at the World Health Organization that would enable the clear definition of all Similar Biotherapeutic Proteins would include the INN of the reference product in the first part of the name, and some form of biological qualifier that could uniquely identify the substance. Currently, the FDA and the EMA have final authority regarding names in the United States and the E.U. respectively, and it is unclear how they will handle nonproprietary nomenclature in the future. However, if they adopt policies requiring non-proprietary names that are distinct from the reference product or chose to assign a competing biosimilar product candidate to a Coherus product with a lower degree of nomenclature distinction from the reference product, payors, providers and patients may be more hesitant to use our biosimilar product candidate, believing the difference in nomenclature to be indicative of an important difference in quality of function from the reference product or the competing biosimilar product candidate. If this were to occur, our business could be negatively affected.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, Centers for Medicare & Medicaid Services (“CMS”) issued a proposed Part B rule in the third quarter of 2015 on biosimilar payment and coding which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the average sales price (ASP) of all biosimilar products that reference a common biological product’s license application. This reimbursement rule could potentially create greater pricing pressure for biosimilars reimbursed in the medical benefit (Part B) segment.  On October 30, 2015, CMS finalized the proposed rule, which clarifies that the payment amount for a biosimilar is based on the ASP of all National Drug Codes assigned to the biosimilars included within the same billing and payment code. On November 1, 2017, CMS adopted a final policy to establish separate J-codes for each biosimilar biological product for a particular reference product beginning January 1, 2018.

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

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the U.S. Patent and Trademark Office (“USPTO”), and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we intend to introduce biosimilar versions, such as Amgen, AbbVie Inc. (“AbbVie”), and Genentech, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “ ‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019.

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

IPR filings, including ours, are a matter of public record and can be viewed at the USPTO PTAB website. On November 9, 2015 and December 7, 2015, we filed IPR petitions in the United States Patent Office against three AbbVie patents:  U.S. patents 8,889,135

(Case No. IPR2016-00172, filed November 9, 2015) (or “ ‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (or “ ‘680”); and 9,073,987 (Case No. IPR2016-00189, filed December 7, 2015) (or “ ‘987”), all of which generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab).  This treatment regimen is referenced in the approved FDA label for Humira.  On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated all claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit (“CAFC”) in the ‘135, ‘680 and ‘987 patents. AbbVie is scheduled to file its appeal brief on November 10, 2017.  We further note that on July 6, 2017, in the two Boehringer Ingelheim ‘135 IPRs, the PTAB issued Final Written Decisions invalidating all the claims of the ‘135 patent.

On May 9, 2016, we filed a petition for IPR of AbbVie U.S. patent 9,114,166 (Case No. IPR2016-01018) (or “ ‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders”.  The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0.  On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent. On December 2, 2016, we filed a request with the PTAB for rehearing of our ‘166 IPR petition. The PTAB denied our request on February 2, 2017.  If the ‘166 patent is not invalidated either in petitions for IPR raised by others or in district court litigation, and we are not successful in developing a formulation that does not infringe the ‘166 patent, or other potentially relevant patents of AbbVie, we may be precluded from marketing CHS-1420 until at least the expiration of the ‘166 patent which we understand is in August 2022.

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “ ‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our four IPR petitions against the ‘619 patent addressed certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008.  On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent.

On August 4, 2017, we filed a petition for IPR against U.S. patent 8,163,522 (the “ ‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel®. On September 6, 2017, we filed a petition for IPR against U.S. patent 8,063,182, (the “ ‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel.

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

We may discover that competitors are infringing our issued and pending patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents we control, if we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear, and our Chief Technical Officer, Peter K. Watler, Ph.D., are former employees of Amgen. Our Chief Scientific Officer, Alan C. Herman, Ph.D., is a former employee of Amgen and Genentech. Mr. Lanfear and Drs. Watler and Herman were employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neupogen, Neulasta and Enbrel. Our Chief Medical Officer, Barbara K. Finck, M.D., is a former employee of Immunex Corporation (“Immunex”) (the company that initially developed the drug Enbrel and was later acquired by Amgen). Dr. Finck was involved in the clinical development of etanercept (Enbrel) while at Immunex and is a named inventor on at least four U.S. patents assigned to Amgen directed to the use of etanercept (Enbrel) for the treatment of psoriasis and psoriatic arthritis. Senior members of our commercial team who will be responsible for any launch of our Neulasta biosimilar formerly held positions at Amgen.  Our board of directors and scientific advisory board include members that were former employees of Genentech, Amgen and Abbott Laboratories. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI BioPharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On April 21, 2017, Amgen filed a First Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract.  As to defendant Weiser, the First Amended Complaint also alleges (i) breach of contract, (ii) violation of Penal Code Section 502 and (iii) breach of duty of loyalty.  The First Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet.

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

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions. As a result, the patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries for many reasons. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Our patents and patent applications, even if they are unchallenged, may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents, we have filed a number of patents covering our own proprietary formulations and processes for our product candidates when we have believed securing such patents may afford a competitive advantage. For example, the companies that originated Enbrel and Humira (Amgen and AbbVie, respectively) own patents directed to formulations for these products.  We have developed our own proprietary formulations for these products.  We have filed patent applications covering formulations for these products, some of which have now issued in the U.S.: 9,393,305; 9,770,510; 9,302,002; 9,662,396; 9,340,611; 9,682,145; 9,707,293; 9,340,612; 9,789,185 (17-Oct-2017); 9,782,479 (10-Oct-2017); 9,346,880; 9,757,454; 9,382,317; 9,770,507; 9,731,008; 9,737,600; 9,782,480 (10-Oct-2017); 9,724,415; 9,731,009; and 9,724,414, and others of which are currently pending in the U.S. and globally. We cannot guarantee that our proprietary formulations will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary product formulations, it is uncertain whether any of our issued patents or pending patent applications directed to formulations of etanercept (Enbrel) and adalimumab (Humira) would cover the formulations of any competitors.  As in the case of formulations, originators have also filed patents directed to methods for manufacturing their products.  We have filed patent applications, currently pending, both in the U.S. and globally, directed to aspects of our manufacturing processes for CHS-1420 and CHS-0214.  We believe the proprietary technologies embodied in our process-related patent filings may provide us with competitive advantage and are not covered by valid, enforceable intellectual property rights of third party patents, including AbbVie and Amgen.  However, as in the case of our formulation patent filings, it is highly uncertain and we cannot predict whether our patent filings on process enhancements will afford us a competitive advantage against third parties, and we cannot guarantee that the methods we use to manufacture our products will avoid infringement of third party patents.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop CHS-1420 and CHS-0214. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, (the “BPCIA”), created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the United States or could substantially delay such launches.  However, even if we elect not to implement this mechanism, the launch of our products in the United States could still be prevented or substantially delayed by intellectual property disputes with originator companies that market the reference products on which our biosimilar products are based.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we have made, and may make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the Securities and Exchange Commission (“SEC”), which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (together the “PPACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promotes a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the new presidential administration and U.S.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

Due to Russia’s military intervention in Ukraine in March 2014, the United States and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the United States and the E.U. Our wholly owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $19,000 of cash in Russian banks as of September 30, 2017. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis (“MS”). While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the United States and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $10.65 to $38.10 per share during the period from November 6, 2014 through November 3, 2017 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2017, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 50% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2017, there were 57,945,430 shares of common stock outstanding.  Of these shares, the shares of our common stock sold in our IPO and our underwritten follow-on offering and pursuant to our at-the-market equity offering program are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2017, approximately 13.9 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. We reserved for future issuance under the 2016 Plan a total of 1,000,000 share of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Unregistered Sales of Equity Securities

On August 21, 2017, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”). On August 24, 2017, pursuant to the terms of the Purchase Agreement, we sold an aggregate of 6,556,116 shares of common stock (the “Shares”) for aggregate gross proceeds of $75.0 million. The purchase price for each Share was $11.4397, which is 97% of the average of (x) the volume weighted average price for the common stock based on the ten consecutive trading days ending on, and including, August 18, 2017, and (y) the consolidated closing bid price for the common stock on August 18, 2017, on the NASDAQ Global Market.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Temasek. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) no later than 40 days following the initial closing date of August 24, 2017 for purposes of registering the resale of the Shares. We filed the registration statement on September 22, 2017 and it was declared effective with the SEC on October 16, 2017. We also agreed, among other things, to provide Temasek with piggyback registration rights (subject to certain conditions), indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions) incident to our obligations under the Registration Rights Agreement.

The issue and sale of the Shares pursuant to the Purchase Agreement is exempt from registration pursuant to the exemption for  transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended, and Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/13/2014

4.1	Reference is made to Exhibits 3.1 through 3.2

4.2	Form of Common Stock Certificate	S-1/A	4.2	10/24/2014

4.3	Registration Rights Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc and V-Sciences Investments Pte Ltd.	8-K	4.1	8/22/2017

10.1	Stock Purchase Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc and V-Sciences Investments Pte Ltd.	8-K	10.1	8/22/2017

10.2	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (v) Notes to the Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 6, 2017	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)