Form 10-K
period 2017-12-31
Coherus BioSciences, Inc.
filed 2018-03-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2017 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $495.7 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of registrant’s common stock issued and outstanding as of February 28, 2018 was 60,141,557.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

whether our biologics license application (“BLA”) for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate) will be successfully resubmitted and whether the U.S. Food and Drug Administration (“FDA”), will ultimately approve CHS-1701 for commercialization;

•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701, CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);

•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-1420 and CHS-0214;
•	our ability to obtain and maintain regulatory approval of CHS-1701, CHS-1420 and CHS-0214 or our future product candidates;
•	the cost, timing and outcome of litigation involving our product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of CHS-1701, CHS-1420 and CHS-0214 and any other product candidates;
•	the rate and degree of market acceptance of CHS-1701, CHS-1420 and CHS-0214 or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture CHS-1701, CHS-1420 and CHS-0214 in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
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

Overview

We are a late-stage clinical biologics platform company focused on the global biosimilar market. Biosimilars are an emerging class of protein-based therapeutics with high similarity to approved originator products on the basis of various physicochemical and structural properties, as well as safety, purity and potency. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production and clinical-regulatory development.

Our business is organized around therapeutic franchises:

1)

Oncology biosimilar candidate, CHS-1701 for pegfilgrastim (Neulasta®), which has been filed for approval in Europe, and for which we expect to refile a BLA for potential approval in the United States (“U.S.”), with regulatory action expected in both geographies as early as 2018;

2)	Immunology (Anti-TNF) biosimilar candidates, CHS-0214 for etanercept (Enbrel®) and CHS-1420 for adalimumab (Humira®), which have both completed Phase 3 clinical programs;
3)	Ophthalmology biosimilar candidates, CHS-3351 for ranibizumab (Lucentis®) and CHS-2020 for aflibercept (Eylea®), both of which are in development; and
4)	Multiple sclerosis small molecule therapeutic candidate, CHS-131, which completed a Phase 2b proof-of-concept trial in 2016.

Oncology Biosimilar

CHS-1701 stimulates production of granulocytes (a type of white blood cell) in order to promote the body’s ability to fight infections. In March 2015, we initiated a pivotal pharmacokinetic (“PK”) and pharmacodynamic (“PD”) study for CHS-1701 in the U.S. comparing CHS-1701 to Neulasta, for which we reported topline results in October 2015. This study met its primary PD endpoints of absolute neutrophil count (“ANC”). In terms of PK parameters, the study also met bioequivalence for Cmax. The Area Under the Curve (“AUC”) portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study is acceptable to support filing the BLA, we initiated a follow-on PK/PD study in February 2016, which met its primary clinical endpoints in July 2016. In August 2016, we filed a BLA with the FDA, which was accepted by the FDA in October 2016. We received a complete response letter (“CRL”) regarding this BLA from the FDA in June 2017. In May 2015, we initiated an immunogenicity study in healthy volunteers pursuant to this BLA, which was completed in January 2016. As described below, a reanalysis with a more sensitive immunoassay of certain samples as requested by the FDA is ongoing, and the data will be included in our BLA resubmission. We currently plan to resubmit the BLA following a meeting with the FDA that occurred in the middle of the first quarter of 2018 and the execution of any related follow-up work. In October 2016, we filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”), which was accepted by the EMA in November 2016 and we anticipate approval in the second half of 2018. We plan to market this product candidate ourselves in the U.S. and we are seeking to partner for commercialization in Europe.

Anti-TNF Biosimilars

Our first anti-tumor necrosis factor (“anti-TNF”) product candidate, CHS-0214, is an etanercept (Enbrel) biosimilar candidate. We have global rights to CHS-0214, excluding certain Caribbean and Latin American countries, except for Brazil where we retain rights to CHS-0214. We have completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively.

Our second anti-TNF product candidate, CHS-1420, is an adalimumab (Humira) biosimilar candidate, and completed a Phase 3 study in psoriasis patients with top line 12-week data released in August 2016, followed by positive confirmatory results at 24-weeks in January 2017, all to support a planned filing of a marketing application in the U.S. and in the European Union (E.U.) in anticipation of the expiration of certain patents held by AbbVie Inc. (“AbbVie”) in 2022 and 2018, respectively.

We intend to find worldwide commercialization partners for all of our anti-TNF or anti-inflammatory biosimilar candidates.

Ophthalmology Biosimilars

Our preclinical-stage pipeline consists of CHS-3351, a ranibizumab (Lucentis) biosimilar product candidate, and CHS-2020, an aflibercept (Eylea) biosimilar candidate. We have completed cell-line development for our CHS-3351 candidate and clarified our manufacturing, clinical and regulatory path with the FDA. We expect to begin clinical trials for CHS-3351 in 2018.

Overview of the Market Opportunity for Biosimilars

According to Evaluate Pharma, total global annual revenues from the anti-tumor necrosis factor alpha (“anti-TNF-a”), adalimumab, etanercept and pegfilgrastim-based originator products exceeded $32 billion in 2017. We intend to pursue a brand strategy for our biosimilar products that projects high similarity to the originator and positive differentiation from competing biosimilars at a competitive price.

The global market opportunity for biosimilars is emerging as a result of several factors. First, through 2020, 28 “blockbuster” biologics, each with worldwide annual sales in excess of $1 billion, face loss of patent exclusivity in at least one major pharmaceutical market. These products achieved approximately $105 billion in aggregate worldwide sales in 2017. Second, regulatory agencies around the world have responded to these upcoming patent expirations by defining new biosimilar approval pathways. We believe these regulatory initiatives will help streamline the approval process across various international regulatory agencies and encourage growth of the overall biosimilar market. Third, implementation of more stringent cost containment practices on the part of governments and insurers has increased demand for high-quality biosimilars, which we believe will result in substantial market growth over time.

While the potential market opportunity is significant, biosimilar product development poses a number of scientific, regulatory and technical challenges that distinguish it from traditional, small-molecule generic product development. We believe our world-class team of biologic therapeutic developers and renowned scientists gives us the critical capabilities to successfully address the complexities underlying these challenges. Our team includes industry veterans with decades of experience in pioneering biologics companies, such as Amgen Inc. (“Amgen”) and Genentech, Inc. (“Genentech”), where they were responsible for leading, and in some cases establishing, these organizations’ core capabilities in process development, protein manufacturing and analytical research and development as well as sales and marketing. We have also assembled a distinguished scientific advisory board of leading scientists who are acknowledged experts in their respective fields.

Our business model places our internal team at the center of a coordinated development effort in which our senior team of experts focuses on the highly-specialized, strategic and technical aspects of biosimilar development that are core to our business and difficult to replicate. For other aspects of our operations that require greater scale or more capital-intensive investments, we have established a network of relationships with highly-competent external organizations and strategic partnerships that we believe will provide the competitive scale required to address the global biosimilar market opportunity. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. (“KBI Biopharma”) for long-term commercial manufacturing of CHS-1701, and in December 2017, we issued and sold an aggregate of 776,104 shares of common stock to KBI Biopharma, in a private placement transaction for gross consideration of $6.8 million. In addition, our dynamic organization allows us to respond to the rapidly evolving biosimilar landscape.

Our Strategy

Our goal is to become a leading global biosimilar company. The five key elements of our strategy include:

•

Leveraging our platform and internal expertise in process science, molecular biology and protein production, as well as our clinical, regulatory and commercial strategies, to screen and select biosimilar candidates. Our team possesses a deep understanding of the technical advancements that enable the development of biosimilars. We believe we are able to effectively select product candidates using a stringent process that factors in technical feasibility, size of originator products opportunity and market receptivity to biosimilars, as well as other criteria.

•

Advancing our lead programs through clinical development to secure approvals in major markets. We have developed a late-stage clinical pipeline consisting of three product candidates. For CHS-1701, we initially filed for marketing approval in the U.S. in August 2016 and in Europe in October 2016 and anticipate potentially receiving regulatory approvals in both geographies as early as 2018. To support these filings, we successfully completed pivotal PK, PD and immunogenicity studies. For CHS-0214, we initiated our Phase 3 clinical trials in June 2014 to advance CHS-0214 in rheumatoid arthritis and we initiated a second Phase 3 clinical trial in psoriasis in July 2014 to support the planned filing of a marketing application in Europe and Japan. We initiated a Phase 3 clinical trial of CHS-1420 in psoriasis in August 2015 to support the planned filing of a marketing application in the U.S. and the E.U. We attempt to adapt our clinical trials to meet the regulatory requirements of multiple jurisdictions, including the U.S., Europe and Japan, such that one set of pivotal clinical trials may be sufficient for approval in all jurisdictions.

•

Continuing to advance our early-stage product pipeline. We will apply our team’s expertise and our platform to identify and pursue multiple additional biosimilar product opportunities. In addition to our clinical-stage product candidate portfolio, we have identified at least one potential product candidate, CHS-3351, a ranibizumab (Lucentis) biosimilar product candidate that has met our stringent selection criteria, which has entered early development. Our goal is to advance this product candidate into clinical development in 2018. We will continue to evaluate other potential product development candidates to further expand our pipeline.

•

Maximizing the value of our portfolio and pipeline by retaining commercial rights to our products for our oncology and ophthalmology biosimilar candidates in the U.S. and by partnering with leading pharmaceutical companies to commercialize our products in other therapeutic areas. We intend to retain U.S. rights to our oncology and ophthalmology assets while licensing rights in exchange for upfront, cost sharing, milestone and royalty payments for our assets in other therapeutic and geographic areas. We may seek partners for CHS-0214 and CHS-1420 in 2018 in some or all territories, depending on legal and other developments.

•

Attracting and retaining exceptionally capable team members who share our vision of bringing high quality, lower cost biologic therapeutics to patients. We value the experience that has been gained by our veteran team members over the course of decades in the biotechnology industry as essential for execution at all stages of biosimilar product development. We believe that our level of technical expertise is rare, difficult for others to replicate and a basis for screening those who would join our team. We intend to maintain the capabilities that will enable us to realize our vision of expanding patient access to high quality, lower cost biologic therapeutics globally.

Background on Biosimilars

Significant Market Opportunity

According to IQVIA Institute for Human Data Science, the 2016 global biologics market represented over $230 billion in sales, with virtually the entire market composed of branded originator products. Patent expirations for many commercially successful branded biologic products will provide an unprecedented opportunity for cost containment through the introduction of biosimilars. Through 2020, 28 major branded biologic products, all with worldwide annual sales in excess of $1 billion each, face loss of patent exclusivity in at least one major pharmaceutical market. These products achieved approximately $105 billion in aggregate worldwide sales in 2017. We believe this wave of patent expirations will create significant opportunities in the coming years. The following originator products (all of which are “blockbuster” biologics) are facing loss of patent exclusivity in at least one major market through 2020:

Actemra Advate Avastin Avonex Botox Enbrel Epogen	Erbitux Herceptin Humalog Humira Kogenate Lantus Levemir	Lucentis Neulasta Norditropin SimpleXx NovoMix 30 NovoRapid Orencia Pediarix	Rebif Remicade Rituxan Soliris Synagis Tysabri Xolair

Escalating healthcare costs and healthcare reform have been major drivers for the advancement of the biosimilar market. Governments and insurers are in search of mechanisms to contain costs and expand patient access without sacrificing quality of care. Further, governments and private-payors are using an increasing and disproportionate amount of healthcare spending on biologic therapeutics. According to data from Express Scripts, approximately $4 out of every $10 spent on prescription drugs in 2016 in the U.S. is projected to be spent on specialty medications, mostly complex biologics that are only used by 2% of the population. IQVIA Institute for Human Data Science reported in 2017 that revenue related to biologic medicines increased by 70% in the last five years. Compounding the issue is the fact that biologic therapeutic costs are escalating at an increasingly unsustainable rate. Consequently, we believe there is tremendous cost pressure to bring high-quality, lower-priced biologic therapeutics to market. We further believe our products target payor segments having among the highest rates of spending and anticipated spending growth, including inflammation and cancer.

We expect the biosimilar marketplace to have several distinct characteristics as it develops. First, it is likely to become a branded market without significant participation by generic small molecule manufacturers, who are less likely to have the technical, regulatory and clinical expertise required to succeed in this market. Second, the biosimilar markets we expect to target are unlikely to default to interchangeability in the near to medium term, which means the prescription decision will not exclusively reside in the hands of pharmacists or payors but also in the hands of physicians, requiring commercialization efforts to drive sales. We believe that the biosimilar market adoption and penetration rates for each biosimilar will primarily be determined by four key factors: (1) patient criticality (the degree of severity in the patient’s condition), (2) rapidity of feedback on the safety and efficacy of the drug based on the patient response, (3) the physician and patient share influence relative to the payor in the prescribing decision and (4) the prevalence of payor incentives to drive substitution. We believe there will be strong market adoption and penetration for our CHS-1701, CHS-0214 and CHS-1420 biosimilars particularly due to low patient criticality and payor incentives. We believe that the participation of major pharmaceutical firms, including Pfizer, Inc. (“Pfizer”), and Sandoz International GmbH (“Sandoz”), in the biosimilar markets that we are targeting indicates that there will be a relatively small number of biosimilar competitors, pricing stability and favorable market dynamics.

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

Although the sequence of amino acids in a protein is consistently replicated, there are a number of changes that can occur following synthesis that create inherent variability. Chief among these is the glycosylation, or the attachment of sugars to certain amino acids. Most protein-based therapeutics, including all monoclonal antibodies, are glycosylated to some degree. Monoclonal antibodies are identical antibodies that have an affinity for the same antigen and are produced by a specific clone or cell line. The glycosylation of monoclonal antibodies and other protein-based therapeutics can be critical to half-life, efficacy and even safety of the therapeutic and is therefore a key consideration for biosimilarity. Defining and understanding the variability of an originator molecule in order to match its glycosylation profile requires significant skill in cell biology, protein purification and analytical protein chemistry. Furthermore, manufacturing proteins with reliable and consistent glycosylation profiles at scale is challenging and highly dependent on the skill of the cell biologist and process scientist.

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

Accordingly, inherent variation is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. Since the product quality characteristics of originator molecules exist as a range of values rather than as an absolute, as it is the case for small-molecule therapeutic generics, regulators have issued guidelines that require demonstration of biological similarity and functional equivalence. Thus, we believe the ultimate result of protein heterogeneity and complexity is a biosimilar market where only organizations with great technical skill can successfully compete and will do so in a market of relatively few participants and relatively stable prices.

Our Approach

Five Key Steps to Biosimilar Drug Development

We focus our efforts around five key steps of biosimilar development that are designed to provide the analytical, nonclinical and clinical basis to establish biosimilarity and support regulatory approval of our product candidates. We have had meetings with regulatory agencies in several of the major regulated markets to discuss our three most advanced product candidates and the data that will be required to support marketing approval. The outcomes of these discussions have informed our clinical designs, product development and regulatory strategies.

Step 1: Cell Line Development and Manufacturing

The amino acid sequence of the candidate biosimilar molecule must precisely match that of the originator. We validate the amino acid sequence of all candidate biosimilar products prior to developing clones. While all clones are expected to produce proteins with the same primary sequence, it is essential to select clones that produce protein that most closely matches the glycosylation profile of the originator, since such product quality characteristics impact PK, and/or PD, properties as well as safety and efficacy of the molecule. A process to manufacture the desired product must be developed, scaled-up and implemented in a Good Manufacturing Practice (“ GMP”), facility in order to be used in human clinical trials.

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

The AUC is a measure of how much of a drug is in a patient’s system over a given time period. In order to calculate the AUC, the concentration of the drug in blood serum or plasma is plotted over time starting at the time the drug is administered and ending when the last time point is collected (AUC 0-t ) or when the serum or plasma concentration would be below the level of detection or zero (AUC 0- inf ), and then the area under this curve is calculated. To be deemed bioequivalent, regulators require that, for each parameter, the ratio of the originator product and the biosimilar candidate fall within 80% and 125%, with the identical match being at 100%.

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

Development Portfolio

The following chart summarizes key information regarding our current biosimilar product candidates:

Candidate[2]	Originator Product	Status		Coherus Commercial Rights
CHS-1701	pegfilgrastim (Neulasta)	●	Immunogenicity study completed in February 2016. Additional sample analysis per FDA request.	Worldwide, ex-Latin America (except Brazil and Argentina)
		●	Follow-on PK/PD BLA-enabling study met primary endpoints in August 2016
		●	BLA to be resubmitted
		●	Market Authorization Application (MAA) for European approval accepted in November 2016
CHS-0214	etanercept (Enbrel)	●	Phase 3 clinical trials in psoriasis and in rheumatoid arthritis met primary efficacy endpoints in fourth quarter of 2015 and first quarter of 2016, respectively	Worldwide, ex-Latin America (except Brazil)[1]
		●	Completed two bridging Phase 1 studies in October 2016 and completed a relative bioavailability data study of CHS-0214 at two different concentrations
CHS-1420	adalimumab (Humira)	●	Completed Phase 3 clinical study in psoriasis in the fourth quarter of 2016	Worldwide, ex-Latin America (except Brazil)
		●	Completed PK bioequivalence bridging studies with Phase 3 drug material in March 2017
CHS-3351	ranibizumab (Lucentis)	●	Preclinical stage	Worldwide, ex-Latin America (except Brazil)
CHS-2020	aflibercept (Eylea)	●	Preclinical stage	Worldwide, ex-Latin America (except Brazil)

[1]

The therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration.

[2]	We have halted the development of CHS-5217 (bevacizumab (Avastin) biosimilar).

Oncology Biosimilar Product Opportunity

CHS-1701 (Our Pegfilgrastim (Neulasta) Biosimilar Candidate)

Granulocyte colony-stimulating factor (“G-CSF”) is a protein that promotes the survival, proliferation (an increase in the number of cells due to cell growth and cell division) and differentiation of certain types of white blood cells known as neutrophils. Recombinant G-CSF therapies, such as filgrastim (Neupogen) and pegfilgrastim (Neulasta), are commonly used in the prevention of chemotherapy-induced neutropenia in cancer, which is characterized by an abnormally low level of neutrophils and other white blood cells that aid in the defense against infections.

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

Current Development Status and Data

In August 2016, under the 351(k) (biosimilar) pathway, we filed a BLA, which was accepted by the FDA in October 2016. We received a CRL regarding this BLA from the FDA in June 2017. We currently plan to resubmit the BLA for CHS-1701 after we meet with the FDA in the middle of the first quarter of 2018 and the execution of any related follow-up work. In October 2016, we filed a MAA for CHS-1701, which was accepted by the EMA in November 2016. The BLA and MAA submissions are supported by the successful completion of similarity data from analytical, PK, PD and immunogenicity studies comparing CHS-1701 and Neulasta.

Step 1: Cell Line Development and Manufacturing

We confirmed that the amino acid sequence of CHS-1701 is identical to the originator molecule. CHS-1701 is manufactured in E. coli and PEGylation occurs as a subsequent step in the manufacturing process. For PEGylation of CHS-1701, we used the equivalent polyethylene glycol (“PEG”), molecule as Neulasta and established that chemistry and site of attachment of the PEG molecule was the same. In December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma for long-term commercial manufacturing of CHS-1701.

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

Step 3: In Vivo Animal Comparability

With CHS-1701, we have performed two preclinical pharmacology/toxicology studies: a two-week study in rats and a four-week study in monkeys. We performed a two-week rat study to characterize the toxicity and pharmacodynamics of CHS-1701 administered every four days for two weeks, with a recovery period of one week compared to Neulasta. Doses ranged from 0.1 to 1.0 mg/kg. There was no mortality during the study and no systemic signs of toxicity could be attributed to treatment. There were no differences in clinical observations between the control and treated animals. Dose-proportional increases in absolute neutrophil count (“ANC”), and total white blood cell count were observed at all dose levels of CHS-1701. Clinical chemistry findings and mild to moderate splenic enlargement in the CHS-1701-treated animals were consistent with the pharmacological effects of treatment with Neulasta.

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

Step 5: Further Studies Supporting 351(k) BLA Regulatory Filing.

In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and we initiated a pivotal PK/PD study for CHS-1701 under the 351(k) (biosimilar) pathway in the U.S., which completed in October 2015. This study met its primary PD endpoints. In terms of PK parameters, the study also met bioequivalence for C max. The AUC portion of the PK results did not meet bioequivalence due to the presence of a low, anomalous PK profile in the first treatment period Neulasta group. Although this PK/PD study could support the BLA, we initiated a follow-on PK/PD study in the first quarter of 2016 and successfully completed that study in July 2016. This second study, conducted under the 351(k) (biosimilar pathway), met all of its co-primary endpoints for PK, C max and AUC, and for PD, absolute neutrophil count (ANC max and ANC AUC). For both PK and PD endpoints, the 90% confidence intervals for the GMR were well contained within the pre-specified margins of 80% to 125%. This randomized, single-blind, three-sequence, three-period crossover study in healthy subjects assessed PK, PD, and safety (including immunogenicity) of a 6 mg subcutaneous (SC) injection of CHS-1701 compared to 6 mg SC dose of Neulasta. A total of 122 healthy volunteer subjects were randomized to one of three treatment sequences, each with three treatments (Neulasta/Neulasta/CHS-1701 or CHS-1701/Neulasta/Neulasta or Neulasta/CHS-1701/Neulasta). Subject inclusion criteria, procedures and study design, as well as other measures, reflected modifications addressing findings in the previous PK/PD study under the 351(k) (biosimilar) pathway, successfully decreasing subject variability and eliminating the extreme subject outliers previously observed.

In May 2015, we initiated an immunogenicity study in healthy volunteers pursuant to this BLA, which was completed in January 2016.

We filed the BLA in August 2016, which was accepted by the FDA in October 2016. We received a CRL regarding this BLA from the FDA in June 2017. The CRL included a FDA request for the reanalysis of a subset of subject samples using a revised immunogenicity assay. The CRL also requested certain additional manufacturing related process information. The FDA did not request a clinical study to be performed on oncology patients. Additionally, the CRL did not indicate that additional qualification lots would be required and the FDA did not raise any concerns over the GMP status of CHS-1701 bulk manufacturing and fill-finish vendors in the CRL.

Immunology (Anti-TNF) Product Opportunity

Tumor necrosis factor (“TNF”) belongs to a family of soluble protein mediators (“cytokines”) that play an important role in disease progression across a number of inflammatory and chronic conditions, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s Disease, psoriasis and ulcerative colitis. Cytokines, such as TNF, are substances produced by cells in the body that can cause a biological effect on other cells in the body. TNF is generally understood as the “master regulator” of the body’s immune response and is the key initiator of immune-mediated inflammation in multiple organ systems. Several biologic agents have been developed that inhibit the inflammatory activity of TNF in the context of these diseases, which are collectively referred to as the anti-TNF class of therapeutics. Anti-TNF products with significant global sales include adalimumab (Humira), etanercept (Enbrel), infliximab (Remicade), golimumab (Simponi) and certolizumab pegol injection (Cimzia). These products share a common mechanism of action in that they inhibit TNF, but differ in their dosing schedules as well as the indications for which they are approved. Collectively, these treatments represent a significant revenue opportunity, with projected global sales in excess of $39 billion in 2018.

CHS-0214 (Our Etanercept (Enbrel) Biosimilar Candidate)

Product Overview

Enbrel, the reference product for CHS-0214, is a complex fusion protein that combines the protein for tumor necrosis factor receptor 2 (“TNFR-2”), to another protein (called IgG1 Fc) which enables the fusion protein to attach to cells in the body. The TNFR-2 portion of the fusion protein binds to soluble and cell bound tumor necrosis factors alpha and beta (“TNF-α” and “TNF-ß,” respectively), and inhibits TNF-α and TNF-ß from binding to cell surface proteins that recognize them. Autoimmune diseases are caused by an overactive immune response. Enbrel treats these diseases by inhibiting TNF-α, thus inhibiting the inflammatory cytokine cascade, which is a sequence of events in the body, caused by cytokines, leading to inflammation in a tissue or organ.

Enbrel has been approved by the EMA and the FDA for the treatment of the following indications:

•	rheumatoid arthritis;
•	juvenile idiopathic arthritis;
•	psoriatic arthritis;
•	ankylosing spondylitis; and
•	plaque psoriasis.

Enbrel has been approved by the Japanese Pharmaceutical and Medical Devices Agency (PMDA) for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis; and
•	juvenile idiopathic arthritis.

In 2018, sales of Enbrel are projected to exceed approximately $7.4 billion worldwide, of which $4.8 billion are expected to be generated in the U.S. We developed CHS-0214 for U.S., Europe and Japan. We have licensed CHS-0214 to Orox for certain Caribbean and Latin American countries.

The expiration of certain originator patents pertaining to Enbrel and Humira in major markets offers us a potential near-term opportunity to introduce biosimilar competitors in these markets. Specifically, we believe we are not precluded by the originator’s patents from introducing an Enbrel biosimilar candidate in Europe or Japan. In the case of Humira, we do not believe originator patents would preclude us from introducing a biosimilar in the U.S. after August 2022, in Europe after October 2018 and in Japan after August 2018 (for rheumatoid arthritis) or May 2020 (for psoriasis). We intend to find commercial partners to compete in these markets.

Additionally, we filed petitions for Inter Partes Review (“IPR”) in the U.S. Patent and Trademark Office (“USPTO”) seeking invalidation of U.S. Patents 8,163,522 (“ ‘522 patent”) and 8,063,182, (“ ‘182 patent”), which are generally directed to the etanercept protein, the pharmaceutically active component of Enbrel, and, assuming their validity and enforceability, provide market exclusivity for the Enbrel originator molecule until 2029. We expect the Patent Trial and Appeal Board of the USPTO (“PTAB”) to enter decisions on whether to institute these two IPRs by March 13, 2018 (for the ‘522 patent) and by March 15, 2018 (for the ‘182 patent).

Current Development Status and Data

We have successfully advanced CHS-0214 through steps 1 through 5 of biosimilar drug development. Our pivotal Phase 1 human PK/PD study was conducted in the U.S. We evaluated CHS-0214 in two randomized Phase 3 clinical trials in patients with psoriasis and in patients with rheumatoid arthritis, both of which met their primary endpoints in November 2015 and January 2016, respectively. Although we could file a European marketing application for CHS-0214, subject to legal developments, we intend to prioritize approval and commercialization in the U.S. as we believe it is a more economically attractive market. If approved, we believe we will be able to extrapolate the data from our trials in rheumatoid arthritis and psoriasis to gain approval for CHS-0214 in all the indications included in the label for Enbrel.

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-0214 and confirmed that it is identical to the reference product, Enbrel. We established Master Cell Banks (“MCBs”), and Working Cell Banks (“WCBs”), and produced toxicology materials in the third quarter of 2012 and Phase 1 study materials at a U.S. contract manufacturing organization (“CMO”). We then transferred the manufacturing process to a European CMO for Phase 3 clinical trial supply and to another European CMO for subsequent commercialization.

Step 2: Analytical Characterization and In Vitro Comparability

We demonstrated CHS-0214 similarity to Enbrel with respect to key physicochemical properties that determine PK/PD, safety and efficacy using a broad spectrum of analytical methods. Through in vitro receptor binding studies, including Fc receptors, complement (C1q) and Fc-mediated functional activities (i.e., antibody-dependent cell-mediated cytotoxicity (“ADCC”), and complement-dependent cytotoxicity (“CDC”), we have shown CHS-0214 to have highly similar pharmacological activity to Enbrel. ADCC and CDC refer to biological mechanisms of immune system defense, which facilitate the body’s ability to use its immune system to target and destroy a given target cell. Comparing the effects of CHS-0214 and Enbrel on these mechanisms provides us a basis for determining how similar CHS-0214 is to Enbrel in terms of pharmacological activity.

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

Due to the change in the manufacturing location from the U.S. to the E.U., we conducted an additional Phase 1 PK similarity study comparing CHS-0214 to one lot of Enbrel manufactured in Europe, which met its primary endpoint in April 2015. The design of this study was a single-dose, cross-over study similar to the one described above.

In 2016, we initiated a Phase 1 PK bioequivalence study comparing E.U. Enbrel to CHS-0214 produced under a new process and also initiated a Phase 1 PK comparability study comparing CHS-0214 produced under a new process and CHS-0214 under a former process and used in the two Phase 3 trials. We completed these two studies in October 2016. The Phase 1 PK bioequivalence study achieved the primary PK bioequivalence endpoint. The Phase 1 PK comparability study provided additional relative bioavailability data for CHS-0214.

Step 5: Phase 3 Confirmatory Safety and Efficacy Clinical Trials

We announced the dosing of the first patient in a Phase 3 rheumatoid arthritis clinical trial in June 2014, and subsequently initiated a separate Phase 3 clinical trial in psoriasis in July 2014. The design of each Phase 3 clinical trial incorporated guidance from regulatory agencies regarding key study parameters.

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

The Phase 3 clinical trial in psoriasis was designed as a double-blind, parallel group, multi-center study in patients with active psoriasis. This trial enrolled 521 patients who were randomized 1:1 to CHS-0214 or Enbrel, 50 mg administered subcutaneously twice weekly for the first 12 weeks, switching to once weekly and continuing in the same treatment arms for an additional 40 weeks, which included four weeks of follow-up. In November 2015, this trial met its primary efficacy endpoint of mean percent change in Psoriasis Area and Severity Index (“PASI”), from baseline and the proportion of subjects achieving a 75% improvement in the PASI from baseline (“PASI-75”), scores at 12 weeks.

In July 2015, we initiated an open-label, safety extension study (“OLSES”) evaluating the longer-term safety and durability of response of subjects who completed 48 weeks in the confirmatory safety and efficacy Phase 3 trials of CHS-0214 in patients with rheumatoid arthritis and psoriasis. We enrolled 359 subjects in this study, which completed treatment in October 2017.

CHS-1420 (Our Adalimumab (Humira) Biosimilar Candidate)

Product Overview

Humira, which is the reference product (“originator”) for CHS-1420, is a monoclonal antibody that can bind to a substance in the body known as tumor necrosis factor (“TNF”), thereby inhibiting the known effect of this substance as a potent mediator of inflammation. Humira thus provides a therapeutic benefit for treatment of various inflammatory diseases characterized by increased production of TNF in the body. However, it has also been demonstrated that Humira can bind to receptors on white blood cells, which may lessen the ability of the body’s immune system to fight infection.

Humira has been approved by the EMA and the FDA for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis;
•	juvenile idiopathic arthritis;
•	psoriatic arthritis;
•	ankylosing spondylitis;
•	Crohn’s Disease;
•	hidradenitis suppuritiva;
•	uveitis;
•	ulcerative colitis; and
•	plaque psoriasis.

Humira has been approved by the PMDA for the treatment of the following indications only when conventional therapies are not sufficiently effective:

•	rheumatoid arthritis;
•	psoriatic arthritis;
•	psoriasis; and
•	Behçet’s Disease.

Worldwide sales of Humira are projected to exceed $20 billion in 2018, with about $14 billion in the US and $4.2 billion in Europe, the two primary regions in which we plan to focus our commercialization efforts. CHS-1420 will target a large global anti-TNF market, including but not limited to the worldwide market for the originator product, Humira. According to Evaluate Pharma, in 2018, sales of Humira and Enbrel worldwide are projected to exceed $28 billion.

Current Development Status and Data

We have successfully advanced CHS-1420 through steps 1 through 5 of biosimilar drug development. In August 2014, we completed a pivotal Phase 1 PK/PD study comparing CHS-1420 to Humira in healthy volunteers. This Phase 1 PK study met the primary endpoint and demonstrated bioequivalence for all prospectively defined endpoints and was conducted under an IND application in the U.S. In August 2015, we initiated a Phase 3 clinical trial in psoriasis and announced positive 12-week data from that trial in August 2016, followed by confirmatory positive 24-week results in January 2017 to support the planned filing of a marketing application in the U.S. and the E.U. in 2018 or beyond in anticipation of the expiration of certain key AbbVie patents in 2022 and 2018. We completed a Phase 1 PK bridging study comparing our Phase 3 material to U.S. manufactured Humira in March 2017. In January 2017, we initiated a PK study bridging to E.U. manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We reached concurrence with regulatory authorities in the U.S. and Europe with the objective of designing a harmonized global Phase 3 program to support registration in these territories. If approved, we believe we will be able to extrapolate the data from our trial in psoriasis to gain approval for CHS-1420 in all the indications included in the label for Humira.

Step 1: Cell Line Development and Manufacturing

As with all our molecules, we matched the amino acid sequence of CHS-1420 to the originator molecule (adalimumab) prior to development and demonstrated it to be identical. We established Master Cell Banks (“MCBs”), and Working Cell Banks (“WCBs”), and transferred the manufacturing process to a U.S. CMO for manufacturing of Phase 1 study and Phase 3 clinical trial supplies.

Step 2: Analytical Characterization and In Vitro Comparability

We characterized CHS-1420 and Humira using a multi-dimensional analytical study, demonstrating a high degree of similarity between CHS-1420 and Humira. Through extensive biochemical, biophysical and biological analysis we have shown that CHS-1420 has a structure and in vitro activity similar to that of Humira with respect to primary sequence (the linear sequence of the amino acids in the protein), protein folding (the structure of the protein in three dimensions, which is critical to its biological function) and charge profiles (the overall electrical charge characteristic of the protein resulting from the electrical charges of its constituent amino acids), as well as the protein’s glycosylation profile and potency.

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

Step 4: Pivotal Phase 1 Human Pharmacokinetic and Pharmacodynamic Study

In April 2014, we initiated a Phase 1 pivotal PK study in healthy adult volunteers. This is a single dose, double-blind parallel group study designed to demonstrate bioequivalence between CHS-1420 and Humira. A secondary objective was to assess the safety and tolerability of CHS-1420 in this population. The study has been successfully completed and met the primary endpoint and demonstrated bioequivalence with respect to the three prospectively defined PK endpoints. CHS-1420 and Humira were both well tolerated in this single-dose study in healthy adult volunteers.

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

Ophthalmology Product Opportunity

CHS-3351 (Our Ranibizumab (Lucentis) Biosimilar Candidate)

Lucentis is a monoclonal antibody fragment (“Fab”) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It is an anti-angiogenic that has been first approved to treat age-related wet macular degeneration, (“AMD”). Like bevacizumab Lucentis blocks angiogenesis by inhibiting VEGF-A.

According to Evaluate Pharma, Lucentis achieved approximately $3.3 billion in worldwide sales in 2017, and is expected to decrease to approximately $2.8 billion in 2020, when the composition of matter patent on ranibizumab expires in the U.S. We selected Lucentis as the biosimilar development target for our biosimilar, CHS-3351, to leverage the analytics deployed on bevacizumab and because we could address a concentrated market where we believe we can focus resources and establish a therapeutic franchise.

Lucentis has been approved by the FDA for the treatment of the following indications:

•	Neovascular (wet) age-related macular degeneration;
•	Macular edema following retinal vein occlusion;
•	Diabetic macular edema;
•	Diabetic retinopathy; and
•	Myopic choroidal neovascularization.

Current Development Status and Data

Step 1: Cell Line Development and Manufacturing

We have identified the amino acid sequence of CHS-3351 and confirmed that it is identical to the reference product, Lucentis. We are currently establishing Master Cell Banks (“MCBs”), as well as Working Cell Banks (“WCBs”). We are currently transferring the manufacturing process to a U.S. CMO for production of material to supply toxicology studies and clinical trials.

CHS-2020 (Our Aflibercept (Eylea) Biosimilar Candidate)

Eylea, the reference product for CHS-2020, is a complex fusion protein that combines the vascular endothelial growth factor (VEGF)-binding portions from the extracellular domains of human VEGF receptors 1 and 2, that are fused to the Fc portion of the human IgG1 immunoglobulin and binds to circulating VEGFs.

According to Evaluate Pharma, Eylea achieved approximately $6.2 billion in worldwide sales in 2017, and is expected to increase to approximately $7.0 billion in 2022 worldwide, when it loses market exclusivity in the U.S. We selected Eylea as the biosimilar development target for our biosimilar, CHS-2020, because we could address a concentrated market where we believe we can focus resources and establish a therapeutic franchise.

Eylea has been approved by the FDA for the treatment of the following indications:

•	Neovascular (wet) age-related macular degeneration;
•	Macular edema following retinal vein occlusion; and
•	Diabetic retinopathy.

Early-Stage Biosimilar Pipeline

We are continuously performing product opportunity reviews of additional biosimilar pipeline candidates in conjunction with our scientific advisory board and we plan to submit one or two new investigational new drug (IND) applications per year.

Small Molecule Therapeutic Candidate in Development

CHS-131 is a novel, first-in-class, well-tolerated, once-daily oral drug candidate for multiple sclerosis (MS) patients, which has anti-inflammatory activity in the central nervous system (CNS) and crosses the blood-brain barrier. In June 2016, we announced that a study with CHS-131 in treatment-naïve, relapsing remitting multiple sclerosis (RRMS) subjects demonstrated approximately a 50% decrease in the incidence of new contrast-enhancing (CE) lesions over six months when compared to placebo. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral multiple MS therapies. This Phase 2b trial was a randomized, double-blind, placebo-controlled clinical study that evaluated the efficacy, safety and tolerability of two orally administered doses (3 mg and 1 mg daily) of CHS-131 against placebo for six months in 227 subjects with RRMS. The primary endpoint of the trial was the reduction in the cumulative number of total CE lesions determined by magnetic resonance imaging (MRI) from baseline to week 24 of study treatment, a standard endpoint for Phase 2 trials in RRMS. Subjects were assessed clinically and by MRI monthly for six months. All MRIs were read in a blinded fashion at a U.S. imaging center. Patients on CHS-131 experienced a statistically significant reduction in CE lesions that was dose dependent, with the 3 mg dose resulting in a 52% reduction in CE lesions with a p-value of 0.003 compared to placebo. We are currently completing additional animal studies on CHS-131 to further elucidate the mechanism of action. Further, we completed a study of drug-derived metabolites, which we believe will help support long-term Phase 3 dosing paradigms. We are exploring potential out-licensing opportunities for this asset.

Sales and Marketing

Our strategy entails licensing our oncology product rights outside of the U.S. to commercially proficient entities, while retaining U.S. rights to commercialization. Because the sales call points for our clinical stage oncology asset (CHS-1701) in the U.S. are highly concentrated and addressable by a relatively small commercial organization, the preservation of U.S. rights allows us the flexibility to cost effectively build our own commercial capability.

For our other biosimilar and small molecule drug candidates (CHS-0214, CHS-1420, CHS-3351, CHS-2020 and CHS-131), we seek to license rights regionally or globally to commercially proficient partners.

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

CHS-1701 may face competition from Amgen (which holds rights to Neulasta, the reference product of CHS-1701), Sandoz, Apotex Inc. (“Apotex”), Pfizer and Mylan N.V. (“Mylan”).

CHS-0214 may compete with products developed by Pfizer, (which holds ex-North America rights to Enbrel, the reference product of CHS-0214), Sandoz (which has a biosimilar to Enbrel (ErelziTM) approved in the U.S. and in the E.U.), Samsung Bioepis Co Ltd. (“Samsung Bioepis”), which has an EMA-approved biosimilar to Enbrel (BenepaliTM), and LG Chem, Ltd. (“LG”).

CHS-1420 may face competition from AbbVie (the holder of rights to Humira, the reference product of CHS-1420), Amgen (which has a biosimilar to Humira (AmjevitaTM) approved in the U.S. and (AmgevitaTM / SolymbicTM) approved in the E.U.), Sandoz, Samsung Bioepis (which has a biosimilar to Humira (ImraldiTM) approved in the E.U.), Pfizer, Mylan, Momenta Pharmaceuticals, Inc. (“Momenta”), Fujifilm Kyowa Kirin Biologics Co., Ltd (“Fujifilm”), and Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (which has a biosimilar to Humira (CyltezoTM) approved in the U.S. and E.U.).

CHS-3351 may face competition from Genentech USA, Inc. (the holder of rights to Lucentis, the reference product of CHS-3351), as well as Pfenex Inc., Samsung Bioepis, and Formycon AG, companies that have each disclosed development plans for a Lucentis biosimilar candidate.

CHS-2020 may face competition from Regeneron Pharmaceuticals, Inc. (the holder of rights to Eylea, the reference product of CHS-2020), as well as Momenta Pharmaceuticals, Inc. and Formycon AG, companies that have each disclosed development plans for an Eylea biosimilar candidate.

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

Collaboration and License Agreements

License Agreement with Daiichi Sankyo Company, Limited

In January 2012, we entered into a license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) for the development and commercialization of certain biosimilar products in certain territories (the “Daiichi Sankyo Agreement”). We granted to Daiichi Sankyo an exclusive, royalty-bearing license to develop, commercialize and use biosimilar versions of etanercept (Enbrel) and rituximab (Rituxan) for the treatment of human diseases and conditions in Japan, Taiwan and South Korea. Daiichi Sankyo had an option, exercisable only within a certain time period, to obtain an exclusive license to develop and commercialize certain biosimilar products in China. Daiichi Sankyo also had an option, exercisable at any time during the term of the agreement, to obtain a license to manufacture licensed products to support development and commercialization of licensed products in the licensed territory, on a product-by-product basis. Under the Daiichi Sankyo Agreement, we received an upfront payment in cash of $10.0 million and $20.0 million in the form of an equity investment and multiple payments under the memoranda of understanding.

In May 2012, Daiichi Sankyo terminated its licensed rights, solely as to CHS-0214, our etanercept biosimilar candidate, in Taiwan and South Korea. In August 2012, Daiichi Sankyo declined its right to expand the territory to include China. In July 2014, Daiichi Sankyo terminated all of its licensed rights to a biosimilar rituximab product. In July 2017, Daiichi Sankyo announced its decision, which we accepted, to discontinue development of CHS-0214 in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. As a result, we regained the rights to develop and commercialize CHS-0214 in Japan. In August 2017, we entered into a letter of agreement with Daiichi Sankyo to terminate the Daiichi Sankyo Agreement, including any and all memoranda of understanding and other agreements executed between the parties relating to CHS-0214.

License Agreement with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH

We entered into a license agreement in August 2013 and two subsequent amendments thereto with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH, collectively Baxalta (then Baxter International, Inc., part of Shire plc (“Shire”), as of June 2016), to develop and commercialize an etanercept biosimilar molecule, CHS-0214, worldwide, excluding the U.S., Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (as amended, the “Baxalta Agreement”). On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta. Under the Baxalta, Agreement, we received an upfront payment of $30.0 million and were eligible to receive up to $335.3 million in contingent payments, of which we actually received $215.3 million. Upon the termination of the Baxalta Agreement, we regained from Shire all development and commercial rights previously licensed under the Baxalta Agreement.

Distribution Agreement with Orox Pharmaceuticals B.V.

In December 2012, we entered into a distribution agreement with Orox Pharmaceuticals B.V. (“Orox”), for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta). Under this agreement, we granted to Orox an exclusive license to commercialize the products for the treatment of human diseases and conditions in certain Caribbean and Latin American countries. Under this agreement, Orox has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox.

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

License Agreements with Selexis SA

In April 2011 and June 2012, we entered into license agreements with Selexis SA (“Selexis”), under which Selexis granted to us royalty-bearing, non-exclusive, sublicensable licenses under Selexis’s intellectual property rights to manufacture, use and commercialize two of our biosimilar products using Selexis cell lines. In consideration for the rights granted to us under the agreements, we made cash upfront payments to Selexis and are required to make payments based upon the achievement of certain development, regulatory and commercial milestones for such biosimilar products, totaling up to €210,000 for each of the two products, or a total aggregate amount of €420,000. In addition, we are also required to pay a royalty as a percentage of revenue on a product-by-product and country-by-country basis in the low-single digits.

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

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties. Additionally, our commercial success may depend on our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, filing U.S. and international patent applications on these technologies, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

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

In the normal course of business, we pursue patent protection for inventions related to our product candidates. We own a patent portfolio of eighteen patent families related to our biosimilar product candidates, each of which includes United States patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. Our patent portfolio includes issued or pending claims directed to: formulations for CHS-0214 and CHS-1420; methods of manufacturing biological proteins, including CHS-0214 and CHS-1420; and drug products including their methods of use and methods of manufacture.

We have a non-exclusive license from Genentech under two U.S. patents, which are commonly known as the “Cabilly” patents. The Cabilly patents cover key steps of therapeutic antibody manufacturing methods. One of the Cabilly patent covers a process for producing an immunoglobulin molecule (Ig) in a single host cell; the second Cabilly patent covers a method for making an antibody heavy chain and antibody light chain in a recombinant host cell. Both licensed patents are expected to expire in December 2018. Because we do not anticipate having to rely on the process and method covered by the Cabilly patents prior to December 2018, we anticipate that the licensed patents will expire before any financial obligations arise.

We do not know whether any of our pending patent applications described above will result in the issuance of any patents or whether the rights granted under any patents issuing from these applications will prevent any of our competitors from marketing similar products that may be competitive with our own. Moreover, even if we do obtain issued patents, they will not guarantee us the right to use our patented technology for commercialization of our product candidates. Third parties may have blocking patents that could prevent us from commercializing our own products, even if our products use or embody our own, patented inventions.

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

In a merger completed February 12, 2014, we acquired InteKrin Therapeutics Inc. (“InteKrin”) and its small molecule peroxisome proliferator-activated receptor gamma (“PPAR gamma”) agonist, CHS-131, which is being developed for the treatment of MS.

InteKrin has an exclusive license from Amgen to a portfolio of four patent families related to CHS-131, each of which includes U.S. patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. The licensed patent portfolio includes issued or pending claims directed to PPAR gamma modulating molecules and therapeutic product compositions that are expected to expire in 2020 and 2021, as well as certain salt forms and polymorphic forms of PPAR gamma modulating molecules that are expected to expire in 2024 (with possible Hatch-Waxman patent term extension). Additionally, InteKrin and Coherus own a portfolio of eight patent families related to CHS-131, each of which includes U.S. patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. This patent portfolio includes issued or pending claims directed to PPAR gamma agonist pharmaceutical compositions, and methods of treating disorders including diabetes, multiple sclerosis, and non-alcoholic fatty liver disease or lipodystrophy. These patents and patent applications, if granted, are expected to expire in 2031, 2034 and 2036.

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

FDA Approval Process

All of our current product candidates are subject to regulation in the U.S. by the FDA as biological products (“biologics”). The FDA subjects biologics to extensive pre- and post-market regulation. The Public Health Service Act (“PHSA”), the Federal Food, Drug and Cosmetic Act (“FFDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

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

The process required by the FDA before a new biologic may be marketed in the U.S. is long, expensive and inherently uncertain. Biologics development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug (“IND”) application, which must become effective before clinical testing may commence and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. An IND is a request for authorization from the FDA to administer an investigational new product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies, although the IND must also include the results of preclinical testing and animal testing assessing the toxicology, PK, pharmacology and PD characteristics of the product along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients with the condition under investigation, all under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”), for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval.

Abbreviated Licensure Pathway of Biological Products as Biosimilar under 351(k)

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to a FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. Thus, under the 351(k) (biosimilar) approval pathway, an application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
•	animal studies (including the assessment of toxicity); and
•

two clinical study phases: first, a clinical study or studies (generally termed “Phase 1”) that demonstrate the PK similarity (e.g. bioequivalence study) of the proposed biosimilar to the originator molecule, and second, a clinical study or studies (generally termed “Phase 3”) that demonstrate the safety (including immunogenicity), purity and that potency is statistically not inferior to that of the originator in one or more conditions for which the reference product is licensed and intended to be used.

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

Biosimilarity is defined to mean that the proposed biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, biosimilar may also be determined to be “interchangeable” with the reference products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

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

The submission of an application via the 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are incomplete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Amendment of 2017 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies to demonstrate such biosimilarity under section 351(k) or submit a BLA for licensure as a new biological product under section 351(a) of the PHSA. For example, the potential for different regulatory outcomes depending on the selected approval pathway has been illustrated in connection with our development program for CHS-1701. At the outset of our development effort for this product candidate, we elected to proceed under the 351(a) (novel biologic) approval pathway. However, although our Phase 1 PK/PD trial for CHS-1701 met its primary endpoint and was supportive for purposes of pursuing the 351(a) (novel biologic) approval pathway (which does not require bioequivalence to the originator drug), the trial did not establish bioequivalence to Neulasta sufficient as would support the 351(k) (biosimilar) approval pathway. In March 2015, we received written feedback from the FDA on our development plan for CHS-1701 and completed two PK/PD studies in support of the 351(k) (biosimilar) pathway and received acceptance of our BLA for CHS-1701 in October 2016.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a sufficiently rare disease or condition, or an orphan drug, may be entitled to seven years of exclusivity under section 360cc of the FFDCA, in which case no product that is biosimilar to the reference product may be approved until either the end of the 12-year period provided under §351(k) or the end of the seven year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block §351(k) applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA. The FDA also may require post-market testing, including Phase 4 testing, risk evaluation and mitigation strategies (“REMS”), and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to cGMPs after approval. Biologics manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, request product recalls or impose marketing restrictions through labeling changes or product removals if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

Other Healthcare Laws and Compliance Requirements

We are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), among other things, amends the intent requirement of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The PPACA, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Some states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require manufacturers to report information related to payments and other transfers of value to healthcare providers and institutions as well as marketing expenditures and pricing information.

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

The Centers for Medicare & Medicaid Services (“CMS”) issued a proposed Medicare Part B rule in the third quarter of 2015 on biosimilar payment and coding, which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the average sales price (“ASP”) of all biosimilar products that reference a common biological product’s license application. However, on November 2, 2017, CMS adopted a final policy to no longer group biological products with a common reference product into the same code, effective January 1, 2018.

Healthcare Reform

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act subjects biologic products to potential competition by lower‑cost biosimilars; increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; and addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of December 31, 2017, we had 122 employees, including a total of 26 employees with M.D. or Ph.D. degrees. Within our workforce, 79 employees are engaged in research and development and 43 in business development, finance, legal, human resources, facilities, information technology and general management and administration.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the U.S. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part I, Item 1A “Risk Factors” and Part II, Item 6 “Selected Financial Data.”

We were incorporated in Delaware in September 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The Nasdaq Global Market under the symbol “CHRS.”

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find on our website at http://www.coherus.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $238.3 million, $127.8 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $775.5 million.

We have devoted substantially all of our financial resources to identify and develop our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo. In September 2016, we regained development and commercial rights for CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. In July 2017, we regained the development rights for CHS-0214 in Japan as a result of the termination of the Daiichi Sankyo Agreement due to Daiichi Sankyo’s decision to discontinue the development of CHS-0214 in Japan. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for CHS-1701 was accepted by the FDA in October 2016 and we received a CRL from the FDA in June 2017. Our MAA for CHS-1701 was accepted by the EMA in November 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS-2020 (our afilbercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

We expect to continue to incur significant expenses and sustained operating losses for the foreseeable future. Our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	continue our nonclinical and clinical development of our product candidates;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and IPR proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, we have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate meaningful revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We cannot predict when we will begin generating revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

•	obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with collaboration partners or distributors;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	attracting, hiring and retaining qualified personnel;
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

As of December 31, 2017, our cash, cash equivalents and investments in marketable securities were $126.9 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. Whereas CHS-1701 and CHS-0214 have completed clinical development, CHS-1420 is still completing several clinical trials. We have not yet initiated clinical trials for CHS-3351.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the European Union (“E.U.”), and in additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and the regulatory approval requirements for biosimilars are evolving. If we and our collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. by the EMA and EEA Competent Authorities in the European Economic Area (“EEA”), and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any existing or future collaboration partners are permitted to market our product candidates in the U.S. until we and our collaboration partners receive approval from the FDA, or in the EEA until we and our collaboration partners receive E.U. Commission or EEA Competent Authority approvals.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA, a biosimilar product application under the 351(k) pathway of the Public Health Service Act (“PHSA”), a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the U.S., the EEA or elsewhere;

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe and in the U.S. for the full originator label but received a much narrower originator label when initially approved in Canada. That infliximab biosimilar only received full label extension in Canada in 2016 after providing additional clinical data. A similar outcome could occur with respect to one or more of our product candidates and there is no guarantee that our product candidates will receive a full originator label even after the provision of additional clinical data.

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

•	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
•	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates being greater than we anticipate;
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

For example, we altered the manufacturing processes for CHS-0214 and CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business. In March 2017, we completed a clinical PK bioequivalence study comparing CHS-1420 to U.S. manufactured Humira. In August 2017, we completed a clinical PK bioequivalence study comparing CHS-1420 to European manufactured Humira.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

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

U.S. Regulatory Framework for Biosimilars

We and our collaboration partners intend to pursue market authorization globally. In the U.S., an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act (“PHSA”). Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

Biosimilar products may also be subject to extensive originator-controlled patent portfolios and patent infringement litigation, which may delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with 12 years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and remain subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be interpreted and implemented, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDCA. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Regulatory Framework for Biosimilars Outside the U.S.

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

Other regions, including Canada, Japan and Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also some areas of non-overlap. Additionally, we cannot predict whether countries that we may wish to market in, which do not yet have an established or tested regulatory framework could decide to issue regulations or guidance and/or adopt a more conservative viewpoint than other regions. Therefore, it is possible that even if we obtain agreement from one health authority to an accelerated or optimized development plan, we will need to defer to the most conservative view to ensure global harmonization of the development plan. Also, for regions where regulatory authorities do not yet have sufficient experience in the review and approval of a biosimilar product, these authorities may rely on the approval from another region (e.g., the U.S. or the E.U.), which could delay our approval in that region. Finally, it is possible that some countries will not approve a biosimilar without clinical data from their population and/or may require that the biosimilar product be manufactured within their region.

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

The concept of “interchangeability” is important because, in the U.S. for example, the first biosimilar determined to be interchangeable with a particular reference, or originator, product for any condition of use is eligible for a period of market exclusivity that delays a FDA determination that a second or subsequent biosimilar product is interchangeable with that originator product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). Thus, a determination that another company’s product is interchangeable with the originator biologic before we obtain approval of our corresponding biosimilar product candidates may delay the potential determination that our products are interchangeable with the originator product, which could materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

Failure to obtain regulatory approval in any targeted regulatory jurisdiction would prevent us from marketing our products to a larger patient population and reduce our commercial opportunities.

We have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we intend to market our biosimilar products in the U.S. and Europe on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. If we obtain regulatory approval for our pegfilgrastim (Neulasta) biosimilar product, CHS-1701, and any future oncology biosimilar candidates, we intend to market such biosimilar product candidates in the U.S. and may seek to partner commercially all oncology biosimilars outside the U.S. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

In order to market our products in the E.U., the U.S. and other jurisdictions, we and our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the centralized procedure for the regulation and approval of human medicines. This procedure results in a single marketing authorization that is valid in all E.U. countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the U.S. or in any market outside the U.S. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

CHS-1701, our pegfilgrastim (Neulasta) biosimilar candidate, may not be approved in a timely manner or at all by regulatory agencies. Even if CHS-1701 is approved by the FDA or the EMA, we may be delayed in selling CHS-1701 due to direct or indirect legal challenges.

We submitted a BLA for CHS-1701 in August 2016. In June 2017, the FDA issued a CRL in response to our BLA for CHS-1701. The letter identified certain issues, including a request for a reanalysis of a subset of subject samples with a revised immunogenicity assay, and requests for certain additional manufacturing-related process information. Although we intend to address the issues identified in the CRL and currently plan to resubmit the BLA following a meeting with the FDA that occurred in the middle of the first quarter of 2018, there is no guarantee that the FDA will accept our BLA resubmission. Even if the FDA accepts our resubmission of the BLA for CHS-1701, there is no guarantee that the FDA will conclude that the information in such a resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the U.S. for CHS-1701. We may also fail to obtain regulatory approval for CHS-1701 from the EMA in the E.U., where our MAA is currently under review. Additionally, certain factors beyond our control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

Even if CHS-1701 receives marketing approval in the U.S. or the E.U., we may also be subject to direct legal challenges from Amgen, the manufacturer of Neulasta, and we could be delayed or prevented from launching CHS-1701 as a result of court orders or as a result of the time necessary to resolve such challenges. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the U.S. or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of biosimilars, including the PPACA and the BPCIA, which in aggregate may cause a delay in the approval or the commercial launch of CHS-1701.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.

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

As of December 31, 2017, we had 122 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We rely on third parties, and in some cases a single third party, to manufacture nonclinical, clinical and commercial drug supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third party manufacturers to manufacture and supply us with our product candidates for our preclinical and clinical studies as well as to establish commercial supplies of our product candidates. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. Moreover, the availability of contract manufacturing services for protein-based therapeutics is highly variable and there are periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we will plan accordingly and generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside the U.S. Our failure or the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

We are dependent on Orox for the commercialization of our biosimilar product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products, including CHS-1701, CHS-1420 and CHS-0214, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of CHS-1701, also excluding Argentina). We intend to seek commercialization partners for all products in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries). Our license with Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

•

our existing and potential licensees and collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;

•	our existing and potential licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
•

our existing and potential licensees and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners and/or adversely affect perception of us in the business and financial communities; and

•	our existing and potential licensees and collaboration partners may choose to pursue alternative, higher priority programs, which could affect their commitment to us.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. For example, a FDA inspection in the fourth quarter of 2016 of KBI Biopharma, our contract manufacturer for CHS-1701 bulk drug substance, resulted in various form 483 observations. KBI Biopharma submitted corrective actions to the FDA. The FDA completed its review and has stated that the inspection is now closed. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar product candidates, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share or experience limited market potential for our approved biosimilar products or product candidates, and the value of our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

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

Many manufacturers of originator products have increasingly used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

•	settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
•	submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted biosimilar applications;

•	appealing denials of Citizen Petitions in U.S. federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
•	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
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

•	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
•	seeking changes to the U.S. Pharmacopeia, an industry recognized compilation of drug and biologic standards;
•	obtaining new patents covering existing products or processes, which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
•	influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

For example, in 2012, Abbott Laboratories filed a Citizen Petition with the FDA asking the agency to refrain from accepting biosimilar applications under the BPCIA arguing that to approve such applications, without compensation to the originator, would constitute an unconstitutional taking of an originator company’s valuable trade secrets under the Fifth Amendment of the Constitution of the U.S. The FDA rejected Abbott Laboratories’ petition on September 23, 2016. In addition, on April 21, 2017 Apotex Inc. and its subsidiary Apobiologix submitted a Citizen Petition to the FDA asking the agency to require any biosimilar applicant seeking to file a BLA referencing Neulasta to conduct comparative clinical efficacy studies, including PK, PD, and immunogenicity studies, in at least one intended patient population. The FDA dismissed this Citizen Petition in October 2017.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc. (“Apotex”), Sandoz, Amgen, Pfizer Inc. (“Pfizer”), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc. (“Mylan”), Cinfa Biotech S.L., as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), adalimumab (Humira) and etanercept (Enbrel).

For example, we understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the U.S. and that Sandoz received a complete response letter from the FDA at the end of June 2016. We understand that Mylan submitted a Neulasta biosimilar candidate for market approval in the E.U. and in the U.S. and that Biocon Ltd., Mylan’s partner, received a complete response letter from the FDA in October 2017. Also in October 2017, Cinfa Biotech S.L. announced that the EMA accepted for review a marketing authorization application for its pegfilgrastim biosimilar candidate.

Similarly, Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Pfizer completed its Phase 3 program in 2017. Boehringer Ingelheim’s Humira biosimilar was approved in the U.S. in August 2017 and in the E.U. in October 2017, and that Samsung Bioepis’ Humira biosimilar was approved in the E.U. in August 2017. In addition, in September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ etanercept biosimilar (Benepali) for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In June and August 2016, the EMA and FDA, respectively, approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases.

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

We currently have a limited marketing and sales organization. If we are unable to establish full and complete sales and marketing capabilities in jurisdictions for which we choose to retain commercialization rights or if we are unable to enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

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

Because we have limited or no internal capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we have found it necessary to enter into alliances with other companies. For example, in 2012, we entered into a collaboration agreement with Daiichi Sankyo for the development and commercialization of CHS-0214 in Japan. In addition, in 2013, we entered into a collaboration agreement with Baxalta (now part of Shire plc) for the development and commercialization of CHS-0214 in Europe, Brazil and other jurisdictions outside the U.S. In June 2016 and July 2017, we regained development and commercial rights for CHS-0214 from Shire plc and Daiichi Sankyo, respectively. For commercialization of our biosimilar product candidates in certain Caribbean and Latin American countries, we entered into an exclusive distribution arrangement with Orox in 2012.

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

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally or to bring product candidates to market. Failure to bring our product candidates to market will prevent us from generating sales revenue, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates, reduce their competitiveness even if they reach the market and harm our business and operating results.

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

U.S. Adopted Name, and International Nonproprietary Names (“INN”), two important bodies involved in nonproprietary nomenclature, have no policy for the naming of biosimilar product candidates, and products are named on a case-by-case basis. Non-glycosylated proteins can follow the approach established for small molecule generics, which is to retain the same non-proprietary name if it is synthesized by a different route provided the substance is the same. Glycosylated proteins from different sources are given distinct names, as these proteins are expected to differ in their glycosylation profile. The same approach is valid for all other modifications to the protein that can occur in a cell after the cell has made the protein. A system currently under discussion at the World Health Organization that would enable the clear definition of all Similar Biotherapeutic Proteins would include the INN of the reference product in the first part of the name, and some form of biological qualifier that could uniquely identify the substance. Currently, the FDA and the EMA have final authority regarding names in the U.S. and the E.U. respectively, and it is unclear how they will handle nonproprietary nomenclature in the future. However, if they adopt policies requiring non-proprietary names that are distinct from the reference product or chose to assign a competing biosimilar product candidate to our product with a lower degree of nomenclature distinction from the reference product, payors, providers and patients may be more hesitant to use our biosimilar product candidate, believing the difference in nomenclature to be indicative of an important difference in quality of function from the reference product or the competing biosimilar product candidate. If this were to occur, our business could be negatively affected.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the U.S., no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, CMS issued a proposed Medicare Part B rule in the third quarter of 2015 on biosimilar payment and coding, which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the ASP of all biosimilar products that reference a common biological product’s license application. However, on November 2, 2017, CMS adopted a final policy to no longer group biological products with a common reference product into the same billing code, effective January 1, 2018. If our product is not assigned a separate code or is issued a code that is not adequately reimbursed by third-party payors, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

Outside the U.S., pharmaceutical businesses are generally subject to extensive governmental price controls and other market regulations. We believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Increasing efforts by governmental and third-party payors in the U.S. and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates CHS-1701, CHS-1420 and CHS-0214, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions, which do not require publication of patent applications until 18 months after filing. Moreover, some U.S. patents may issue without any prior publication in cases where the patent applicant does not also make a foreign filing. We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “ ‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). The District Court issued a publicly available version of the Magistrate Judge’s Report and Recommendation on January 11, 2018. The Company expects the District Court to decide in the first half of 2018 whether to adopt the Magistrate Judge’s recommendation.

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

On November 9, 2015 and December 7, 2015, we filed IPR petitions in the U.S. Patent Office against three AbbVie patents:  U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (or “ ‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (or “ ‘680”); and 9,073,987 (Case No. IPR2016-00189, filed December 7, 2015) (or “ ‘987”), all of which generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). This treatment regimen is referenced in the approved FDA label for Humira. On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated all claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit (“CAFC”) in the ‘135, ‘680 and ‘987 patents. AbbVie filed its appeal brief on November 10, 2017, and a decision on the appeal is expected from the Federal Circuit in 2019. We further note that on July 6, 2017, in the two Boehringer Ingelheim ‘135 IPRs, the PTAB issued Final Written Decisions invalidating all the claims of the ‘135 patent.

On May 9, 2016, we filed a petition for IPR of AbbVie U.S. patent 9,114,166 (Case No. IPR2016-01018) (or “ ‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders.” The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0. On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent. On December 2, 2016, we filed a request with the PTAB for rehearing of our ‘166 IPR petition. The PTAB denied our request on February 2, 2017. If the ‘166 patent is not invalidated either in petitions for IPR raised by others or in district court litigation, and we are not successful in developing a formulation that does not infringe the ‘166 patent, or other potentially relevant patents of AbbVie, we may be precluded from marketing CHS-1420 until at least the expiration of the ‘166 patent, which we understand to be in August 2022.

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “ ‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our four IPR petitions against the ‘619 patent addresses certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent.

On August 4, 2017, we filed a petition for IPR against U.S. patent 8,163,522 (the “ ‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel. On September 6, 2017, we filed a petition for IPR against U.S. patent 8,063,182, (the “ ‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. We expect the PTAB to enter decisions on whether to institute these two IPRs by March 13, 2018 (for the ‘522 patent) and by March 15, 2018 (for the ‘182 patent).

IPR filings, including our IPR filings, are a matter of public record and can be viewed at the USPTO PTAB website.

Third parties may submit applications for patent term extensions in the U.S. or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the E.U. states (including Switzerland) seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar products.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. If these patents are not successfully challenged (such as in IPRs that may be instituted by the PTAB in response to our pending IPR petitions, noted above), and licenses to them are not available to us, they will preclude our ability to introduce an etanercept (Enbrel) biosimilar product candidate in the U.S. market until at least 2029.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a biosimilar candidate into the U.S. market.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete and thorough, nor can we be certain that we have identified each and every patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

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

Many patents may cover a marketed product, including but not limited to the composition of the product, methods of use, formulations, cell line constructs, vectors, growth media, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of an originator product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products.

Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We may be involved in lawsuits or IPR proceedings to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

We may discover that competitors are infringing our issued patents. Expensive and time-consuming litigation may be required to abate such infringement. Although we are not currently involved in any litigation to enforce patents we control, if we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of January 22, 2019.

If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

While our principal focus in matters relating to intellectual property is to avoid infringing the valid and enforceable rights of third parties, we also rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our own intellectual property related to our product candidates and development programs. Our ability to enjoy any competitive advantages afforded by our own intellectual property depends in large part on our ability to obtain and maintain patents and other intellectual property protection in the U.S. and in other countries with respect to various proprietary elements of our product candidates, such as, for example, our product formulations and processes for manufacturing our products and our ability to maintain and control the confidentiality of our trade secrets and confidential information critical to our business.

We have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to our products that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no guarantee that any patent application we file will result in an issued patent having claims that protect our products. Additionally, while the basic requirements for patentability are similar across jurisdictions, each jurisdiction has its own specific requirements for patentability. We cannot guarantee that we will obtain identical or similar patent protection covering our products in all jurisdictions where we file patent applications.

The patent positions of biopharmaceutical companies generally are highly uncertain and involve complex legal and factual questions. As a result, the patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other foreign countries for many reasons. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Our patents and patent applications, even if they are unchallenged, may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

In addition, changes to U.S. patent laws provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the U.S. and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We have issued patents and have filed patent applications, which are currently pending, covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents, which may issue to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the U.S. and globally, covering etanercept and adalimumab products and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third party patents.

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

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Further, licensing partners may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or importing products made using our inventions into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations.

In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the Federal Courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. We cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the “first-to-file” laws in the U.S., such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions.

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

We are a party to certain non-exclusive intellectual property license agreements with Genentech (pertaining to the production of monoclonal antibodies) and Selexis SA and other vendors (pertaining to cell lines for CHS-0214 and CHS-1420) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

Our ability to market our products in the U.S. may be significantly delayed or prevented by the BPCIA patent dispute resolution mechanism.

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, (the “BPCIA”), created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the U.S. or could substantially delay such launches. However, even if we elect not to implement this mechanism, the launch of our products in the U.S. could still be prevented or substantially delayed by intellectual property disputes with originator companies that market the reference products on which our biosimilar products are based.

The BPCIA establishes a patent disclosure and briefing process between the biosimilar applicant and the originator that is demanding and time-sensitive. While certain aspects of this process are still being tested in the federal courts, the U.S. Supreme Court, as discussed further below, recently ruled that this process is not mandatory, such that a biosimilar applicant may elect to engage in this process, but is not required to do so. The following is an overview of the patent exchange and patent briefing procedures established by the BPCIA for biosimilar applicants that elect to employ them:

1.

Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant may elect to provide a copy of its application to the originator if it chooses to engage in the BPCIA patent exchange mechanism.

2.

Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator, which it believes could be asserted against the biosimilar applicant.

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

On July 21, 2015 the Federal Circuit court in litigation between Amgen and Sandoz ruled that the BPCIA patent exchange process is optional and that applicants that choose not to engage in it must comply with the BPCIA’s requirement to provide the originator 180 days prior notice of commercial marketing. The court also ruled that such notice is not effective unless given after FDA licensure. Thus, biosimilar applicants that opt out of the BPCIA patent exchange process must wait at least 180 days after licensure to launch their biosimilar products. On February 16, 2016 Sandoz filed a petition for writ of certiorari to the Supreme Court, asking the Court to reverse the Federal Circuit court’s decision that the BPCIA 180-day pre-marketing notification can only be given after the FDA has approved the biosimilar product. On January 13, 2017, the Supreme Court decided to review the Federal Court ruling in Amgen v. Sandoz as it pertained to (i) issues regarding whether the so-called “patent dance” is optional or mandatory; and (ii) issues regarding the 180-day pre-marketing notification, including whether the notice may be given prior to licensure of the biosimilar product.

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

If we file a 351(k) regulatory approval application for one or more of our products, we may consider it necessary or advisable to adopt the strategy of selecting one or more patents of the originator to litigate in the above described BPCIA process (for example in steps 3 and 7, of the process, as outlined above), either to assert our non-infringement of such patents or to challenge their validity, or both; but we may ultimately not be successful in that strategy and could be prevented, indefinitely, from marketing the product in the U.S.

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the U.S.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (together the “PPACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promotes a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the PPACA. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with PPACA’s individual mandate to carry health insurance. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the U.S. since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

We may be subject, directly or indirectly, to federal and state healthcare laws, including fraud and abuse, false claims, physician payment transparency and health information privacy and security laws. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws impact, among other things, sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

The international aspects of our business expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S.

We currently have limited international operations of our own and have and may have in the future a number of international collaborations. Doing business internationally involves a number of risks, including but not limited to:

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds $2,134 of cash in Russian banks as of December 31, 2017. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis (“MS”). While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through March 2, 2018 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	adverse results or delays in preclinical or clinical studies;
•	any inability to obtain additional funding;
•

any delay in filing an IND, NDA, BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA or other regulatory submission;

•	the perception of limited market sizes or pricing for our product candidates;
•	failure to successfully develop and commercialize our product candidates;
•	post-marketing safety issues relating to our product candidates or biosimilars generally;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our products;
•	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
•	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
•	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
•	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products;
•	the loss of one or more employees constituting our leadership team; and
•	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of December 31, 2017, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 57% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of December 31, 2017, there were 59,840,467 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of December 31, 2017, approximately 13.5 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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

In October 2016, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program (the “ATM Offering Program”). In January and December 2017, we sold 925,999 shares of common stock at a weighted average price of $12.42 per share under the ATM Offering Program for aggregate net proceeds of $11.1 million. As of December 31, 2017, we had $32.0 million remaining under the ATM Offering Program. In January 2018, the Company issued and sold 183,316 shares of common stock at a weighted average price of $9.38 per share through its ATM Offering Program and received total net proceeds of $1.7 million.

In February 2017 and March 2017, we completed an underwritten public offering of 5,294,902 shares of our common stock, at a price of $24.25 per share. We received net proceeds from the offering of $120.4 million, after deducting the underwriting discounts and commissions and offering expenses.

In August 2017, we issued and sold an aggregate of 6,556,116 shares of common stock to V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”), in a private placement transaction at an offering price of $11.4397 per share for gross proceeds of $75.0 million. Pursuant to the stock purchase agreement, Temasek may purchase additional shares of common stock equal to gross proceeds of $75.0 million, subject to certain conditions. On September 22, 2017, we filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of August 2017, and it was declared effective with the SEC on October 16, 2017.

In December 2017, the Company issued and sold an aggregate of 776,104 shares of common stock to our contract manufacturer KBI in a private placement transaction at an offering price of $8.7746 per share in exchange for the forgiveness of certain fees we incurred in connection with our manufacturing and supply agreement with KBI and an advance reservation fee for future manufacturing services for the production of CHS-1701. On January 25, 2018, we filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of December 2017.

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

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in November 2022 with a five-year renewal option. Our analytical and process development laboratories are located in Camarillo, California under a lease that expires in June 2019 with a three-year renewal option.

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

We are a party to the following legal proceedings:

On November 9, 2015 and December 7, 2015, we filed in the USPTO, pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for IPR of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “ ‘135  patent”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “ ‘680 patent”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “ ‘987 patent”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, the PTAB invalidated all claims of the ‘680 patent and ‘987 patent. On July 14, 2017, AbbVie filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit in the ‘135 patent, ‘680 patent and ‘987 patent. AbbVie filed its appeal brief on November 10, 2017, and a decision on the appeal is expected from the Federal Circuit in 2019.

On January 31, 2017, we filed in the USPTO four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “ ‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, PTAB denied institution of all four of our petitions for IPR of the ‘619 patent.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of January 22, 2019.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “ ‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). The District Court issued a publicly available version of the Magistrate Judge’s Report and Recommendation on January 11, 2018. The Company expects the District Court to decide in the first half of 2018 whether to adopt the Magistrate Judge’s recommendation.

On August 4, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,163,522 (the “ ‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel®. On September 6, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,063,182, (the “ ‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. The PTAB is expected to decide whether to institute our petition for IPR of the ‘522 patent by March 13, 2018, and our petition for IPR of the ‘182 patent by March 15, 2018.

We are not a party to any other material legal proceedings on the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The following table details the quarterly high and low sales prices for our common stock as reported by The Nasdaq Global Market for CHRS from January 1, 2016 through December 31, 2017.

	Price Range
Year ended December 31, 2017	High	Low
1st Quarter	$29.59	$19.65
2nd Quarter	24.70	13.55
3rd Quarter	15.18	10.80
4th Quarter	14.85	8.05
Year ended December 31, 2016
1st Quarter	$22.57	$12.04
2nd Quarter	24.90	14.00
3rd Quarter	31.98	16.11
4th Quarter	31.48	22.92

On February 28, 2018, the closing sale price of our common stock was $9.90.

Common Stockholders

As of February 28, 2018, there were approximately 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In February 2016, we entered into senior convertible notes, which preclude the Company, directly or indirectly, to declare dividends so long as any of the notes are outstanding.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2017 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Equity Securities

From January 1, 2017 through December 31, 2017, there were no sales or issuances of unregistered securities that were not otherwise reported in a Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2017.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013
Revenue:
Collaboration and license revenue	$1,556	$189,476	$30,041	$28,481	$726
Collaboration and license revenue - related party (1)	—	—	—	1,893	2,025
Other revenue	—	630	—	732	—
Total revenue	1,556	190,106	30,041	31,106	2,751
Operating expenses:
Research and development (2)	162,389	254,440	213,062	78,224	31,279
General and administrative (2)	71,303	51,597	36,046	17,564	7,465
Total operating expenses	233,692	306,037	249,108	95,788	38,744
Loss from operations	(232,136)	(115,931)	(219,067)	(64,682)	(35,993)
Interest expense	(9,552)	(7,980)	(33)	(3,900)	(5,293)
Other income (expense), net	3,402	(3,877)	(4,838)	(18,595)	(12,349)
Net loss	(238,286)	(127,788)	(223,938)	(87,177)	(53,635)
Net loss attributable to non-controlling interest	116	451	678	44	—
Net loss attributable to Coherus	$(238,170)	$(127,337)	$(223,260)	$(87,133)	$(53,635)
Net loss per share attributable to Coherus, basic and diluted (3)	$(4.48)	$(3.04)	$(6.01)	$(10.64)	$(16.10)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted (3)	53,133,620	41,912,300	37,122,008	8,186,529	3,332,020

(1)	Represents revenue from Daiichi Sankyo through November 12, 2014 as a related party, a holder of more than 10% of our common stock for the periods presented until the closing of our IPO.
(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Research and development	$15,104	$13,592	$8,038	$5,625	$682
General and administrative	18,293	13,829	8,683	5,437	1,363
Total stock-based compensation	$33,397	$27,421	$16,721	$11,062	$2,045

(3)

See Note 12 to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to Coherus and the weighted-average shares outstanding used to calculate the per share amounts.

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$126,911	$124,947	$158,226	$150,392	$39,554
Working capital (deficit)	117,082	105,110	91,368	127,353	(8,024)
Total assets	162,611	178,485	212,384	187,221	47,447
Convertible notes	76,206	75,192	—	—	1,111
Convertible notes - related party	25,402	25,064	—	—	3,092
Convertible preferred stock warrant liability	—	—	—	—	24,251
Convertible preferred stock	—	—	—	—	54,695
Accumulated deficit	(775,492)	(537,322)	(409,985)	(186,725)	(99,592)
Total stockholder's equity (deficit)	30,535	19,354	(6,929)	66,757	(97,077)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form-10-K (“Form 10-K”). This Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

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

Our clinical-stage pipeline includes the following product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). Our long-acting G-CSF product candidate, CHS-1701, is being developed as a pegfilgrastim (Neulasta) biosimilar. In August 2016, we filed a BLA, which was accepted by the FDA in October 2016. We received a CRL regarding this BLA from the FDA in June 2017. We currently plan to resubmit the BLA for CHS-1701 after our meeting with the FDA, which occurred in the middle of the first quarter of 2018. The EMA accepted our MAA for CHS-1701 in November 2016.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017, to support a BLA in the U.S. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We completed two PK bridging studies of CHS-1420, one comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) in March 2017, and the other comparing CHS-1420 to European manufactured Humira in August 2017. We anticipate additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the BLA filing in a manner to be able to launch CHS-1420 in the U.S. after the Humira formulation patents expire, which is currently projected to be in August 2022, or at the time such Humira formulation patents are invalidated in the U.S.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan. We consequently entered into a termination letter in August 2017 for our license agreement, memorandums of understanding and other agreements with Daiichi Sankyo relating to CHS-0214 and we regained the development rights for CHS-0214 in Japan. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two bridging Phase 1 PK studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. We have deprioritized MAA activities relative to other corporate objectives until such time we identify one or more commercialization partners for CHS-0214. We anticipate additional investment in manufacturing activities will be required prior to any MAA or BLA submissions for CHS-0214. We have worldwide development and commercial rights to this product except for certain Caribbean and Latin American countries. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable until expiration, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration or invalidation.

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

Our preclinical-stage pipeline includes the following product candidates:

•	CHS-3351 (our ranibizumab (Lucentis) biosimilar candidate). We are prioritizing the development activities of CHS-3351, which is currently in pre-clinical development.
•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate).

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo and Baxalta. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $238.3 million, $127.8 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $775.5 million.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In January and December 2017, we sold 925,999 shares of common stock at a weighted average price of $12.42 per share under the ATM Offering Program for aggregate net proceeds of $11.1 million. As of December 31, 2017, we had $32.0 million remaining under the ATM Offering Program. In January 2018, the Company issued and sold 183,316 shares of common stock at a weighted average price of $9.38 per share through its ATM Offering Program and received total net proceeds of $1.7 million.

In February 2017 and March 2017, we completed an underwritten public offering of 5,294,902 shares of common stock, at a price of $24.25 per share. We received net proceeds from the offering of $120.4 million, after deducting the underwriting discounts and commissions and offering expenses.

In June 2017, we completed a restructuring plan and as a result, recorded aggregate restructuring charges of $3.6 million in our consolidated statement of operations in June 2017. The restructuring charges included one-time termination severance and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expense in our consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million were reflected in research and development and general and administrative expense in the consolidated statement of operations, respectively.

In August 2017, we issued and sold an aggregate of 6,556,116 shares of common stock to V-Sciences Investments Pte Ltd, a private limited Singapore company (“Temasek”) in a private placement transaction at an offering price of $11.4397 per share for gross proceeds of $75.0 million. After deducting offering expenses of $0.1 million, the net proceeds received were $74.9 million. Pursuant to the stock purchase agreement, Temasek may purchase additional shares of common stock equal to gross proceeds of $75.0 million, subject to certain conditions. On September 22, 2017, we filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of August 2017, and it was declared effective with the SEC on October 16, 2017.

In December 2017, the Company issued and sold an aggregate of 776,104 shares of common stock to our contract manufacturer KBI in a private placement transaction at an offering price of $8.7746 per share in exchange for the forgiveness of certain fees we incurred in connection with our manufacturing and supply agreement with KBI and advance reservation fee for future manufacturing service for the production of CHS-1701. On January 25, 2018, we filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of December 2017.

Financial Operations Overview

Revenue

We have not generated any revenue from commercial product sales to date. Our revenue has been generated from license and collaboration agreements, under which we received license fees, milestone payments and other contingent payments.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track only the external research and development costs incurred for each of our product candidates. Our external research and development expense consists primarily of:

•

expense incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

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

Internal costs are associated with activities performed by our research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated, internal research and development costs consist primarily of:

•	personnel-related expense, which include salaries, benefits and stock-based compensation; and
•

facilities and other allocated expense, which include direct and allocated expense for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment and laboratory and other supplies.

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We expect our research and development expense to be similar or slightly lower in 2018 as our late-stage product candidates work their way through the regulatory approval process and we prepare for commercialization. Also, if we receive regulatory approval, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold.

We consider regulatory approval of product candidates to be uncertain, and any products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense manufacturing costs for product candidates incurred prior to regulatory approval as research and development expense as we incur them. If and when regulatory approval of a product candidate is obtained, we will begin capitalizing manufacturing costs related to the approved product into inventory.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2017	2017	2016	2015
		(in thousands)
External costs incurred by product candidate:
CHS-1420	Completed	$52,275	$70,276	$37,611
CHS-1701	BLA Stage	31,247	32,934	46,872
CHS-0214 (1)	Completed	17,596	77,799	83,377
CHS-131	Phase 2	2,052	3,558	3,694
Other research and development expenses (2)		4,878	17,608	5,311
Internal costs		54,341	52,265	36,197
Total research and development expenses (1)		$162,389	$254,440	$213,062

(1)

Our research and development expense has been reduced by reimbursements of certain research and development expense pursuant to the cost-sharing provision of our licensing agreement with Daiichi Sankyo. Reimbursement of research and development expense under the Baxalta licensing agreement was recognized as revenue pursuant to the revenue recognition accounting policy applicable to that agreement.

(2)	Amount consists of costs for other pipeline candidates.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. If any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant additional expense associated with the establishment of our sales force in the U.S., as we undertake commercial infrastructure initiatives to implement information technology systems, quality and compliance systems and personnel support for the commercial organization.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our various debt agreements outstanding during the years ended December 31, 2017 and 2016.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2017 and 2016, consists primarily of gains and losses resulting from the remeasurement of our contingent consideration, interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations. In March 2015, the contingent consideration related to the Earn-Out Payment was settled for shares and cash, and the contingent liability related to the Earn-Out Payment was reclassified to equity. As such, we ceased recording adjustments to reflect the remeasurement of the Earn-Out Payment to fair value. We continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expense incurred during the reporting periods. As appropriate, we periodically evaluate our critical accounting policies and estimates. Our estimates are based on our historical experience and on various other factors that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists; transfer of technology has been completed, services have been performed or products have been delivered; the fee is fixed and determinable; and collection is reasonably assured.

Our collaboration and license agreements may provide for reimbursement by our collaborators of a portion of our research and development expense, and we make judgments that affect how these reimbursements are recorded. In collaborations where we and our partner are actively and jointly engaged in the research activities and for which both parties are sharing costs, amounts reimbursed by our partner are recognized as a reduction of research and development expense. For example, prior to the termination of the Daiichi Sankyo Agreement, Daiichi Sankyo reimbursed certain of our research and development costs in quarterly advance payments pursuant to the cost-sharing provision of our collaboration and license agreement. Because Daiichi Sankyo was an active participant in the research and development activities, we accounted for these reimbursements as reductions to our research and development expense when the applicable research and development activity had been performed. Under our prior agreement with Baxalta, on the other hand, we recognized reimbursement of our research and development expense thereunder as revenue because Baxalta is not actively participating in research and development activities.

For revenue agreements with multiple-elements, we identify the deliverables included within the agreement and evaluate which deliverables may represent separate units of accounting based on the achievement of certain criteria, including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses of our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value and are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

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

Contingent payments associated with the achievement of specific objectives in certain contracts, which are not considered substantive because we do not contribute effort to the achievement of such milestones, are recognized as revenue upon achievement of the objective, as long as there are no undelivered elements remaining and no continuing performance obligations by us, assuming all other revenue recognition criteria are met.

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

Research and Development Expense and Related Accruals

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates, clinical trial costs and supplies, laboratory supply costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with manufacturing drug candidates and preclinical and clinical support activities. In certain cases, amounts received as reimbursement of research and development activities from our collaborators are recognized as a reduction in research and development expense when we engage in a research and development project jointly with another party, with both parties incurring costs while actively participating in project activities and both parties sharing costs and potential benefits of the arrangement. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which is research and development expense. This process involves the following:

•

communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

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

We base our expense accruals related to clinical trials on our estimates of the services rendered and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time-period over which the services are expected to be incurred and the level of effort to be expended in each period. If we are unable to identify costs associated with activities that have been initiated or if we underestimate or overestimate the amount of services performed or the costs of these services, our actual expenses could differ from our estimates.

Accounting estimates and judgements related to clinical trials are inherently uncertain. We base our estimates on the best information available at the time. As appropriate, estimates are assessed periodically and updated to reflect current information and any changes will generally be reflected in the period first identified.

We consider regulatory approval of our product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense manufacturing costs for product candidates incurred prior to regulatory approval as research and development expenses as we incur them. If and when regulatory approval of a product is obtained, we will begin capitalizing manufacturing costs related to the approved product into inventory.

Derivative Liabilities

There were two contingent payments associated with the acquisition of InteKrin: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin (the “Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between us and the third-party (the “Compound Transaction Payment”). The contingent consideration is accounted for as a liability and remeasured to estimated fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other expense, net in the consolidated statement of operations through the date of settlement. We determined the fair value of the remaining contingent consideration associated with the Compound Transaction Payment using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving the contingent payment threshold by the respective contingent payment. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout and counterparty risk associated with the payment of the contingent consideration.

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

We recorded non-cash stock-based compensation expense related to options granted to employees and non-employees of $33.4 million, $27.4 million and $16.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding and is based on the options’ vesting term, contractual term and industry peers. We do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected volatility. We use an average historical stock price volatility of industry peers to be representative of future stock price volatility as we do not have sufficient trading history for our common stock.

•	Risk-free interest rate. The risk free interest rate is based on the U.S. Treasury constant maturity rate in effect at the time of the grant for periods corresponding with the expected term.
•	Expected dividends. We have not paid and do not anticipate paying any dividends in the near future, and therefore we used an expected dividend yield of zero in the valuation model.

In addition to the Black-Scholes assumptions, we adopted the ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment, electing to account for the forfeitures as they occur as of January 1, 2017.

We estimate the fair value of restricted stock units (“RSUs”), based on the fair market value of the underlying stock on the dates of grant. The estimated fair value of RSUs is expensed over the vesting period.

We expect to continue to grant stock options and awards in the future, and to the extent that we do, actual stock-based compensation expense recognized in future periods will likely increase.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act is generally effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. Because of the impacts of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for the deferred tax re-measurement to be provisional. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate (“Corporate Tax Rate Change”), reducing our deferred tax assets with a corresponding reduction in our valuation allowance, which had no effect on our effective tax rate. Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities as well as potential correlative adjustments. We do not expect any material subsequent adjustments to these amounts. Adjustments, if any, are not expected to have any impact to our results of operations due to our loss position and valuation allowance.

As of December 31, 2017, our total net deferred tax assets, net of gross deferred tax liabilities, were $182.4 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We plan to adopt the standard in the first quarter of 2018 using the modified retrospective method. We have evaluated our contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard. As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of its development of CHS-0214 in Japan, we recognized the remaining deferred revenue under this license agreement during the second quarter of 2017. Therefore, we concluded that the adoption of this standard will not have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted. We concluded that the adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our condensed consolidated financial statements and related disclosures. We plan to adopt this new standard prospectively on January 1, 2019 and are evaluating the impact of the adoption of this standard on our unaudited condensed financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities. We are unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of the lease commitments as of the adoption date.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our condensed consolidated financial statements and related disclosures. We expect that it will only affect the cash flow presentation of Intekrin contingent consideration related to compound transaction payment (see Note 3) when it ultimately settles.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (ASU 2016-18). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim periods thereafter. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We do not expect that the adoption of ASU 2016-18 will have a material effect on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenue

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
	(in thousands)			(in thousands)
Revenue:
Collaboration and license revenue	$1,556	$189,476	$30,041	$(187,920)	$159,435
Other revenue	—	630	—	(630)	630
Total revenue	$1,556	$190,106	$30,041	$(188,550)	$160,065

Total revenue for the year ended December 31, 2017 was $1.6 million compared to $190.1 million for the same period in 2016, a decrease of $188.6 million. The decrease was primarily due to revenue recognized in connection with the termination of the Baxalta Agreement in 2016, partially offset by the recognition of the remaining deferred revenue as a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan in the second quarter of 2017.

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

Total revenue for the year ended December 31, 2016 was $190.1 million compared to $30.0 million for the same period in 2015, an increase of $160.1 million. The increase was primarily due to revenue recognized in connection with the termination of the Baxalta Agreement.

Research and Development Expense

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
	(in thousands)			(in thousands)
Research and development	$162,389	$254,440	$213,062	$(92,051)	$41,378

Research and development expense for the year ended December 31, 2017 was $162.4 million compared to $254.4 million for the same period in 2016, a decrease of $92.1 million. The decrease in research and development expense was primarily due to:

•

a decrease of $60.2 million in costs incurred for CHS-0214 due to fully enrolled and completed Phase 3 clinical studies during 2016, which also includes a decrease of $5.5 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction of research and development expense;

•	a decrease of $18.0 million in costs incurred for CHS-1420 as a result of completing our Phase 3 trial for CHS-1420 in the first quarter of 2017;
•

a decrease of $14.2 million related to the development of CHS-131 and other biosimilar product candidates as we prioritized and focus our resources primarily on advancing CHS-1701, our lead product candidate;

•	a decrease of $1.7 million in costs incurred for CHS-1701 as we completed the clinical development of CHS-1701 in 2016; and
•	a decrease of $0.5 million in personnel, consulting and other related expenses.

The decrease in research and development expense for the year ended December 31, 2017 was partially offset by:

•

an increase of $1.5 million in stock-based compensation due to the acceleration of stock options and the extension of post-termination stock option exercise periods as a result of our restructuring in June 2017, additional stock options granted since the end of 2016, and an increase in headcount in the six month period before the restructuring plan was completed in June 2017; and

•

an increase of $1.0 million in facilities, supplies and materials and other infrastructure to support our research and development growth prior to the implementation of the restructuring plan in June 2017.

Research and development expense for the year ended December 31, 2016 was $254.4 million compared to $213.1 million for the same period in 2015, an increase of $41.4 million. The increase in research and development expense was primarily due to:

•	an increase of $32.7 million to start and enroll subjects into a Phase 3 clinical study in psoriasis for CHS-1420;
•	an increase of $12.3 million to advance other product candidates in our pipeline;
•

an increase of $9.2 million in personnel, consulting and other related expenses and $5.5 million in stock-based compensation due to a net increase of 31 employees, annual salary increases and additional stock options granted since the end of 2015; and

•	an increase of $1.3 million in facilities, supplies and materials and other infrastructure to support our research and development growth.

The increase in research and development expense for the year ended December 31, 2016 was partially offset by:

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

We expect our research and development expense to be similar or slightly lower in 2018 as our late-stage product candidates work through the regulatory approval process and we prepare for commercialization.

General and Administrative Expense

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
	(in thousands)			(in thousands)
General and administrative	$71,303	$51,597	$36,046	$19,706	$15,551

General and administrative expense for the year ended December 31, 2017 was $71.3 million compared to $51.6 million for the same period in 2016, an increase of $19.7 million. The increase in general and administrative expense was primarily due to:

•

an increase of $5.8 million in personnel, consulting and other related expenses due to an increase in headcount in the first six months of 2017 as we expanded our pre-commercial activities before the restructuring plan was implemented in June 2017;

•

an increase of $4.5 million for stock-based compensation due to the acceleration of stock options and the extension of post-termination stock option exercise periods as a result of our restructuring in June 2017, additional stock options granted since the end of 2016 and an increase in headcount for the six month period before the restructuring plan was implemented in June 2017;

•	an increase of $8.6 million for legal and other professional services as we implemented and supported our legal strategies; and
•

an increase of $0.8 million for facilities, supplies and materials to support our growing infrastructure as we expanded our pre-commercial activities prior to the implementation of our restructuring plan in June 2017.

General and administrative expense for the year ended December 31, 2016 was $51.6 million compared to $36.0 million for the same period in 2015, an increase of $15.6 million. The increase in general and administrative expense was primarily due to:

•	an increase of $5.9 million in personnel, consulting and other related expenses;
•	an increase of $5.2 million in stock-based compensation as a result of an increase in headcount, and costs associated with additional stock options granted during 2016; and
•	an increase of $4.5 million in legal, accounting, and other professional services.

We expect general and administrative expense to be similar in the first half of 2018 and to increase in the second half of 2018 as we plan to re-engage in pre-commercial activities in the second half of 2018.

Interest Expense

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
	(in thousands)			(in thousands)
Interest expense	$9,552	$7,980	$33	$1,572	$7,947

Interest expense for the year ended December 31, 2017 was $9.6 million compared to $8.0 million for the same period in 2016, an increase of $1.6 million. Interest expense for the year ended December 31, 2016 was $8.0 million compared to $33,000 during the same period in 2015, an increase of $7.9 million. The increase in both years was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs related to the Convertible Notes issued on February 29, 2016.

Other Income (Expense), Net

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
	(in thousands)			(in thousands)
Other income (expense), net	$3,402	$(3,877)	$(4,838)	$7,279	$961

Other income (expense), net for the year ended December 31, 2017 was a gain of $3.4 million compared to a loss of $3.9 million for the same period in 2016, an increase gain of $7.3 million. The gain of $3.4 million in 2017 was primarily due to a decrease in the fair value of our contingent consideration related to the compound transaction payment associated with our InteKrin acquisition during the second quarter of 2017 as a result of reducing the estimated licensing, collaboration or similar agreement value by 32%. The loss of $3.9 million in 2016 was primarily due to an increase in the fair value of our contingent consideration driven by our positive Phase 2b data on CHS-131, and as such, the probability of occurrence increased from 10% to 33%.

Other income (expense), net for the year ended December 31, 2016 was a loss of $3.9 million compared to a loss of $4.8 million for the same period in 2015, a decrease of $1.0 million. The decrease was primarily due to the change of $0.3 million in fair value of our contingent consideration related to the InteKrin acquisition during 2016 when compared to 2015, a net expense decrease of $0.3 million due to foreign exchange fluctuations, and the increase of $0.3 million from interest earned on our cash balances.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In May and June 2016, we issued and sold 4,025,000 shares of our common stock at $18.00 per share for net proceeds of $69.0 million. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In January and December 2017, we issued and sold an aggregate of 925,999 shares of common stock at a weighted average price of $12.42 per share under the ATM Offering Program for aggregate net proceeds of $11.1 million. As of December 31, 2017, we had $32.0 million remaining under the ATM Offering Program. In January 2018, the Company issued and sold 183,316 shares of common stock at a weighted average price of $9.38 per share through its ATM Offering Program and received total net proceeds of $1.7 million.

In February 2017 and March 2017, we issued and sold an aggregate of 5,294,902 shares of common stock at $24.25 per share from our underwritten follow-on offering for net proceeds of $120.4 million. In August 2017, we issued and sold 6,556,116 shares of common stock at approximately $11.4397 per share in a private offering for net proceeds of $74.9 million. In December 2017, we issued and sold an aggregate of 776,104 shares of common stock at approximately $8.7746 per share in a private offering in exchange for the forgiveness of certain fees we incurred in connection with our manufacturing and supply agreement with KBI and advance reservation fee for future manufacturing service for the production of CHS-1701.

In March 2017, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances. As of December 31, 2017, we did not have any investments in marketable securities.

As of December 31, 2017, we had an accumulated deficit of $775.5 million and cash and cash equivalents of $126.9 million. We believe that our current available cash, cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(200,286)	$(252,545)	$(107,990)
Net cash used in investing activities	(4,417)	(6,515)	(6,949)
Net cash provided by financing activities	206,787	226,179	122,689
Effect of exchange rate changes in cash and cash equivalents	(120)	(398)	84
Net increase (decrease) in cash and cash equivalents	$1,964	$(33,279)	$7,834

Net cash used in operating activities

Cash used in operating activities was $200.3 million for the year ended December 31, 2017, which was primarily due to the following:

•	a net loss of $238.3 million;
•	non-cash charges related to the fair value remeasurement of our contingent consideration obligation of $2.3 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $23.4 million primarily due to the winding down of our clinical research and manufacturing activities and the timing of vendor payments;

•	a decrease in deferred revenue of $1.6 million as we recognized revenue from our Daiichi Sankyo collaboration agreement; and
•	a decrease in advance payments from a collaboration and licensing partner of $1.1 million.

The cash used in operating activities was partially offset by the following:

•

a decrease in prepaid and other current assets of $18.8 million primarily due to the winding down of our clinical research and manufacturing activities related to CHS-0214 and CHS-1420, and the timing of vendor payments;

•	a decrease in receivables from a collaboration and license agreement of $1.9 million; and
•

non-cash charges related to stock-based compensation of $33.4 million, manufacturing postponement fee of $4.1 million, non-cash bonus payment settled in common stock of $2.7 million, depreciation and amortization of property and equipment of $3.4 million, non-cash interest related to the amortization of debt discount and debt issuance cost of $1.4 million and impairment of property and equipment of $0.6 million.

Cash used in operating activities was $252.5 million for the year ended December 31, 2016, which was primarily due to the following:

•	a net loss of $127.8 million;
•	non-cash reduction of $1.3 million in other receivables due to the reversal of a provision;
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

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $27.4 million, fair value remeasurement of our contingent consideration obligation of $4.3 million, non-cash interest expense of $1.0 million, and depreciation and amortization of property and equipment of $3.0 million; and

•	a decrease in prepaid and other current assets of $4.2 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments.

Cash used in operating activities was $108.0 million for the year ended December 31, 2015, which was primarily due to the following:

•	a net loss of $223.9 million; and
•

an increase in prepaid and other current assets of $15.9 million resulting from the increase in clinical activities and timing of vendor payments as a result of prepayments for comparator drug and for starting clinical trials.

The cash used in operating activities was partially offset by the following:

•

non-cash charges of stock-based compensation of $16.7 million, $4.6 million related to the remeasurement of our contingent consideration obligations, $2.3 million for depreciation and amortization and impairment of property and equipment, and $1.3 million related to a reserve for other receivables;

•	increase in accounts payable, accounts payable-related parties, and accrued liabilities of $32.8 million as a result of the increase in clinical activities and timing of vendor payments;
•

increase of $32.3 million in deferred revenue and $38.6 million in contingent liability to collaborator both related to $100.0 million milestone payments received from Baxalta under our license agreement; and

•	a decrease in notes receivable of $1.9 million as it was collected, and a decrease of $0.9 million in receivables from collaboration and license agreements.

Net cash used in investing activities

Cash used in investing activities of $4.4 million for the year ended December 31, 2017 was due to the purchase of short-term investments in marketable securities of $74.3 million and capital equipment of $4.6 million, partially offset by proceeds from the sales and maturities of investments in marketable securities of $74.5 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $206.8 million for year ended December 31, 2017 was primarily related to proceeds of $131.8 million from the issuance of our common stock from a follow-on offering and the ATM Offering Program, net of underwriting discounts and commissions, $75.0 million related to our private placement, and $0.5 million from the exercise of stock options. The proceeds were partially offset by payments of offering expenses of $0.5 million related to the issuance of common stock.

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

Funding Requirements

We believe that our current available cash and cash equivalents, together with the $1.7 million in cash from the sale of common stock under our ATM Offering Program in January 2018 will be sufficient to fund our planned expenditures and meet our obligations through at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•	the scope, cost and timing of hiring our sales force and building our commercial infrastructure;
•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of December 31, 2017, we had $32.0 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

Our future contractual obligations as of December 31, 2017 were as follows:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt obligations (1)	$143,850	$8,200	$16,400	$119,250	$—
Non-cancelable operating lease obligations (2)	12,974	2,601	5,183	5,190	—
Contingent payments to InteKrin stockholders	3,290	3,290	—	—	—
Total contractual obligations	$160,114	$14,091	$21,583	$124,440	$—

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes.
(2)	These amounts are comprised of the rent payments on our facility leases.

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

As of December 31, 2017, we had cash and cash equivalents of $126.9 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Redwood City, California

March 8, 2018

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$126,911	$124,947
Restricted cash	60	60
Receivables from collaboration and license agreement	—	1,859
Prepaid assets (includes related parties of $908 and $3,714 as of December 31, 2017 and 2016, respectively)	18,364	31,634
Other assets (includes related parties of $0 and $2,184 as of December 31, 2017 and 2016, respectively)	142	2,986
Total current assets	145,477	161,486
Property and equipment, net	12,773	10,772
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	13	1,879
Total assets	$162,611	$178,485
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,481	$19,706
Accounts payable - related parties	233	877
Accrued liabilities (includes related parties of $510 and $3,542 as of December 31, 2017 and 2016, respectively)	9,050	28,022
Advance payments under license agreement	—	1,070
Deferred revenue	—	892
Contingent consideration	3,290	5,550
Other liabilities	341	259
Total current liabilities	28,395	56,376
Deferred revenue, non-current	—	669
Convertible notes	76,206	75,192
Convertible notes - related parties	25,402	25,064
Other liabilities, non-current	2,073	1,830
Total liabilities	132,076	159,131
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; Shares authorized: 5,000,000; Shares issued and outstanding: no shares at December 31, 2017 and 2016.	—	—
Common stock, $0.0001 par value; Shares authorized: 300,000,000; Shares issued and outstanding: 59,840,467 and 45,808,163 at December 31, 2017 and 2016, respectively	6	5
Additional paid-in capital	808,060	558,474
Accumulated other comprehensive loss	(750)	(630)
Accumulated deficit	(775,492)	(537,322)
Total Coherus stockholders' equity	31,824	20,527
Non-controlling interest	(1,289)	(1,173)
Total stockholders' equity	30,535	19,354
Total liabilities and stockholders’ equity	$162,611	$178,485

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration and license revenue	$1,556	$189,476	$30,041
Other revenue	—	630	—
Total revenue	1,556	190,106	30,041
Operating expenses:
Research and development (includes related party of $8,199, $34,705 and $42,768 for the years ended December 31, 2017, 2016 and 2015, respectively)	162,389	254,440	213,062
General and administrative (includes related party of $62, $178 and $559 for the years ended December 31, 2017, 2016 and 2015, respectively)	71,303	51,597	36,046
Total operating expenses	233,692	306,037	249,108
Loss from operations	(232,136)	(115,931)	(219,067)
Interest expense (includes related party of $2,388, $1,980 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively)	(9,552)	(7,980)	(33)
Other income (expense), net	3,402	(3,877)	(4,838)
Net loss	(238,286)	(127,788)	(223,938)
Net loss attributable to non-controlling interest	116	451	678
Net loss attributable to Coherus	$(238,170)	$(127,337)	$(223,260)
Net loss per share attributable to Coherus, basic and diluted	$(4.48)	$(3.04)	$(6.01)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	53,133,620	41,912,300	37,122,008

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(238,286)	$(127,788)	$(223,938)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(120)	(229)	124
Comprehensive loss	(238,406)	(128,017)	(223,814)
Comprehensive loss attributable to non-controlling interest	116	451	678
Comprehensive loss attributable to Coherus	$(238,290)	$(127,566)	$(223,136)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated		Total Coherus		Total
			Additional	Other		Stockholders'		Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2014	33,257,978	$3	$254,048	$(525)	$(186,725)	$66,801	$(44)	$66,757
Issuance of common stock upon payment of InteKrin Earn Out contingency	358,384	—	9,849	—	—	9,849	—	9,849
Retired shares resulting from InteKrin escrow distribution in cash	(8)	—	—	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net	4,137,931	1	112,198	—	—	112,199	—	112,199
Issuance of common stock in connection with private placement, net	390,167	—	9,930	—	—	9,930	—	9,930
Issuance of common stock upon exercise of stock options	861,137	—	1,429	—	—	1,429	—	1,429
Vesting of restricted common stock issued to founders	—	—	9	—	—	9	—	9
Stock-based compensation expense	—	—	16,712	—	—	16,712	—	16,712
Cumulative translation adjustment	—	—	—	124	—	124	—	124
Distributions to non-controlling interest	—	—	—	—	—	—	(678)	(678)
Net loss attributable to Coherus	—	—	—	—	(223,260)	(223,260)	—	(223,260)
Balances at December 31, 2015	39,005,589	4	404,175	(401)	(409,985)	(6,207)	(722)	(6,929)
Issuance of common stock in connection with common stock offerings, net	6,040,987	1	123,566	—	—	123,567	—	123,567
Issuance of common stock upon exercise of stock options	761,587	—	3,312	—	—	3,312	—	3,312
Stock-based compensation expense	—	—	27,421	—	—	27,421	—	27,421
Cumulative translation adjustment	—	—	—	(229)	—	(229)	—	(229)
Distributions to non-controlling interest	—	—	—	—	—	—	(451)	(451)
Net loss attributable to Coherus	—	—	—	—	(127,337)	(127,337)	—	(127,337)
Balances at December 31, 2016	45,808,163	5	558,474	(630)	(537,322)	20,527	(1,173)	19,354
Issuance of common stock in connection with common stock offerings, net	6,220,901	—	131,849	—	—	131,849	—	131,849
Issuance of common stock in connection with private placements	7,332,220	1	81,809	—	—	81,810	—	81,810
Offering costs associate with common stock offering and private placements	—	—	(619)	—	—	(619)	—	(619)
Issuance of common stock upon exercise of stock options	162,978	—	482	—	—	482	—	482
Stock-based compensation expense	—	—	33,397	—	—	33,397	—	33,397
Issuance of common stock upon vesting of RSUs	14,750	—	—	—	—	—	—	—
Issuance of common stock upon 2017 bonus payout	301,455	—	2,668	—	—	2,668	—	2,668
Cumulative translation adjustment	—	—	—	(120)	—	(120)	—	(120)
Distributions to non-controlling interest	—	—	—	—	—	—	(116)	(116)
Net loss attributable to Coherus	—	—	—	—	(238,170)	(238,170)	—	(238,170)
Balances at December 31, 2017	59,840,467	$6	$808,060	$(750)	$(775,492)	$31,824	$(1,289)	$30,535

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(238,286)	$(127,788)	$(223,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,398	2,996	1,869
Remeasurement of fair-value contingent consideration	(2,260)	4,305	4,599
Non-cash accretion of discount on marketable securities	(156)	—	—
Non-cash interest expense (income) from amortization of debt discount (receivable)	1,352	1,041	(38)
Provision for other receivables	—	(1,300)	1,300
Stock-based compensation expense	33,397	27,421	16,721
Non-cash bonus payment settled in common stock	2,668	—	—
Non-cash manufacturing postponement fee settled in common stock	4,125	—	—
Loss (gain) on disposal of property and equipment	51	(6)	—
Impairment of property and equipment	558	—	382
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	1,859	(299)	857
Notes receivable	—	—	1,853
Prepaid assets	15,958	3,127	(14,288)
Other assets	2,844	1,111	(3,329)
Other assets - related party	—	—	1,691
Other assets, non-current	—	88	42
Accounts payable	(3,810)	(4,965)	18,404
Accounts payable - related parties	(644)	(2,671)	1,528
Accrued liabilities	(19,033)	3,953	12,832
Other liabilities	83	65	(28)
Deferred revenue	(1,562)	(93,236)	32,294
Advance payments under license agreements	(1,070)	(260)	138
Contingent liability to collaborator	—	(66,255)	38,605
Other liabilities, non-current	242	128	516
Net cash used in operating activities	(200,286)	(252,545)	(107,990)
Investing activities
Purchases of property and equipment	(4,573)	(6,515)	(6,164)
Purchases of investments in marketable securities	(74,344)	—	—
Proceeds from sales and maturities of investments in marketable securities	74,500	—	—
Increase in restricted cash	—	—	(785)
Net cash used in investing activities	(4,417)	(6,515)	(6,949)
Financing activities
Proceeds from issuance of convertible notes	—	75,000	—
Proceeds from issuance of convertible notes - related parties	—	25,000	—
Proceeds from follow-on offering, net of underwriters discounts and commissions	—	—	112,800
Proceeds from private placement	75,000	—	10,000
Proceeds from common stock offering, net of underwriters discounts and commissions	131,849	124,311	—
Payments of initial public offering costs	—	—	(855)
Payments of follow-on offering costs and private placement	—	—	(672)
Payment of costs related to future offerings	—	—	(13)
Payments of convertible notes issuance costs	—	(739)	—
Payments of common stock offering and private placement issuance costs	(544)	(705)	—
Proceeds from issuances of common stock upon exercise of stock options	482	3,312	1,429
Net cash provided by financing activities	206,787	226,179	122,689
Effect of exchange rate changes in cash and cash equivalents	(120)	(398)	84
Net increase (decrease) in cash and cash equivalents	1,964	(33,279)	7,834
Cash and cash equivalents at beginning of period	124,947	158,226	150,392
Cash and cash equivalents at end of period	$126,911	$124,947	$158,226
Supplemental disclosure of cash flow information
Cash paid for interest	$8,200	$6,939	$33
Supplemental disclosures of noncash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	(430)	507	1,684
Leasehold improvements allowance from landlord	—	—	1,239
Costs related to future offerings in accounts payable and accrued liabilities	—	—	124
Common stock offering costs in accounts payable and accrued liabilities	75	39	—
Manufacturing services settled in common stock	6,810	—	—
Fair value of contingent consideration settled in common stock	—	—	9,849

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Description of the Business

The Company is a late-stage clinical biologics platform company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

Need to Raise Additional Capital

As of December 31, 2017, the Company had an accumulated deficit of $775.5 million and cash and cash equivalents of $126.9 million. In January 2018, the Company issued and sold 183,316 shares of common stock at a weighted average price of $9.38 per share through its ATM Offering Program and received total net proceeds of $1.7 million. The Company believes that its current available cash and cash equivalents will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date. The Company will need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2017: Coherus Intermediate Corp, Coherus Oncology, Inc., InteKrin Therapeutics Inc. (“InteKrin”) and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, clinical trial accruals, revenue recognition periods, contingent consideration, convertible notes valuation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the consolidated balance sheet.

For the years ended December 31, 2017, 2016 and 2015, the foreign exchange gains and losses recorded in other income (expense), net in the consolidated statements of operations were a net gain of $52,000, a net loss of $53,000 and a net loss of $386,000, respectively.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$—	$188,292	$27,802
Rest of world	1,556	1,814	2,239
Total revenue	$1,556	$190,106	$30,041

Customer Concentration

Customers whose collaboration and license revenue accounted for 10% or more of total revenues were as follows:

	Year Ended December 31,
	2017	2016	2015
Baxalta	*	99%	93%
Daiichi Sankyo	100%	*	*

*less than 10%

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to credit risk in the Company’s cash and cash equivalents.

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net, based on specific identification method. The Company started investing in marketable securities in 2017. For the year ended December 31, 2017, interest income from marketable securities was $0.8 million.

Restricted Cash

Restricted cash consists of cash held in money market accounts with a bank. The restricted cash that is used as collateral against the Company’s corporate credit cards is classified as current and the restricted cash to cover the standby letter of credit issued for the Company’s landlord to drawdown on if the facility lease is breached, is classified as non-current (see Note 7).

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank accounts, which at times exceed federally insured limits. The Company attempts to minimize the risks related to cash and cash equivalents by investing in money markets with a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company also maintains restricted cash in money market funds that invest primarily in U.S. Treasury securities. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash and money market funds.

Fair Value of Financial Instruments

Fair value accounting is applied to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized. Depreciation and amortization is recognized using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long Lived Assets and Acquired Intangible Asset

The Company reviews long-lived assets, including property and equipment, and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. For the years ended December 31, 2017, 2016 and 2015, the Company recorded an impairment of property and equipment of $558,000, $0 and $382,000, respectively, in research and development within the statement of operations.

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that have not reached technological feasibility. The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2017, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over that estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2017.

Derivative Liability

The Company has a derivative liability related to the contingent consideration associated with the acquisition of InteKrin in 2014. There were two contingent payments payable upon the achievement of certain events: (i) the completion of the first dosing of a human subject in the first Phase 2 clinical trial for InteKrin, (“Earn-Out Payment”) and (ii) upon the execution of any license, sublicense, development, collaboration, joint venture, partnering or similar agreement between the Company and the third party (“Compound Transaction Payment”). The derivative related to the contingent consideration is accounted for as a liability and remeasured to fair value as of each balance sheet date and the related remeasurement adjustment is recognized as other income (expense), net in the consolidated statements of operations. The Company determined the fair value of the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability-weighted value was determined by summing the probability of achieving a contingent payment threshold by the respective contingent payments. The expected cash flows were discounted at a rate selected to capture the risk of achieving the contingent payment thresholds and earning the contingent payment. This risk is comprised of InteKrin’s continued development, a specific risk factor associated with meeting the contingent consideration threshold and related payout, and counterparty risk associated with the payment of the contingent consideration.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Accrued Research and Development Expense

Clinical trial costs are a component of research and development expense. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company determines the actual costs through monitoring patient enrollment, discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

Other contingent payments in which a portion of the payment is refundable or adjusts based on future performance or non-performance (e.g., through a penalty or claw-back provision) are not considered to relate solely to the Company’s past performance, and therefore, not considered substantive. Non-substantive contingent payments are classified as deferred revenue if they are ultimately expected to result in revenue recognition. The Company recognizes non-substantive contingent payments over the remaining estimated period of performance once the specific objective is achieved. Any portion of the non-substantive contingent payments, which may be required to be refunded to the collaborator are not included in deferred revenue and instead are reflected as contingent liability to collaborator on the consolidated balance sheets.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Revenue from a government contract is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the funds received are not refundable and applicable conditions under the government contract have been met. Funds received in advance are recorded as deferred revenue.

Research and Development Expense

Research and development costs are charged to expense as incurred. Research and development expense include, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates and clinical trial costs and supplies, laboratory supplies costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with manufacturing drug candidates, preclinical and clinical support activities. In certain cases, amounts received as reimbursement of research and development activities from the Company’s collaborators are recognized as a reduction in research and development expense when the Company engages in a research and development project jointly with another party, with both parties incurring costs while actively participating in project activities and both parties sharing costs and potential benefits of the arrangement. Costs incurred under the arrangements where the Company provides research services approximate the amount of revenues recorded. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

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

Stock-Based Compensation

The Company measures the cost of equity-based service awards based on the grant-date fair value of the award. The compensation cost is recognized as expense on a straight-line basis over the vesting period for options, restricted common stock and restricted stock units (RSUs). Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company adopted the ASU No. 2016-09, Compensation-Stock Compensation Improvements to Employee Share-Based Payment, electing to account for forfeitures as they occur as of January 1, 2017.

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

The Company utilizes the Black-Scholes option-pricing model for estimating fair value of its stock options, ESPP and restricted common stock granted. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, the expected life of the award, and estimated forfeitures. For RSUs, the Company base the fair value of awards on the closing market value of the common stock at the date of grant.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheet at December 31, 2017 and 2016.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss included unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the years ended December 31, 2017, 2016 and 2015.

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

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method. The Company has evaluated its contracts and assessed that the license agreement with Daiichi Sankyo is the only contract that would be impacted by the new revenue standard. As a result of Daiichi Sankyo’s decision in July 2017 to opt-out of the development of CHS-0214 in Japan, the Company recognized the remaining deferred revenue under this license agreement in the second quarter of 2017. Therefore, the Company concluded that the adoption of this standard will not have a material impact on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted. The Company concluded that the adoption of ASU 2016-01 will not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company plans to adopt this new standard prospectively on January 1, 2019 and is evaluating the impact of the adoption of this standard on its unaudited condensed financial statements. The Company expects that it will increase its lease assets and correspondingly increase its lease liabilities. The Company is unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of the lease commitments as of the adoption date.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its condensed consolidated financial statements and related disclosures. The Company expects that it will only affect the cash flow presentation of Intekrin contingent consideration related to compound transaction payment (see Note 3) when it ultimately settles.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-16 will have a material effect on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (ASU 2016-18). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim periods thereafter. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material effect on its consolidated financial statements and related disclosures.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,373	$125,373	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$126,218	$126,218	$—	$—
Liabilities:
Contingent consideration	$3,290	$—	$—	$3,290

	Fair Value Measurements
	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$104,240	$104,240	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$105,085	$105,085	$—	$—
Liabilities:
Contingent consideration	$5,550	$—	$—	$5,550

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon the achievement of certain events specified in the agreements. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The InteKrin purchase agreement provides for contingent consideration to be paid upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 ("Earn-Out Payment") and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). The Company valued the two contingent consideration scenarios (the Earn-Out Payment and the Compound Transaction Payment) using a probability-weighted discounted cash flow approach. A probability of reaching each contingent consideration threshold was estimated by Company’s management. As of December 31, 2014, the Earn-Out Payment was expected to occur in January 2015 with a 98% probability of occurrence. As part of that analysis, a 25% risk-adjusted discount rate was used to measure a present value. A separate credit spread was not applied to the Earn-Out Payment fair value since the consideration was to be made in common stock shares. The size of the contingent consideration was a fixed number of common stock shares, but the value fluctuated with the value of a common stock share. The Compound Transaction applied the same 25% risk-adjusted discount rate and also captured an additional 6% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. The size of the consideration is tiered based on the size of a license or similar agreement with a third party and the timing of such agreement. The change in the fair value of the contingent consideration liability is recognized in other income (expense), net within the consolidated statement of operations.

On March 6, 2015, the Company achieved the first dosing of a human subject in a phase 2 clinical trial for CHS-131 in multiple sclerosis patients, triggering the obligation to settle the first contingent Earn-Out Payment to former InteKrin stockholders. As a result, the Company issued 358,384 shares of its common stock valued at $27.48 per share and cash of $1,000 for the aggregate amount value of $9.8 million to former InteKrin stockholders. Contemporaneously, the Company recognized the additional fair value of the Earn-Out Payment of $4.1 million to other income (expense), net, in the consolidated statement of operations on March 6, 2015 and reclassified the contingent consideration liability balance to equity in the consolidated balance sheet. For the year ended December 31, 2015, the Company recognized $4.1 million in other income (expense), net in the consolidated statement of operations for the change in the fair value of the Earn-Out Payment.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of December 31, 2017 applied a 25% risk-adjusted discount rate to measure present value and also captured an additional 8.0% credit spread for counterparty credit risk given the cash payment. The Company’s management estimates of probability of occurrence and timing were used to formulate an expected cash flow. During 2017, the fair value of the compound transaction payment decreased as a result of reducing estimates of a payout to former InteKrin stockholders. The consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million. For the years ended December 31, 2017, 2016 and 2015, the Company recognized a gain of $2.3 million, a loss of $4.3 million and a loss of $460,000 in other income (expense), net in the consolidated statement of operations, respectively, as a result of the change in the fair value of the Compound Transaction Payment.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2015	$1,245
Change in fair value of the contingent consideration liability	4,305
Balance as of December 31, 2016	5,550
Change in fair value of the contingent consideration liability	(2,260)
Balance as of December 31, 2017	$3,290

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $94.7 million (par value $100.0 million) as of December 31, 2017 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 60% for the Company’s common stock and straight debt yield of 15.9% as of December 31, 2017.

4.	Balance Sheet Components

Prepaid Assets

Prepaid assets are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Prepaid clinical and other - related parties (see Note 13)	$908	$3,714
Prepaid clinical, material and manufacturing	15,304	25,095
Prepaid other	2,152	2,825
Prepaid assets	$18,364	$31,634

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Machinery and equipment	$15,229	$10,294
Computer equipment and software	1,586	1,500
Furniture and fixtures	714	682
Leasehold improvements	4,344	4,322
Construction in progress	702	—
Total property and equipment	22,575	16,798
Accumulated depreciation and amortization	(9,802)	(6,026)
Property and equipment, net	$12,773	$10,772

Depreciation and amortization expense was $3.4 million, $3.0 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Impairment of property and equipment was $0.6 million and $0.4 million for the years ended December 31, 2017 and 2015, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Accrued clinical - related parties (see Note 13)	$510	$3,542
Accrued clinical and manufacturing	5,462	16,039
Accrued compensation	2,074	6,945
Accrued other	1,004	1,496
Accrued liabilities	$9,050	$28,022

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreements for the periods presented as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Baxalta	$—	$188,292	$27,802
Daiichi Sankyo	1,556	1,184	2,239
Total collaboration and license revenue	$1,556	$189,476	$30,041

Daiichi Sankyo

In January 2012, the Company entered into a license agreement with Daiichi Sankyo (the “License Agreement”), under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million. The agreement had an initial term of ten years and contained provisions allowing Daiichi Sankyo to renew the agreement for an additional three years with respect to particular countries. Daiichi Sankyo also had the right to terminate the agreement, in its entirety or on a country-by-country basis, at any time if the development and/or commercialization was not deemed viable, if material safety, efficacy or patient tolerability issues could not be remedied or overcome, or during the opt-out window after the achievement of specified objectives in the agreement. In 2012, Daiichi Sankyo opted out of the development and commercialization of etanercept in Taiwan and South Korea, and chose not to exercise their option with respect to the development and commercialization of etanercept and rituximab in China.

The Company identified the following deliverables under the agreement: (1) the transfer of intellectual property rights (license), and (2) the manufacture of drug materials for clinical development purposes. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the total consideration of the agreement. The Company concluded that the license was not a separate unit of accounting because Daiichi Sankyo could not benefit from the use of the license rights for their intended purpose

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

without the products manufactured by the Company. Daiichi Sankyo relied upon the Company to manufacture and supply the products necessary for Daiichi Sankyo’s development because the related manufacturing know-how specific to the products is proprietary to the Company and Daiichi Sankyo does not have the right to manufacture the licensed product. The Company determined that neither of the deliverables have standalone value and, therefore, the deliverables were accounted for as a single unit of accounting with the upfront fee recognized as revenue on a straight-line basis over its estimated period of performance of approximately three years. The Company determined that the straight-line method of revenue recognition was most appropriate for this agreement given there is no discernable pattern of its performance under the arrangement. The Company regularly evaluated the reasonableness of the estimated period of performance and the amortization of deferred revenue was revised as deemed appropriate on a prospective basis. As such, the performance period was extended in September 2014 for two quarters, December 2014 for one quarter, September 2015 for two months, May 2016 for four months and December 2016 for six months.

In June 2013, the Company and Daiichi entered into a Memorandum of Understanding No. 1 (the “MOU 1”) in which both parties agreed to cooperate and share costs to conduct a global Phase 1 study of a biosimilar form of etanercept. This program was not originally contemplated in the license agreement. Under the MOU 1, the Company was responsible for gathering clinical data, formatting it into a case study report, and conducting the final analysis. The Company would transfer the clinical data and other regulatory approval application documents for the product and post marketing to Daiichi Sankyo within 90 days after finalization of such documents. Under the MOU 1, Daiichi’s Sankyo’s overall cost sharing responsibility included (i) 33% of the total budgeted cost and (ii) 100% of the cost of the comparator drug (Enbrel) used for the Japanese volunteers. The amounts received from Daiichi Sankyo under this cost sharing responsibility were recognized as a reduction in research and development expense as the Company engaged in a research and development project jointly with Daiichi Sankyo, with both parties incurring costs while actively participating in development activities and both parties sharing costs and potential benefits of the arrangement. The Company accounted for the MOU 1 as a separate arrangement, which was not deemed to be a material modification of the original license agreement with Daiichi Sankyo.

In January 2014, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 2 (the “MOU 2”) in which both parties agreed to cooperate to conduct a global Phase 3 clinical trial in rheumatoid arthritis. In June 2015, the parties also entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis. Daiichi Sankyo was responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 2 and MOU 3 in which the Company supplied finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimbursed these research and development costs in quarterly advance payments, for which the Company recorded $1.1 million as advance payments under license agreement in the consolidated balance sheet as of December 31, 2016. The Company recognized the advance payment as a reduction in the research and development expense when the research and development activity was performed.

In July 2016 and December 2016, the Company entered into three memoranda of understanding (“MOU 4,” “MOU 5” and “MOU 6,” and together with MOU 1, MOU 2 and MOU 3, the “MOUs”) with Daiichi Sankyo. Under MOU 4, MOU 5 and MOU 6, the Company received $4.5 million for reimbursements of certain past costs incurred and the Company recognized these reimbursements as a reduction of research and development expenses when the research and development activity was performed. The Company accounted for the above MOUs as a separate arrangement, which was not deemed to be a material modification of the License Agreement.

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

As of December 31, 2017, there was no deferred revenue in the condensed consolidated balance sheet. As of December 31, 2016, $1.6 million of revenue was deferred under all arrangements with Daiichi Sankyo, of which $0.9 million was included in current liabilities and $0.7 million was included in non-current liabilities in the consolidated balance sheet.

The Company recognized in its consolidated statements of operations a reduction of research and development expense related to the costs reimbursed by Daiichi Sankyo of $4.2 million, $9.7 million and $16.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Baxalta

The Company entered into a license agreement in August 2013 and two subsequent amendments thereto with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”) (then Baxter International, Inc., part of Shire plc as of June 2016), to develop and commercialize an etanercept biosimilar molecule, CHS-0214 worldwide, excluding the U.S., Japan, Taiwan, South Korea, China and most of the Caribbean and South American nations (as amended, the “Baxalta Agreement”).

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

The regulatory milestone payments were considered substantive as the achievement was subject to the significant uncertainty as to the outcome of the development efforts, by the Company, over an extended period of time, and the Company’s substantive performance obligation under the license agreement, which included efforts associated with the clinical trials and filing and approval of drug applications by regulatory authorities in various countries. Therefore, the Company recognized revenue associated with these respective contingent payments when each of the specific events were achieved.

On September 26, 2016, Shire issued a termination notice of the Baxalta Agreement, in its entirety as part of its strategic portfolio review after its acquisition of Baxalta. Upon the termination of the Baxalta Agreement, the Company regained from Shire all development and commercial rights previously licensed under the CHS-0214. There were no further contractual obligations and the Company recognized the outstanding balances of deferred revenue of $85.8 million and contingent liability to collaborator of $76.7 million as revenue in its consolidated statements of operations in 2016.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

6.	Debt Obligations

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

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes. These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions. As of December 31, 2017, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

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

The following table summarizes information about the components of the Convertible Notes as of December 31, 2017 (in thousands):

December 31,
2017
Principal amount of the Convertible Notes	$81,750
Unamortized debt discount and debt issuance costs	(5,544)
Convertible Notes	$76,206
Principal amount of the Convertible Notes - related parties	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,848)
Convertible Notes - related parties	$25,402
Total Convertible Notes	$101,608

If the Convertible Notes were converted on December 31, 2017, the holders of the Convertible Notes would receive common shares with an aggregate value of $39.4 million based on the Company’s closing stock price of $8.80.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The following table presents the components of interest expense of the Convertible Notes for the year ended December 31, 2017 (in thousands):

Year Ended
December 31, 2017
Stated coupon interest	$6,150
Accretion of debt discount and debt issuance costs	1,014
Interest expense	$7,164
Stated coupon interest - related parties	$2,050
Accretion of debt discount and debt issuance costs - related parties	338
Interest expense - related parties	$2,388
Total interest expense	$9,552

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $7.4 million as of December 31, 2017, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 4.25 years. The annual effective interest rate is 9.48% for the Convertible Notes. During the years ended December 31, 2017 and 2016, the Company recognized total interest expense of $9.6 million and $7.9 million related to the Convertible Notes’ accrued interest and amortization of the debt discount, respectively.

Future payments on the Convertible Notes as of December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$8,200
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	143,850
Less amount representing interest	(34,850)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(7,392)
Net carrying amount of Convertible Notes	$101,608

7.	Commitments and Contingencies

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI Biopharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of January 22, 2019.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against the Company in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6).The District Court issued a publicly available version of the Magistrate Judge’s Report and Recommendation on January 11, 2018. The Company expects the District Court to decide in the latter part of the first or early part of the second quarter of 2018 whether to adopt the Magistrate Judge’s recommendation.

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

The Company entered into the Seventh Amendment to the Current Lease (the “Seventh Amendment”) with its current landlord when the New Lease was entered into. The Seventh Amendment provided early termination of the Current Lease, which was effective in December 2015 when the New Leased commenced.

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

In addition, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the New Lease. Provided that no default occurs under the terms of the New Lease, the Company will be entitled to periodically reduce the amount of the Letter of Credit down to approximately $0.3 million as of the last day of the sixtieth full calendar month of the Lease Term. The Company has recorded the $0.8 million Letter of Credit in restricted cash, non-current within its consolidated balance sheet at December 31, 2017 and 2016.

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

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

The future minimum lease payments for all of the Company’s leased facilities as of December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$2,601
2019	2,588
2020	2,595
2021	2,672
2022	2,518
Total minimum lease payments	$12,974

Rent expense was $2.3 million, $1.7 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

8.	Stockholders’ Equity

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

On October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen will act as its sales agent (the “ATM Offering Program”). Cowen is entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s Shelf Registration Statement. The Company filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In November and December 2016, the Company sold 2,015,987 shares of common stock at a weighted average price of $28.04 per share through its ATM Offering Program and received total gross proceeds in 2016 of $56.5 million. After deducting commissions of $1.7 million and offering expenses of $0.2 million, the net proceeds were $54.6 million. In January and December 2017, the Company sold 925,999 shares of common stock at a weighted average price of $12.42 per share through its ATM Offering Program and received total gross proceeds of $11.5 million. After deducting commission of $0.3 million and offering expense of $0.1 million, the net proceeds were $11.1 million. In January 2018, the Company issued and sold 183,316 shares of common stock at a weighted average price of $9.38 per share through its ATM Offering Program and received total net proceeds of $1.7 million.

In February and March 2017, the Company issued and sold 5,294,902 shares of common stock at a price of $24.25 per share. The Company received total gross proceeds from the offering of $128.4 million. After deducting underwriting discounts and commissions of $7.7 million and offering expense of $0.3 million, the net proceeds were $120.4 million.

In August 2017, the Company issued and sold an aggregate of 6,556,116 shares of common stock to V-Sciences Investments Pte Ltd, a private limited Singapore company, (“Temasek”) in a private placement transaction at an offering price of $11.4397 per share for gross proceeds of $75.0 million. After deducting offering expenses of $0.1 million, the net proceeds were $74.9 million. Pursuant to the stock purchase agreement, Temasek may purchase additional shares of common stock equal to gross proceeds of $75.0 million, subject to certain conditions. On September 22, 2017, the Company filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction as of August 2017, and it was declared effective by the SEC on October 16, 2017.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

In December 2017, the Company issued an aggregate of 776,104 shares of common stock to KBI Biopharma, Inc., a contract manufacturing organization (“KBI”), in a private placement transaction at an offering price of $8.7746 per share amounting to $6.8 million. Pursuant to the purchase agreement, as consideration for the issuance of the shares, the Company will not be charged the (i) $4.1 million postponement fee, owed by the Company pursuant to the master service agreement for the postponement of the start of the 2017 manufacturing campaign of CHS-1701, (ii) $2.7 million campaign reservation fee for the second 2018 manufacturing campaign of CHS-1701 and (iii) increase of certain batch fees until the 2018 manufacturing campaign of CHS-1701 begins. The Company provided to KBI the right to receive contingent cash royalty payments, in an amount not to exceed $0.7 million in aggregate, upon the achievement of certain conditions related to the timing of the delivery by KBI to the Company of CHS-1701 (see Note 7).

9.	Stock Option Plans and Stock-Based Compensation

Restricted Common Stock (“Founders Shares”)

During 2010 and 2011, the Company issued shares of restricted common stock to its founders under our founders’ shares agreements (such shares, the “Founders’ Shares”). As of December 31, 2015, all shares were fully vested and there were no shares subject to repurchase. The Company recognized stock-based compensation expense within its consolidated statement of operations of $9,000 for the year ended December 31, 2015, related to shares of common stock granted pursuant to the Founders’ Shares agreements.

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the closing of the Company’s IPO on November 6, 2014. The Company is authorized to issue 11,058,518 shares of common stock under the 2014 Plan and had 171,672 shares of common stock available for future issuance as of December 31, 2017. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares than would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The Company reserved for future issuance under the 2016 Plan a total of 1,000,000 shares of its common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available. As of December 31, 2017, the Company is authorized to issue 994,000 shares of common stock under the 2016 Plan and had 345,500 shares of common stock available for future issuance.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options were granted to generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 and 2014 Plans:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price
Balances at December 31, 2016	10,150,136	$15.636
Authorized	—	—
Granted - at fair value	2,890,250	17.403
Exercised	(162,978)	2.958
Forfeited /cancelled	(1,471,189)	22.955
Balances at December 31, 2017	11,406,219	$15.321

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Additional information related to the status of options as of December 31, 2017 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	11,406,219	$15.321	7.04	$24,236
Options vested and expected to vest	11,406,219	$15.321	7.00	$24,236
Options vested and exercisable	6,618,281	$12.617	5.95	$23,424

During the years ended December 31, 2017, 2016 and 2015, the total estimated fair value of the options vested was $29.4 million, $23.2 million and $14.6  million, respectively and the estimated weighted-average grant-date fair value of options granted was $11.70, $13.32 and $18.42 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $15.8 million and $22.4 million, respectively.

The Company recognized stock-based compensation expenses of $29.0 million, $23.2 million and $14.7 million in 2017, 2016 and 2015, respectively, related to employee stock options. As of December 31, 2017, total unrecognized stock-based compensation expenses related to unvested employee stock options was $51.9 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.20 years.

Restricted Stock Units

In August 2017, the Compensation Committee of the Company’s board of directors approved the granting of restricted stock units (“RSUs”) to its employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest from the applicable grant date according to the following vesting schedules: 50% after twelve months, 25% after 18 months, and 25% after 24 months, provided the employee remains continuously employed with the Company. The fair value of RSUs is equal to the closing price of our common stock on the applicable grant date of the RSUs.

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Value
Balances at December 31, 2016	—	$—
RSUs granted	457,207	10.432
RSUs vested	(316,205)	8.935
RSUs cancelled	(20,625)	12.700
Balances at December 31, 2017	120,377	$13.975

During the year ended December 31, 2017, the total estimated grant date fair value of RSUs was $6.4 million, including a $4.3 million 2017 bonus payout settled in RSUs. The total fair value of RSUs vested was $2.9 million, including a $2.7 million 2017 bonus payout settled in RSUs. The estimated weighted-average grant-date fair value of RSUs granted was $10.43 per share.

The Company recognized stock-based compensation expenses of $0.6 million in 2017, related to RSUs. As of December 31, 2017, total unrecognized stock-based compensation expenses related to unvested RSUs was $1.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.52 years.

Nonemployees Stock-Based Compensation

The Company granted 60,000, 248,650 and 198,750 stock options to purchase shares of common stock to nonemployees during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average exercise price of the options granted in 2017, 2016 and 2015 was $13.47, $18.16 and $26.51 per share, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense related to options granted to nonemployees of $1.9 million, $4.2 million and $2.0 million, respectively. The Company remeasures the fair value of the unvested nonemployee options at each period using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the options.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year, beginning with the Company’s fiscal year following the year of this offering, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date, 320,000 shares of common stock, or a number of shares as determined by the Company’s board of directors. The ESPP had 1,500,715 shares of common stock available for future issuance as of December 31, 2017. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The first offering period of ESPP commenced on November 16, 2017. The Company recognized stock-based compensation expenses of $80,000 in 2017 related to the ESPP. As of December 31, 2017, there was $0.2 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of five months.

Stock-Based Compensation

The stock-based compensation expense is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$15,104	$13,592	$8,038
General and administrative	18,293	13,829	8,683
	$33,397	$27,421	$16,721

The Company has a change of control and involuntary termination benefit agreement in place with the Company’s senior executives. The agreement provided for severance terms, acceleration of options and extension of exercise period in the event of a change of control or involuntary termination. For the year ended December 31, 2017, the Company recorded a non-cash stock-based compensation expense for option modifications of $0.5 million and $1.3 million, which was reflected in research and development and general and administrative expenses in the consolidated statement of operations, respectively. The stock-based compensation expense for the option modifications were primarily due to the Company’s restructuring plan completed in June 2017 (see Note 10).

Valuation Assumptions of Awards Granted to Employees
The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)
Stock options	6.00	6.00	6.00
ESPP	0.50	—	—
Expected volatility
Stock options	76%	75%	78%
ESPP	68%	—	—
Risk-free interest rate
Stock options	2.01%	1.42%	1.62%
ESPP	1.42%	—	—
Expected dividend yield
Stock options	0%	0%	0%
ESPP	0%	—	—

Expected Term: The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term.

Expected Volatility: The Company used an average historical stock price volatility of industry peers as representative of future stock price volatility since the Company does not have sufficient trading history for its common stock.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Risk-Free Interest Rate: The Company based the risk-free interest rate by using an equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model

10.	Restructuring

On June 21, 2017, the Company commenced and completed a restructuring plan to reduce operating costs to better align its workforce with the needs of its business following the FDA’s June 2017 issuance of a CRL for its BLA for CHS-1701, in which the FDA stated that it cannot approve the Company’s BLA for CHS-1701 in its present form and provided recommendations to the Company to address the issues raised in the letter.

In connection with the restructuring, the Company recorded aggregate restructuring charges in its consolidated statement of operations of $3.6 million in June 2017. The restructuring charges included one-time termination fees and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in the consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million was reflected in research and development and general and administrative expenses in the consolidated statement of operations, respectively. As of December 31, 2017, the Company has paid out $2.1 million in personnel-related restructuring charges and expects to pay the remainder by the end of the first quarter of 2018. As of December 31, 2017, $0.1 million of restructuring liabilities remain on the Company’s consolidated balance sheet.

11.	Income Taxes

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

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(222,674)	$(95,776)	$(220,059)
Foreign	(15,496)	(31,561)	(3,201)
Total	$(238,170)	$(127,337)	$(223,260)

There was no provision for income taxes for all years presented due to the establishment of a full valuation allowance against the Company’s deferred tax assets.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	0.80	1.98	0.70
Foreign rate differences	(2.21)	(8.43)	(0.49)
Permanent items	(0.19)	(2.02)	(1.25)
Research and development credit	2.10	8.38	2.46
Effect in NOLs due to adoption of ASU 2016-09	4.55	—	—
U.S. Tax Reform tax rate change	(36.90)	—	—
Other	(0.21)	(0.13)	0.57
Change in valuation allowance	(1.94)	(33.78)	(35.99)
Effective income tax rate	—%	—%	—%

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s net deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$134,420	$136,854
Research and development credits	34,435	26,172
Depreciation and amortization	336	645
Stock-based compensation	13,119	11,995
Other accruals	655	2,495
Deferred revenue	—	531
Gross deferred tax assets	182,965	178,692
In-process research and development	(550)	(891)
Gross deferred tax liabilities	(550)	(891)
Total net deferred tax asset	182,415	177,801
Less valuation allowance	(182,415)	(177,801)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which will allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company has adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% and assessed the realizability of its deferred tax assets based on the current understanding of the provisions of the new law. The Company considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements over the next twelve months.

The valuation allowance increased $4.6 million, $43.0 million and $79.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $624.3 million, which will start to expire beginning in 2031, and various state net operating loss carryforwards of approximately $43.6 million, which have various expiration dates beginning in 2031. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization.

As of December 31, 2017, the Company had federal research and development credit carryforwards of approximately $37.5 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $14.8 million, which can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2017 and 2016. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization.

The Company adopted ASU 2016-09 on January 1, 2017. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The standard requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had a previously unrecognized deferred tax asset of $10.8 million relating to the excess tax benefits. Upon adoption, the Company recognized this

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

excess tax benefit as a deferred tax asset with a corresponding increase to its deferred tax asset valuation allowance. Additionally, as provided for under this new guidance, the Company elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company files U.S, California and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$18,682	$10,605	$3,816
Additions based on tax positions related to current year	3,387	6,111	3,633
Additions for tax positions of prior years	(6,387)	1,966	3,156
Balance at end of year	$15,682	$18,682	$10,605

As of December 31, 2017 and 2016, the Company had approximately $15.7 million and $18.7 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next 12 months as reductions for tax positions of prior years.

12.	Net Loss Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coherus (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to Coherus	$(238,170)	$(127,337)	$(223,260)
Denominator:
Weighted-average common shares outstanding	53,133,620	41,912,300	37,125,617
Less: weighted-average unvested common shares subject to repurchase (1)	—	—	(3,609)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	53,133,620	41,912,300	37,122,008
Net loss per share attributable to Coherus, basic and diluted	$(4.48)	$(3.04)	$(6.01)

(1)	Shares were excluded as such shares represent restricted common stock (founders’ shares), which vest contingently upon the holders’ continued services to the Company.

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Stock options, including purchases from contributions to ESPP	11,433,069	10,150,136	7,808,842
Restricted stock units	120,377	—	—
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871	—
Total	16,027,317	14,624,007	7,808,842

In February 2018, the Company’s board of directors approved the Company’s refresh option grant of 2,490,100 shares to the employees and directors.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

13.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the chief executive officer of Medpace Inc. (“Medpace”). As such, Medpace was deemed to be a related party. As of December 31, 2017, the Company had $0.9 million in prepaid assets (prepaid clinical and other–related parties), $0.2 million in accounts payable–related parties, and $0.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. As of December 31, 2016, the Company had $3.7 million in prepaid assets (prepaid clinical and other–related parties), $2.2 million in current other assets, $0.9 million in accounts payable–related parties, and $3.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s consolidated balance sheet associated with Medpace. The Company recognized $8.2 million, $34.6 million and $42.5 million during years ended December 31, 2017, 2016 and 2015, respectively, for services rendered by Medpace within research and development expense in the consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of December 31, 2017 and 2016, there were no such related party balances in the Company’s consolidated balance sheets. The Company recorded in research and development expense in its consolidated statements of operations, $17,000, $135,000 and $258,000 for the years ended December 31, 2017, 2016 and 2015, respectively, for services rendered by the recruiting company. The Company recorded in general and administrative expense in its consolidated statements of operations, $62,000, $178,000 and $559,000 for the year ended December 31, 2017, 2016 and 2015, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

InteKrin Acquisition

In February 2014, the Company completed the acquisition of the InteKrin for total consideration of $5.0 million. Mr. Dennis M. Lanfear, the chief executive officer of the Company, was the chairman of the board and acting president of InteKrin at the time of the acquisition. As such, the InteKrin acquisition was a related party transaction. Mr. Lanfear also owns 10% of the outstanding securities of InteKrin Russia, a majority owned subsidiary of InteKrin.

14.	Subsequent Events

In February 2018, the Company’s board of directors approved an option grant of 2,490,100 shares at an exercise price of $10.05 to the employees and directors.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

15.	Supplementary Data – Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the quarters ended December 31, 2017 and 2016:

	2017 Quarter End
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenue	$161	$1,395	$—	$—
Total operating expenses	72,578	58,033	56,615	46,466
Net loss	(74,822)	(55,402)	(58,993)	(49,069)
Net loss attributable to Coherus	(74,778)	(55,336)	(58,989)	(49,067)
Net loss per share attributable to Coherus, basic and diluted	(1.54)	(1.08)	(1.09)	(0.84)

	2016 Quarter End
	March 31	June 30	September 30	December 31
Total revenue (1)	$12,359	$14,068	$162,835	$844
Total operating expenses	76,711	76,804	78,218	74,304
Net income (loss) (1)	(65,538)	(70,150)	83,844	(75,944)
Net income (loss) attributable to Coherus (1)	(65,388)	(69,967)	83,939	(75,921)
Net income (loss) per share attributable to Coherus:
Basic (1)	(1.67)	(1.72)	1.93	(1.71)
Diluted (1)	(1.67)	(1.72)	1.67	(1.71)

(1)

In June 2016, Shire completed its acquisition of Baxalta and as part of its strategic portfolio review issued a termination notice of the Baxalta Agreement in its entirety on September 26, 2016. As such, the Company regained from Shire all development and commercial rights previously licensed under CHS-0214. There were no further contractual obligations. Therefore, the Company recognized the outstanding balances of deferred revenue and contingent liability to collaborator of $85.8 million and $76.7 million, respectively, as revenue in the three months ended September 30, 2016 (see Note 5), and resulted in net income and net income attributable to Coherus for the three months ended September 30, 2016.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Coherus BioSciences, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2018

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2017.

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

	(3)	We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/13/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated as of September 10, 2015, by and between Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	4.1

4.3	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.4	Third Amended and Restated Investor Rights Agreement, dated as of May 9, 2014 by and among Coherus BioSciences, Inc. and certain investors named therein.	S-1	9/25/2014	4.3

4.5	Registration Rights Agreement, dated as of August 21, 2017, by and between V-Sciences Investments Pte Ltd and Coherus BioSciences, Inc.	8K	8/22/2017	4.1
4.6	Registration Rights Agreement, dated as of November 30, 2017, by and between KBI Biopharma, Inc. and Coherus BioSciences, Inc.	8K	12/5/2017	4.1

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2(a)†	License Agreement, effective August 30, 2013, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1/A	10/20/2014	10.2(a)

10.2(b)†	First Amendment to License Agreement, effective February 7, 2014, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.2(b)

10.3†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.4†	Non-Exclusive License Agreement, effective July 10, 2013, by and between Genentech, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.4

10.5†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.6†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.7	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.8(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.8(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.9(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.10(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.10(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.11#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.12#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.13#	Separation Agreement, effective June 30, 2014, by and between Douglas Farrar and Coherus BioSciences, Inc.	S-1	9/25/2014	10.14

10.14†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.15(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.15(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.15(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.15(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.15(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.16(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.16(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.16(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.16(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

10.17†	Amended and Restated License Agreement, effective April 10, 2015, by and among Baxter International Inc., Baxter Healthcare Corporation, and Baxter Healthcare SA and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.1

10.18(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.18(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.19	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.20	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.21	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.22	Stock Purchase Agreement dated as of September 10, 2015 by and among Baxalta Incorporated, Baxalta US Inc. and Baxalta GmbH and Coherus BioSciences, Inc.	8-K	9/14/2015	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.23	Convertible Note Purchase Agreement, dated as of February 29, 2016, among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto (including the form of Note attached thereto as Exhibit A).	8-K	2/29/2016	10.1

10.24	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	10-Q	5/9/2016	10.2

10.25(a)	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.25(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.25(c)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.25(d)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.26	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.27	Stock Purchase Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc. and V-Sciences Investments Pte Ltd.	8-K	8/22/2017	10.1

10.28	Stock Purchase Agreement, dated as of November 30, 2017, by and between Coherus BioSciences, Inc. and KBI Biopharma, Inc.	8-K	12/5/2017	10.1

10.29	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10Q	11/06/2017	10.2

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: March 8, 2018	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer (Principal Executive Officer)

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

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2018

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	March 8, 2018

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	March 8, 2018

/s/ Christos Richards Christos Richards	Director	March 8, 2018

/s/ Ali J. Satvat Ali J. Satvat	Director	March 8, 2018

/s/ August J. Troendle, M.D. August J. Troendle, M.D.	Director	March 8, 2018

/s/ Mats Wahlström Mats Wahlström	Director	March 8, 2018

/s/ Mary T. Szela Mary T. Szela	Director	March 8, 2018