Form 10-Q
period 2018-03-31
Coherus BioSciences, Inc.
filed 2018-05-10
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 61,163,142 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

whether the U.S. Food and Drug Administration (“FDA”) will accept our biologics license application (“BLA”) for CHS-1701 (our pegfilgrastim (Neulasta®) biosimilar candidate) and will ultimately approve CHS-1701 for commercialization;

•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1701, CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);

•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1701, CHS-1420 and CHS-0214;
•

whether we will be able to initiate preclinical development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate) and clinical development for CHS-3351 (our ranibizumab (Lucentis®) biosimilar candidate);

•	our ability to obtain and maintain regulatory approval of any product candidates;
•	the cost, timing and outcomes of litigation involving our product candidates;
•	our ability to build the sales and marketing infrastructure for CHS-1701;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of our product candidates;
•	the rate and degree of market acceptance of our current or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Enbrel, Lucentis and Eylea;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$82,021	$126,911
Investments in marketable securities	13,143	—
Restricted cash	50	60
Prepaid manufacturing	14,206	14,969
Other prepaid assets (includes related parties of $0 and $908 as of March 31, 2018 and December 31, 2017, respectively)	2,789	3,395
Other assets	32	142
Total current assets	112,241	145,477
Property and equipment, net	11,859	12,773
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	13
Total assets	$128,462	$162,611
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,331	$15,481
Accounts payable - related parties	34	233
Accrued liabilities (includes related parties of $0 and $510 as of March 31, 2018 and December 31, 2017, respectively)	9,394	9,050
Contingent consideration	3,498	3,290
Other liabilities	367	341
Total current liabilities	27,624	28,395
Convertible notes	76,474	76,206
Convertible notes - related parties	25,492	25,402
Other liabilities, non-current	1,960	2,073
Total liabilities	131,550	132,076
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	6	6
Additional paid-in capital	818,753	808,060
Accumulated other comprehensive loss	(764)	(750)
Accumulated deficit	(819,789)	(775,492)
Total Coherus stockholders' equity (deficit)	(1,794)	31,824
Non-controlling interest	(1,294)	(1,289)
Total stockholders' equity (deficit)	(3,088)	30,535
Total liabilities and stockholders’ equity (deficit)	$128,462	$162,611

(1)

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2018.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Collaboration and license revenue	$—	$161
Operating expenses:
Research and development (includes related party of $1,479 and $3,791 for the three months ended March 31, 2018 and 2017, respectively)	25,455	53,775
General and administrative (includes related party of $34 and $65 for the three months ended March 31, 2018 and 2017, respectively)	16,577	18,803
Total operating expenses	42,032	72,578
Loss from operations	(42,032)	(72,417)
Interest expense (includes related party of $602 and $593 for the three months ended March 31, 2018 and 2017)	(2,408)	(2,376)
Other income (expense), net	138	(29)
Net loss	(44,302)	(74,822)
Net loss attributable to non-controlling interest	5	44
Net loss attributable to Coherus	$(44,297)	$(74,778)

Net loss per share attributable to Coherus, basic and diluted	$(0.74)	$(1.54)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	60,122,050	48,711,958

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(44,302)	$(74,822)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(1)	(9)
Foreign currency translation adjustments, net of tax	(13)	(168)
Comprehensive loss	(44,316)	(74,999)
Comprehensive loss attributable to non-controlling interest	5	44
Comprehensive loss attributable to Coherus	$(44,311)	$(74,955)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(44,302)	$(74,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922	865
Remeasurement of fair-value contingent consideration	208	390
Non-cash accretion of discount on marketable securities	(44)	(19)
Non-cash interest expense from amortization of debt discount	358	326
Stock-based compensation expense	8,720	7,810
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	—	1,833
Prepaid manufacturing	763	(923)
Other prepaid assets	606	2,076
Other assets	109	118
Accounts payable	(1,068)	(7,265)
Accounts payable - related parties	(199)	1,232
Accrued and other liabilities	456	(4,831)
Deferred revenue	—	(168)
Other liabilities, non-current	(113)	101
Net cash used in operating activities	(33,584)	(73,277)
Investing activities
Purchases of property and equipment	(81)	(1,691)
Purchases of investments in marketable securities	(13,100)	(49,887)
Net cash used in investing activities	(13,181)	(51,578)
Financing activities
Proceeds from common stock offering, net of underwriters discounts and commissions	1,781	124,866
Payments of common stock offering issuance costs	(128)	(134)
Proceeds from issuance of common stock upon exercise of stock options	225	265
Net cash provided by financing activities	1,878	124,997
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(13)	(165)
Net decrease in cash, cash equivalents and restricted cash	(44,900)	(23)
Cash, cash equivalents, and restricted cash at beginning of period	127,756	125,792
Cash, cash equivalents, and restricted cash at end of period	$82,856	$125,769

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

Need to Raise Additional Capital

As of March 31, 2018, the Company had an accumulated deficit of $819.8 million and cash and cash equivalents and short-term investments in marketable securities of $95.2 million. In the first quarter of 2018, the Company issued and sold 192,642 shares of common stock at a weighted average price of $9.53 per share through its ATM Offering Program and received total net proceeds of $1.8 million (see Note 8). The Company believes that its current available cash and cash equivalents and short-term investments in marketable securities will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. The Company will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of March 31, 2018: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, were a net loss of $8,000 and a net gain of $171,000, respectively.

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

Collaboration and license revenue of $161,000 from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) was attributable to the non-U.S. geographic region and accounted for 100% of the revenue recognized during the three months ended March 31, 2017.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash is comprised of cash and highly liquid investments with remaining maturities of 90 days or less at the date of purchase. The Company limits cash investments to financial institutions with high credit standings; therefore, management believes that there is no significant exposure to any credit risk in the Company’s cash, cash equivalents and restricted cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows.

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$82,021	$124,924
Restricted cash	50	60
Restricted cash - non-current	785	785
Total cash, cash equivalents and restricted cash	$82,856	$125,769

Restricted cash consists of cash held in money market accounts at banks. The restricted cash is used as collateral against the Company’s corporate credit cards and is classified as current; restricted cash – non-current is held to cover the standby letter of credit issued by the Company’s landlord to drawdown on in the event the facility lease is breached.

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other expense, net, based on the specific identification method.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from

Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “New Revenue Standard”) on January 1, 2018 using the modified retrospective method.

The Company did not have any sources of revenue or active revenue arrangement upon adoption of the New Revenue Standard, therefore, no adjustment to its retained earnings was required. If, and when, the Company initiates product sales or enters into a new revenue arrangement, the Company will apply the New Revenue Standard accordingly.

Prior to the adoption of the New Revenue Standard, the Company recognized revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition when persuasive evidence of an arrangement existed; transfer of technology had been completed, services had been performed or products had been delivered; the fee was fixed and determinable; and collection was reasonably assured.

For revenue agreements with multiple elements, the Company identified the deliverables included within the agreement and evaluated which deliverables may represent separate units of accounting based on the achievement of certain criteria, including whether the delivered element had stand-alone value to the collaborator. Deliverables under the arrangement were considered a separate unit of accounting if (i) the delivered item had value to the customer on a standalone basis and (ii) if the arrangement included a general right of return relative to the delivered item and delivery or performance of the undelivered items were considered probable and substantially within the Company’s control.

The Company determined how to allocate arrangement consideration to identified units of accounting based on the selling price hierarchy provided under the relevant guidance. The selling price used for each unit of accounting was based on vendor-specific objective evidence, if available, third party evidence if vendor-specific objective evidence was not available or estimated selling price if neither vendor-specific nor third-party evidence was available. Management was required to exercise considerable judgment in determining whether a deliverable was a separate unit of accounting and in estimating the selling prices of identified units of accounting under its agreements.

Upfront payments received in connection with licenses of the Company’s technology rights were deferred if facts and circumstances dictated that the license did not have stand-alone value. Such payments were recognized as license revenue over the estimated period of performance, which was generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. The Company regularly reviewed the estimated period of performance based on the progress made under each arrangement. Amounts received as funding of research and development activities were recognized as revenue if the collaboration arrangement involved the sale of the Company’s research or development services. However, such funding was recognized as a reduction in research and development expense when the Company engaged in a research and development project jointly with another entity, with both entities participating in project activities and sharing costs and potential benefits of the arrangement.

Payments that were contingent upon the achievement of a substantive milestone were recognized in their entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met. A milestone was defined as an event that can only be achieved based on the Company’s performance where there was substantive uncertainty about whether the event would be achieved at the inception of the arrangement. Events that were contingent upon on the passage of time or counterparty performance were not considered milestones under accounting guidance. The Company’s evaluation included an assessment of whether (a) the consideration was commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration related solely to past performance and (c) the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration was reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Other contingent payments in which a portion of the payment was refundable or adjustable based on future performance or non-performance (e.g., through a penalty or claw-back provision) were not considered to relate solely to the Company’s past performance, and therefore, not considered substantive. Non-substantive contingent payments were classified as deferred revenue if they were ultimately expected to result in revenue recognition. The Company recognized non-substantive contingent payments over the remaining estimated period of performance once the specific objective was achieved. Any portion of the non-substantive contingent payments, which may have been required to be refunded to the collaborator, were not included in deferred revenue but instead were reflected as a contingent liability to collaborator on the condensed consolidated balance sheets.

Contingent payments associated with the achievement of specific objectives in certain contracts that are not considered substantive because the Company does not contribute effort to the achievement of such milestones were recognized as revenue upon achievement of the objective, as long as there were no undelivered elements remaining and no continuing performance obligations by the Company, assuming all other revenue recognition criteria were met.

Research and Development Expenses

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates and clinical trial costs and supplies, laboratory supplies costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with manufacturing drug candidates, preclinical and clinical support activities. Advance payments for goods or services to be received in the future and utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

The Company considers regulatory approval of product candidates to be uncertain, and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. The Company expenses manufacturing costs as incurred to research and development expense for product candidates prior to regulatory approval. If, and when, regulatory approval of a product is obtained, the Company will begin capitalizing manufacturing costs related to the approved product into inventory.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three months ended March 31, 2018 and 2017.

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

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	March 31,
	2018	2017
Stock options, including purchases from contributions to ESPP	13,787,003	10,656,082
Restricted stock units	118,377	12,000
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	18,379,251	15,141,953

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on then current understanding of the provisions of the new law. As of March 31, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next nine months.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted.  The Company adopted ASU 2016-01 on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company plans to adopt this new standard prospectively on January 1, 2019, and is currently evaluating the impact of the adoption of this standard on its unaudited condensed financial statements. The Company expects that it will increase its lease assets and correspondingly increase its lease liabilities. The Company is unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of lease commitments as of the adoption date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company adopted ASU 2016-15 on January 1, 2018 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company early adopted ASU 2016-16 on January 1, 2018 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (ASU 2016-18). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim periods thereafter. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2018 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 and Level 2 assets, and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds.

When quoted market prices are not available for the specific security, then the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$78,125	$78,125	$—	$—
Restricted cash (money market funds)	835	835	—	—
Corporate notes and commercial paper	15,643	—	15,643	—
Total financial assets	$94,603	$78,960	$15,643	$—
Financial Liabilities:
Contingent consideration	$3,498	$—	$—	$3,498

	Fair Value Measurements
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$125,373	$125,373	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$126,218	$126,218	$—	$—
Financial Liabilities:
Contingent consideration	$3,290	$—	$—	$3,290

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	March 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$78,125	$—	$—	$78,125
Corporate notes and commercial paper	2,500	—	—	2,500
Classified as cash equivalents	$80,625	$—	$—	$80,625

Corporate notes and commercial paper	$13,144	$—	$(1)	13,143
Classified as investments in marketable securities	$13,144	$—	$(1)	$13,143

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$125,373	$—	$—	$125,373
Classified as cash equivalents	$125,373	$—	$—	$125,373

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of March 31, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of March 31, 2018 was approximately four months. The gross realized gains were $82,000 and $46,000 for the three months ended March 31, 2018 and 2017, respectively, and the gross realized losses were $0 and $19,000 for the three months ended March 31, 2018 and 2017, respectively, in the condensed consolidated statement of operations.

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of March 31, 2018 applied a 25% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the

Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

The change in the fair value of the Compound Transaction Payment was recognized in other income (expense), net within the condensed consolidated statement of operations of $208,000 and $390,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2017	$3,290
Change in fair value of the contingent consideration liability	208
Balance as of March 31, 2018	$3,498

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $101.1 million (par value $100.0 million) as of March 31, 2018 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 57.5% for the Company’s common stock and straight debt yield of 15.3% as of March 31, 2018.

4.	Balance Sheet Components

Other Prepaid Assets

Other prepaid assets are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid clinical and other - related parties (see Note 9)	$—	$908
Prepaid clinical and material	571	335
Prepaid other	2,218	2,152
Other prepaid assets	$2,789	$3,395

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$15,316	$15,229
Computer equipment and software	1,586	1,586
Furniture and fixtures	714	714
Leasehold improvements	4,344	4,344
Construction in progress	623	702
Total property and equipment	22,583	22,575
Accumulated depreciation and amortization	(10,724)	(9,802)
Property and equipment, net	$11,859	$12,773

Depreciation and amortization expense was $922,000 and $865,000 for the three months ended March 31, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical - related parties (See Note 9)	$—	$510
Accrued clinical and manufacturing	3,988	5,462
Accrued compensation	4,027	2,074
Accrued other	1,379	1,004
Accrued liabilities	$9,394	$9,050

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreement of $161,000 from Daiichi Sankyo for the three months ended March 31, 2017.

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea, with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million, which was recorded as deferred revenue and amortized over the remaining estimated performance period under the agreement using the straight line method.

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis. In July 2016 and December 2016, the Company also entered into three memoranda of understanding (“MOU 4,” “MOU 5” and “MOU 6,” and together with MOU 3, the “MOUs”) with Daiichi Sankyo. Under MOU 4, MOU 5 and MOU 6, the Company received $4.5 million for reimbursements of certain past costs incurred and the Company recognized these reimbursements as a reduction of research and development expenses when the research and development activity was performed. The Company accounted for the above MOUs as a separate arrangement, which was not deemed to be a material modification of the License Agreement.

In July 2017, Daiichi Sankyo announced its decision, which was accepted by the Company, to discontinue development of the Company’s etanercept (Enbrel) biosimilar product candidate, CHS-0214, in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. Pursuant to the License Agreement, the Company regained the rights to develop and commercialize CHS-0214 in Japan. As a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan and not having any further performance obligations under the license arrangement, the Company recognized the remaining deferred revenue of $1.4 million as a collaboration and license revenue during the second quarter of 2017 in its condensed consolidated statement of operations. As a result, there was no deferred revenue as of March 31, 2018 and December 31, 2017, in the condensed consolidated balance sheet.

On August 9, 2017, the Company and Daiichi Sankyo entered into a letter of agreement, dated July 29, 2017 to terminate the License Agreement, including, any and all MOUs and other agreements executed between the parties relating to CHS-0214. As a result, the Company did not recognize any research and development expense related to the costs reimbursed by Daiichi Sankyo for the three months ended March 31, 2018 and recognized $1.9 million as a reduction of research and development expense for the three months ended March 31, 2017, in the Company’s condensed consolidated statements of operations.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of March 31, 2018, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	March 31,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(5,276)	(5,544)
Convertible Notes	$76,474	$76,206

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,758)	(1,848)
Convertible Notes - related parties	$25,492	$25,402
Total Convertible Notes	$101,966	$101,608

If the Convertible Notes were to be converted on March 31, 2018, the holders of the Convertible Notes would receive common shares with an aggregate value of $49.4 million based on the Company’s closing stock price of $11.05.

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stated coupon interest	$1,538	$1,538
Accretion of debt discount and debt issuance costs	268	245
Interest expense	$1,806	$1,783
Stated coupon interest - related parties	$512	$512
Accretion of debt discount and debt issuance costs - related parties	90	81
Interest expense - related parties	$602	$593
Total interest expense	$2,408	$2,376

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $7.0 million as of March 31, 2018, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 4.0 years. The annual effective interest rate is 9.48% for the Convertible Notes. During the three months ended March 31, 2018 and 2017, the Company recognized total interest expense of $2.4 million and $2.4 million, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of March 31, 2018 are as follows (in thousands):

Year ending December 31,
Remainder of 2018	$6,150
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	141,800
Less amount representing interest	(32,800)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(7,034)
Net carrying amount of Convertible Notes	$101,966

7.	Commitments and Contingencies

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI BioPharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of January 22, 2019. The Company believes that this lawsuit is without merit and intends to vigorously defend its position. However, if Amgen were to be successful in its effort to seek injunctive relief, this legal action may delay the timing of the CHS-1701 commercial release, and negatively affect the Company’s future revenues and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss.

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

In the first quarter of 2018, the Company sold 192,642 shares of common stock at a weighted average price of $9.53 per share through its ATM Offering Program and received total gross proceeds of $1.8 million. After deducting commissions of $55,000, the net proceeds were $1.8 million.

As of May 9, 2018, the Company issued and sold 1,383,792 shares of common stock at a weighted average price of $12.62 per share through its ATM Offering Program during the second quarter of 2018. The Company received total gross proceeds of $17.5 million. After deducting commissions of $0.6 million, the net proceeds were $16.9 million.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$3,763	$3,900
General and administrative	4,957	3,910
	$8,720	$7,810

9.	Related Party Transactions

Transactions Associated with Medpace Agreement

One member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the condensed consolidated balance sheet as of March 31, 2018 no longer reflects balances associated with Medpace as related party amounts. As of December 31, 2017, the Company had $0.9 million in prepaid assets (prepaid clinical and other–related parties), $0.2 million in accounts payable–related parties, and $0.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $1.5 million and $3.8 million during the three months ended March 31, 2018 and 2017, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of March 31, 2018 and December 31, 2017, the Company had $34,000 and $0, respectively, as related party balances in the Company’s condensed consolidated balance sheet. Services rendered by the recruiting company of $34,000 and $65,000 was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

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

In connection with the restructuring, the Company recorded aggregate restructuring charges in its condensed consolidated statement of operations of $3.6 million in June 2017. The restructuring charges included one-time termination fees and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million were reflected in research and development and general and administrative expense in the condensed consolidated statement of operations, respectively. As of March 31, 2018, the Company has paid in full the $2.1 million of personnel-related restructuring charges with no remaining balances reflected in the Company’s condensed consolidated balance sheet.

11.	Subsequent Events

As of May 9, 2018, the Company issued and sold 1,383,792 shares of common stock at a weighted average price of $12.62 per share through its ATM Offering Program during the second quarter of 2018. The Company received total gross proceeds of $17.5 million. After deducting commissions of $0.6 million, the net proceeds were $16.9 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on March 8, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). We are developing CHS-1701, a long-acting granulocyte-colony stimulating factor, as a pegfilgrastim (Neulasta) biosimilar. In August 2016, we filed a BLA, which was accepted by the FDA in October 2016. We received a complete response letter (“CRL”) regarding this BLA from the FDA in June 2017. On May 3, 2018, we resubmitted the BLA for CHS-1701. The EMA accepted the MAA for review in November 2016.

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-tumor necrosis factor (“anti-TNF”), as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017, to support a BLA in the U.S. In March 2017, we announced positive topline results for a Phase 1 pharmacokinetic (“PK”) bridging study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira). In August 2017, we announced positive topline results for a Phase 1 PK bridging study comparing CHS-1420 to European manufactured Humira. We anticipate additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the BLA filing in a manner to be able to launch CHS-1420 in the U.S. after the Humira formulation patents expire, which is currently projected to be in August 2022, or at the time such Humira formulation patents are invalidated in the U.S.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). We are developing CHS-0214, a second anti-TNF, as an etanercept (Enbrel) biosimilar. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two Phase 1 PK bridging studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan. In August 2017, we consequently entered into a termination letter for our license agreement, memorandums of understanding and other agreements with Daiichi Sankyo relating to CHS-0214 and we regained the development rights for CHS-0214 in Japan. We have deprioritized MAA activities relative to other corporate objectives until such time we identify one or more commercialization partners for CHS-0214. We anticipate additional investment in manufacturing activities will be required prior to any MAA or BLA submissions. We have worldwide development and commercial rights to this product except for certain Caribbean and Latin American countries. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable until expiration, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration or invalidation.

•

CHS-131 (our oral, small-molecule drug candidate). We are developing CHS-131, a novel, partial agonist of peroxisome proliferator-activated receptor-g (“PPAR-g”), which is a protein known to regulate cellular metabolism. In June 2016, we reported positive Phase 2b efficacy data on CHS-131 in relapsing remitting multiple sclerosis (“MS”). This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral MS therapies. We seek to partner CHS-131 for further development in neurological or metabolic indications.

Our preclinical-stage pipeline includes the following product candidates:

•

CHS-3351 (our ranibizumab (Lucentis) biosimilar candidate). We are conducting process development, preclinical and manufacturing exercises for CHS-3351, an anti-vascular endothelial growth factor (“anti-VEGF”); and

•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate). We have initiated the preclinical development of CHS-2020, our second anti-VEGF biosimilar candidate.

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo through 2017, and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc) through 2016. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $44.3 million and $74.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $819.8 million.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. As of March 31, 2018, we had $30.1 million remaining under the ATM Offering Program. As of May 9, 2018, the Company issued and sold 1,383,792 shares of common stock at a weighted average price of $12.62 per share through its ATM Offering Program during the second quarter of 2018 and received total net proceeds of $16.9 million.

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

We consider regulatory approval of product candidates to be uncertain, and any products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. We expense manufacturing costs as incurred for product candidates prior to regulatory approval as research and development expense. If, and when, regulatory approval of a product candidate is obtained, we will begin capitalizing manufacturing costs related to the approved product into inventory.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. Furthermore, in the past, we have entered into collaborations with third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have substantial influence over the development activities for product candidates, the estimated completion dates are not fully under our control. For example, our partners in licensed territories may exert considerable influence on the regulatory filing process globally. Therefore, we cannot forecast with any degree of certainty the duration and completion costs of these or other current or future clinical trials of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. In addition, we may enter into other collaboration arrangements for our other product candidates, which could affect our development plans or capital requirements

General and Administrative Expense

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

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses resulting from the remeasurement of our contingent consideration, interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations. We will continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “New Revenue Standard”) on January 1, 2018 using the modified retrospective method.

We did not have any sources of revenue or active revenue arrangement upon adoption of the New Revenue Standard, therefore, no adjustment to our retained earnings was required. If, and when, we initiate product sales or enter into a new revenue arrangement, we will apply the New Revenue Standard accordingly.

Prior to the adoption of the New Revenue Standard, we recognized revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition when persuasive evidence of an arrangement existed; transfer of technology had been completed, services had been performed or products had been delivered; the fee was fixed and determinable; and collection was reasonably assured.

Our collaboration and license agreements may provide for reimbursement by our collaborators of a portion of our research and development expense, and we made judgments that affected how these reimbursements were recorded. In collaborations where we and our partner were actively and jointly engaged in the research activities and for which both parties were sharing costs, amounts reimbursed by our partner were recognized as a reduction of research and development expense. For example, prior to the termination of the Daiichi Sankyo Agreement, Daiichi Sankyo reimbursed certain of our research and development costs in quarterly advance payments pursuant to the cost-sharing provision of our collaboration and license agreement. Because Daiichi Sankyo was an active participant in the research and development activities, we accounted for these reimbursements as reductions to our research and development expense when the applicable research and development activity had been performed. Under our prior agreement with Baxalta, on the other hand, we recognized reimbursement of our research and development expense, thereunder, as revenue because Baxalta was not actively participating in research and development activities.

For revenue agreements with multiple-elements, we identified the deliverables included within the agreement and evaluated which deliverables may represent separate units of accounting based on the achievement of certain criteria, including whether the deliverable had stand-alone value to the collaborator. Upfront payments received in connection with licenses of our technology rights were deferred if facts and circumstances dictated that the license did not have stand-alone value and were recognized as license revenue over the estimated period of performance, which was generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. We periodically reviewed our estimated periods of performance based on the progress under each arrangement and accounted for the impact of any changes in estimated periods of performance on a prospective basis.

At the inception of each agreement which included milestone payments, we evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. We evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration was reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non-refundable payments that were contingent upon achievement of a substantive milestone were recognized in their entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met. Other contingent payments, in which a portion of the milestone consideration was refundable or adjustable based on future performance or non-performance (e.g., through a penalty or claw-back provision), were not considered to relate solely to past performance, and therefore, not considered substantive. Amounts that were not recognized as revenue, due to the uncertainty as to whether they would be retained or because they were expected to be refunded, were recorded as a liability. We recognized non-substantive milestone payments over the remaining estimated period of performance once the milestone was achieved.

Contingent payments associated with the achievement of specific objectives in certain contracts, which were not considered substantive because we did not contribute effort to the achievement of such milestones, were recognized as revenue upon achievement of the objective, as long as there were no undelivered elements remaining and no continuing performance obligations by us, assuming all other revenue recognition criteria were met.

Except for the New Revenue Standard mentioned above, there have been no significant changes to our accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 8, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes amendments to the classification and measurement of financial instruments and revises the accounting related to: (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. In addition, the update also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoptions of certain amendments within the update are permitted. We adopted ASU 2016-01 on January 1, 2018 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our condensed consolidated financial statements and related disclosures. We plan to adopt this new standard prospectively on January 1, 2019, and we are evaluating the impact of the adoption of this standard on our unaudited condensed financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities. We are unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of the lease commitments as of the adoption date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The amendment to this update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We adopted ASU 2016-15 on January 1, 2018 and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We early adopted ASU 2016-16 on January 1, 2018 and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (ASU 2016-18). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim periods thereafter. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We adopted ASU 2016-18 on January 1, 2018 and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Collaboration and License Revenue

Collaboration and license revenue for the three months ended March 31, 2017 was $0.2 million related to our collaboration with Daiichi Sankyo, which was terminated due to Daiichi Sankyo’s decision to opt out of the development of CHS-0214 in Japan in the second quarter of 2017.

Research and Development Expense

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Research and development	$25,455	$53,775	$(28,320)

Research and development expense for the three months ended March 31, 2018 was $25.5 million compared to $53.8 million for the same period in 2017, a decrease of $28.3 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $19.3 million in costs incurred for CHS-1420 due to the completion of treatment related to our Phase 3 and Phase 1 clinical trials in the first quarter of 2017;
•

a decrease of $3.1 million in costs incurred for CHS-0214 due to the completion of patient treatment in our Phase 3 open-label extension study in the fourth quarter of 2017, which also includes a decrease of $1.9 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction in research and development expense;

•	a decrease of $2.4 million related to the development of CHS-131 and other biosimilar product candidates as we prioritized our resources primarily on advancing CHS-1701, our lead product candidate;
•	a decrease of $3.5 million in personnel, consulting and other related expenses primarily due to a reduction in headcount as our restructuring plan was completed in June 2017; and
•	a decrease of $0.6 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the three months ended March 31, 2018 was partially offset by an increase of $0.7 million in costs related to BLA resubmission activities for our lead product candidate, CHS-1701.

We expect our research and development expense to be similar or slightly lower in the future as our late-stage product candidates work through the regulatory approval process and we advance to commercialization.

General and Administrative Expense

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
General and administrative	$16,577	$18,803	$(2,226)

General and administrative expense for the three months ended March 31, 2018 was $16.6 million compared to $18.8 million for the same period in 2017, a decrease of $2.2 million. The decrease in general and administrative expense was primarily due to:

•	a decrease of $2.5 million for personnel, consulting and other related expenses primarily due to a reduction in headcount as our restructuring plan was completed in June 2017; and
•	a decrease of $0.5 million for legal, accounting, recruiting and other professional services due to our efforts to control costs since the completion of our restructuring plan.

The decrease in general and administrative expense for the three months ended March 31, 2018 was partially offset by an increase of $1.0 million in stock-based compensation due to additional options granted to employees since March 31, 2017.

We expect general and administrative expense to be similar in the second quarter of 2018 and to increase as we plan to re-engage in pre-commercial activities in the second half of 2018.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we issued and sold an aggregate of 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. As of March 31, 2018, we had $30.1 million remaining under the ATM Offering Program. As of May 9, 2018, the Company issued and sold 1,383,792 shares of common stock at a weighted average price of $12.62 per share through its ATM Offering Program during the second quarter of 2018 and received total net proceeds of $16.9 million.

In the first quarter of 2018, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of March 31, 2018, we had an accumulated deficit of $819.8 million and cash and cash equivalents and investments in marketable securities of $95.2 million. We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(33,584)	$(73,277)
Net cash used in investing activities	(13,181)	(51,578)
Net cash provided by financing activities	1,878	124,997
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(13)	(165)
Net decrease in cash, cash equivalents and restricted cash	$(44,900)	$(23)

Net cash used in operating activities

Cash used in operating activities was $33.6 million for the three months ended March 31, 2018, which was primarily due to the following:

•	a net loss of $44.3 million; and

•

a decrease in accounts payable and accounts payable-related parties of $1.3 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our clinical trial programs that are winding down, and the timing of vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $8.7 million, fair value remeasurement of our contingent consideration obligation of $0.2 million, non-cash interest related to the amortization of debt discount and debt issuance cost of $0.4 million and depreciation and amortization of property and equipment of $0.9 million.

•	a decrease in prepaid manufacturing and other prepaid assets of $1.4 million primarily due to the utilization of a prepayment balance to manufacture our lead product candidate, CHS-1701; and
•	an increase in accrued and other liabilities of $0.5 million due to the timing of invoices and vendor payments.

Cash used in operating activities was $73.3 million for the three months ended March 31, 2017, which was primarily due to the following:

•	a net loss of $74.8 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $10.9 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our Phase 3 clinical trial programs that are winding down, and the timing of the vendor payments; and

•	a decrease in deferred revenue of $0.2 million as we recognized revenue from our Daiichi Sankyo collaboration agreement.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $7.8 million, fair value remeasurement of our contingent consideration obligation of $0.4 million, non-cash interest expense of $0.3 million, and depreciation and amortization of property and equipment of $0.9 million; and

•

a net decrease in prepaid manufacturing, other prepaid assets and other assets of $1.3 million primarily due to the progression of our Phase 3 clinical trial programs that are winding down and the timing of the vendor payments and a decrease in receivables from collaboration and license agreement of $1.8 million.

Net cash used in investing activities

Cash used in investing activities of $13.2 million for the three months ended March 31, 2018 was primarily due to the purchase of short-term investments in marketable securities of $13.1 million.

Cash used in investing activities of $51.6 million for the three months ended March 31, 2017 was due to the purchase of short-term investments in marketable securities of $50.0 million and capital equipment of $1.7 million.

Net cash provided by financing activities

Cash provided by financing activities of $1.9 million for the three months ended March 31, 2018 was primarily related to proceeds of $1.8 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts and commissions and $0.2 million from the exercise of stock options.

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

Funding Requirements

We believe that our current available cash, cash equivalents and investments in marketable securities, together with the cash from the sale of common stock under our ATM Offering Program in April and May 2018, will be sufficient to fund our planned expenditures and meet our obligations through at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of March 31, 2018, we had $30.1 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on March 8, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we had cash, cash equivalents and investments in marketable securities of $95.2 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On November 9, 2015, and December 7, 2015, we filed in the USPTO, pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for IPR of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “‘135 patent”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “‘680 patent”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “‘987 patent”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, the PTAB invalidated all claims of the ‘680 patent and ‘987 patent. On July 14, 2017, AbbVie filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit in the ‘135 patent, ‘680 patent and ‘987 patent. AbbVie and Coherus have filed briefs in this matter and a decision on the appeal is expected from the Federal Circuit in 2019.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted.

On August 4, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,163,522 (the “‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel®. On September 6, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,063,182, (the “‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. The PTAB denied institution of both petitions for IPR on March 9, 2018.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $238.3 million, $127.8 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $44.3 million and $74.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $819.8 million.

We have devoted substantially all of our financial resources to identifying and developing our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of equity securities and convertible notes, as well as through our license agreements with Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc), and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”). In September 2016, we regained development and commercial rights for CHS-0214 (our etanercept (Enbrel) biosimilar candidate) from Baxalta for Europe, Canada, Brazil, the Middle East and other territories. In July 2017, we regained the development rights for CHS-0214 in Japan as a result of the termination of the Daiichi Sankyo Agreement due to Daiichi Sankyo’s decision to discontinue the development of CHS-0214 in Japan.

The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for CHS-1701 was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for CHS-1701 on May 3, 2018. Our MAA for CHS-1701 was accepted for review by the EMA in November 2016. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS-2020 (our afilbercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

As of March 31, 2018, our cash, cash equivalents and investments in marketable securities were $95.2 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before any can be commercialized.

To date, we have invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third party coverage and reimbursement for one or more of these product candidates. We currently do not have any approved products and generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-1701, CHS-1420, and CHS-0214 have completed clinical development. We have not yet initiated clinical trials for CHS-3351 and CHS-2020.

Our clinical trials must use originator products as comparators, and such supplies may not be available on a timely basis to support such trials.

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. For example, in June 2017, we received a CRL from the FDA in response to our BLA for CHS-1701, identifying certain issues, including a request for reanalysis of a subset of subject samples with a revised immunogenicity assay and requests for certain additional manufacturing related process information, which must be addressed before approval can be granted. Although we intend to address the issues the FDA raised in the CRL and resubmitted our BLA on May 3, 2018, we may not be able to do so in a timely manner or at all, and CHS-1701 may not receive FDA approval. If we and our existing or future collaboration partners do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the European Union (“E.U.”), and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and the regulatory approval requirements for biosimilars are evolving. If we and our collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S., by the EMA and EEA Competent Authorities in the European Economic Area (“EEA”), and by other regulatory authorities in other countries, where regulations differ from country to country. Neither we nor any existing or future collaboration partners are permitted to market our product candidates in the U.S. until we and our collaboration partners receive approval from the FDA, or in the EEA until we and our collaboration partners receive E.U. Commission or EEA Competent Authority approvals.

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

Other regions, including Canada, Japan and Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also some areas of non-overlap. Additionally, we cannot predict whether countries that we may wish to market in which do not yet have an established or tested regulatory framework could decide to issue regulations or guidance and/or adopt a more conservative viewpoint than other regions. Therefore, it is possible that even if we obtain agreement from one health authority to an accelerated or optimized development plan, we will need to defer to the most conservative view to ensure global harmonization of the development plan. Also, for regions where regulatory authorities do not yet have sufficient experience in the review and approval of a biosimilar product, these authorities may rely on the approval from another region (e.g., the U.S. or the E.U.), which could delay our approval in that region. Finally, it is possible that some countries will not approve a biosimilar without clinical data from their population and/or may require that the biosimilar product be manufactured within their region.

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira); etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are approved and successfully commercialized before our product candidates for these originator products (CHS-1701, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before CHS-1701, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira), etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are determined to be interchangeable and our biosimilars candidates for these originator products are not, our business would suffer.

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

We submitted a BLA for CHS-1701 in August 2016. In June 2017, the FDA issued a CRL in response to our BLA for CHS-1701. The letter identified certain issues, including a request for a reanalysis of a subset of subject samples with a revised immunogenicity assay, and requests for certain additional manufacturing-related process information. Although we resubmitted the BLA for CHS-1701 on May 3, 2018, there is no guarantee that the FDA will accept our BLA resubmission. Even if the FDA accepts our resubmission of the BLA for CHS-1701, there is no guarantee that the FDA will conclude that the information in such a resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the U.S. for CHS-1701. We may also fail to obtain regulatory approval for CHS-1701 from the EMA in the E.U., where our MAA is currently under review. Additionally, certain factors beyond our control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

As of March 31, 2018, we had 125 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If an improved version of an originator product, such as Neulasta, Humira, Enbrel, Lucentis or Eylea, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

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

Similarly, Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Pfizer completed its Phase 3 program in 2017. Boehringer Ingelheim’s Humira biosimilar (Cyltezo, adalimumab-admb) was approved in the U.S. in August 2017 and in the E.U. in October 2017, and that Samsung Bioepis’ Humira biosimilar was approved in the E.U. in August 2017. In addition, in September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

We currently have a limited marketing or sales organization. Although our employees may have sold other biologic products in the past while employed at other companies, our products have not yet been approved for sale, and thus we as a company have no experience selling and marketing our product candidates. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets where we may choose to retain commercialization rights. Doing so will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our biosimilar product candidates, if approved. In addition, in the U.S., no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, CMS issued a proposed Medicare Part B rule in the third quarter of 2015 on biosimilar payment and coding, which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the ASP of all biosimilar products that reference a common biological product’s license application. However, on November 2, 2017, CMS adopted a final policy to no longer group biological products with a common reference product into the same billing code, which became effective January 1, 2018. If our product is not assigned a separate code or is issued a code that is not adequately reimbursed by third-party payors, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On September 18, 2017, the court issued a scheduling order with a claim construction hearing set for June 25, 2018, and a trial date of September 16, 2019. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted.

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

On November 9, 2015 and December 7, 2015, we filed IPR petitions in the U.S. Patent Office against three AbbVie patents:  U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (or “‘135”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (or “‘680”); and 9,073,987 (Case No. IPR2016-00189, filed December 7, 2015) (or “‘987”), all of which generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). This treatment regimen is referenced in the approved FDA label for Humira. On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, it invalidated all claims of the ‘680 and ‘987 patents. On July 14, 2017, AbbVie filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit (“CAFC”) in the ‘135, ‘680 and ‘987 patents. AbbVie and Coherus filed briefs in this matter and a decision on the appeal is expected from the Federal Circuit in 2019. We further note that on July 6, 2017, in the two Boehringer Ingelheim ‘135 IPRs, the PTAB issued Final Written Decisions invalidating all the claims of the ‘135 patent.

On May 9, 2016, we filed a petition for IPR of AbbVie U.S. patent 9,114,166 (Case No. IPR2016-01018) (or “‘166”) entitled “Formulation of Human Antibodies for Treating TNF-α Associated Disorders.” The ‘166 patent generally concerns an isotonic formulation of TNF-α IgG1 antibody at a protein concentration of 50 mg/ml and pH of 4.0 to 8.0. On November 7, 2016, the PTAB denied institution of our petition for IPR of the ‘166 patent. On December 2, 2016, we filed a request with the PTAB for rehearing of our ‘166 IPR petition. The PTAB denied our request on February 2, 2017. If the ‘166 patent is not invalidated either in petitions for IPR raised by others or in district court litigation, and we are not successful in developing a formulation that does not infringe the ‘166 patent, or other potentially relevant patents of AbbVie, we may be precluded from marketing CHS-1420 until at least the expiration of the ‘166 patent, which we understand to be in August 2022.

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our four IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent.

On August 4, 2017, we filed a petition for IPR against U.S. patent 8,163,522 (the “‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel. On September 6, 2017, we filed a petition for IPR against U.S. patent 8,063,182, (the “‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. The PTAB denied institution on both petitions on March 9, 2018.

IPR filings, including our IPR filings, are a matter of public record and can be viewed at the USPTO PTAB website.

Third parties may submit applications for patent term extensions in the U.S. or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the E.U. states (including Switzerland) seeking to extend certain patent protection, which, if approved, may interfere with or delay the launch of one or more of our biosimilar products.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. If these patents are not successfully challenged (such as in IPRs or in district court litigation), and licenses to them are not available to us, they will preclude our ability to introduce an etanercept (Enbrel) biosimilar product candidate in the U.S. market until at least 2029.

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

On June 12, 2017, the Supreme Court issued its decision in Amgen v. Sandoz, holding that (i) the “patent dance” is optional; and (ii) the 180-day pre-marketing notification may be given either before or after receiving FDA approval of the biosimilar product. The Supreme Court declined to rule whether a state injunctive remedy may be available to the originator and remanded that question to the Federal Circuit for further consideration. On December 14, 2017, the Federal Circuit decided that state law claims are preempted by the BPCIA on both field and conflict grounds.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds an immaterial amount of cash in Russian banks as of March 31, 2018. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis (“MS”). While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through May 4, 2018 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of March 31, 2018, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 53% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2018, there were 60,154,225 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 31, 2018, approximately 16.4 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In October 2016, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program (the “ATM Offering Program”). In the first quarter of 2018, we sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. As of March 31, 2018, we had $30.1 million remaining under the ATM Offering Program.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (v) Notes to the Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: May 10, 2018	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)