Form 10-Q
period 2018-06-30
Coherus BioSciences, Inc.
filed 2018-08-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 67,820,827 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	whether the European Commission will approve UDENYCA™ (pegfilgrastim-cbqv), formerly CHS-1701, (our pegfilgrastim (Neulasta®) biosimilar candidate) for commercialization in Europe;
•	whether the U.S. Food and Drug Administration (“FDA”) will approve UDENYCA™ (our pegfilgrastim (Neulasta®) biosimilar candidate) for commercialization in the U.S.;
•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for UDENYCA™, CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);

•	whether additional trials will be required to support domestic or global regulatory approvals for UDENYCA™, CHS-1420 and CHS-0214;
•

whether we will be able to initiate preclinical development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate) and clinical development for CHS-3351 (our ranibizumab (Lucentis®) biosimilar candidate);

•	our ability to obtain and maintain regulatory approval of any product candidates;
•	the cost, timing and outcomes of litigation involving our product candidates;
•	our ability to build the sales and marketing infrastructure for UDENYCA™;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of our product candidates;
•	the rate and degree of market acceptance of our current or any future product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Enbrel, Lucentis and Eylea;

•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$130,005	$126,911
Investments in marketable securities	29,813	—
Restricted cash	50	60
Prepaid manufacturing	10,270	14,969
Other prepaid assets (includes related parties of $0 and $908 as of June 30, 2018 and December 31, 2017, respectively)	2,498	3,395
Other assets	145	142
Total current assets	172,781	145,477
Property and equipment, net	11,170	12,773
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	13
Total assets	$188,313	$162,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,303	$15,481
Accounts payable - related parties	—	233
Accrued liabilities (includes related parties of $0 and $510 as of June 30, 2018 and December 31, 2017, respectively)	8,510	9,050
Contingent consideration	—	3,290
Other liabilities	385	341
Total current liabilities	22,198	28,395
Contingent consideration, non-current	95	—
Convertible notes	76,750	76,206
Convertible notes - related parties	25,583	25,402
Other liabilities, non-current	1,856	2,073
Total liabilities	126,482	132,076
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	7	6
Additional paid-in capital	927,129	808,060
Accumulated other comprehensive loss	(537)	(750)
Accumulated deficit	(863,427)	(775,492)
Total Coherus stockholders' equity	63,172	31,824
Non-controlling interest	(1,341)	(1,289)
Total stockholders' equity	61,831	30,535
Total liabilities and stockholders’ equity	$188,313	$162,611

(1)

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2018.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$—	$1,395	$-	$1,556
Operating expenses:
Research and development (includes related party of $0 and $1,407 for the three months ended June 30, 2018 and 2017, respectively; and $1,479 and $5,197 for the six months ended June 30, 2018 and 2017, respectively)	26,519	34,500	51,974	88,275
General and administrative (includes related party of $66 and $0 for the three months ended June 30, 2018 and 2017, respectively; and $100 and $65 for the six months ended June 30, 2018 and 2017, respectively)	18,391	23,533	34,968	42,336
Total operating expenses	44,910	58,033	86,942	130,611
Loss from operations	(44,910)	(56,638)	(86,942)	(129,055)
Interest expense (includes related party of $604 and $596 for the three months ended June 30, 2018 and 2017, respectively; and $1,206 and $1,190 for the six months ended June 30, 2018 and 2017, respectively)	(2,417)	(2,384)	(4,825)	(4,760)
Other income, net	3,642	3,620	3,780	3,591
Net loss	(43,685)	(55,402)	(87,987)	(130,224)
Net loss attributable to non-controlling interest	47	66	52	110
Net loss attributable to Coherus	$(43,638)	$(55,336)	$(87,935)	$(130,114)

Net loss per share attributable to Coherus, basic and diluted	$(0.68)	$(1.08)	$(1.42)	$(2.60)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	63,960,567	51,291,787	62,051,912	50,008,999

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(43,685)	$(55,402)	$(87,987)	$(130,224)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	1	7	—	(2)
Foreign currency translation adjustments, net of tax	226	127	213	(41)
Comprehensive loss	(43,458)	(55,268)	(87,774)	(130,267)
Comprehensive loss attributable to non-controlling interest	47	66	52	110
Comprehensive loss attributable to Coherus	$(43,411)	$(55,202)	$(87,722)	$(130,157)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(87,987)	$(130,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,824	1,702
Remeasurement of fair-value contingent consideration	(3,195)	(3,130)
Stock-based compensation expense	17,410	16,882
Non-cash accretion of discount on marketable securities	(114)	(120)
Non-cash interest expense from amortization of debt discount	725	660
Loss on disposal of property and equipment	—	46
Impairment on property and equipment	—	464
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	—	1,859
Prepaid manufacturing	4,699	(6,456)
Other prepaid assets	897	3,879
Other assets	(4)	2,287
Accounts payable	(2,333)	(3,826)
Accounts payable - related parties	(233)	(489)
Accrued and other liabilities	(586)	(11,102)
Deferred revenue	—	(1,562)
Other liabilities, non-current	(217)	279
Net cash used in operating activities	(69,114)	(128,851)
Investing activities
Purchases of property and equipment	(86)	(2,652)
Purchases of investments in marketable securities	(42,869)	(59,862)
Proceeds from sales and maturities of investments in marketable securities	13,170	15,000
Net cash used in investing activities	(29,785)	(47,514)
Financing activities
Proceeds from common stock offering, net of underwriters discounts and commissions	100,798	124,866
Payments of common stock offering issuance costs	(301)	(398)
Proceeds from issuance of common stock upon exercise of stock options	509	345
Proceeds from ESPP purchase	764	—
Net cash provided by financing activities	101,770	124,813
Effect of exchange rate changes in cash, cash equivalents and restricted cash	213	(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,084	(51,595)
Cash, cash equivalents, and restricted cash at beginning of period	127,756	125,792
Cash, cash equivalents, and restricted cash at end of period	$130,840	$74,197

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

Need to Raise Additional Capital

As of June 30, 2018, the Company had an accumulated deficit of $863.4 million and cash and cash equivalents and short-term investments in marketable securities of $159.8 million. In the first quarter of 2018, the Company issued and sold 192,642 shares of common stock at a weighted average price of $9.53 per share through its ATM Offering Program and received total net proceeds of $1.8 million. In April and May 2018, the Company issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share through its ATM Offering Program and received total net proceeds of $17.9 million. In May 2018, the Company completed an underwritten public offering of 5,948,274 shares of its common stock at a price to the public of $14.50 per share, which includes the closing of the full exercise of the underwriters’ option to purchase an additional 775,861 shares of common stock. The Company received net proceeds from the offering of $80.8 million, after deducting the underwriting discounts and commissions and offering expenses (see Note 8). The Company believes that its current available cash and cash equivalents and short-term investments in marketable securities will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. The Company will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of June 30, 2018: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s 82.5% majority owned subsidiary of InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017, were net losses of $270,000 and $176,000, respectively, and for the six months ended June 30, 2018 and 2017 were net losses of $278,000 and $6,000, respectively.

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

Collaboration and license revenue of $1.4 million and $1.6 million from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) was attributable to the non-U.S. geographic region and accounted for 100% of the revenue recognized during the three and six months ended June 30, 2017, respectively.

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

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	$130,005	$73,352
Restricted cash	50	60
Restricted cash - non-current	785	785
Total cash, cash equivalents and restricted cash	$130,840	$74,197

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three and six months ended June 30, 2018 and 2017.

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

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	June 30,
	2018	2017
Stock options, including purchases from contributions to ESPP	13,901,836	10,730,289
Restricted stock units	115,064	12,000
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	18,490,771	15,216,160

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on then current understanding of the provisions of the new law. As of June 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next six months.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company plans to adopt this new standard prospectively on January 1, 2019, and is currently evaluating the impact of the adoption of this standard on its unaudited condensed financial statements. The Company expects that it will increase its lease assets and correspondingly increase its lease liabilities. The Company is unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of lease commitments as of the adoption date.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company early adopted ASU 2016-16 on January 1, 2018 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its condensed consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$83,148	$83,148	$—	$—
Restricted cash (money market funds)	835	835	—	—
Corporate notes and commercial paper	55,234	—	55,234	—
Reverse repurchase agreements	20,000	—	20,000
Total financial assets	$159,217	$83,983	$75,234	$—
Liabilities:
Contingent consideration	$95	$—	$—	$95

	Fair Value Measurements
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,373	$125,373	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$126,218	$126,218	$—	$—
Liabilities:
Contingent consideration	$3,290	$—	$—	$3,290

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$83,148	$—	$—	$83,148
Corporate notes and commercial paper	25,421	—	—	25,421
Reverse repurchase agreements (1)	20,000	—	—	20,000
Classified as cash equivalents	$128,569	$—	$—	$128,569

Corporate notes and commercial paper	$29,813	$—	$—	29,813
Classified as investments in marketable securities	$29,813	$—	$—	$29,813

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

(1)

The Company, as part of its cash management strategy, invests in reverse repurchase agreements. Such reverse repurchase agreements are tri-party repurchase agreements and have maturities of three months or less at the time of investment and are collateralized by U.S. treasury and agency securities at 102% of the principal amount. In a tri-party repurchase agreement, a third-party custodian bank functions as an independent intermediary to facilitate the transfer of cash and holds the collateral on behalf of the underlying investor for the term of the agreement thereby minimizing risk and exposure to both parties. The reverse repurchase agreements are classified as cash equivalents due to their high liquidity and relatively low risk.

	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$125,373	$—	$—	$125,373
Classified as cash equivalents	$125,373	$—	$—	$125,373

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of June 30, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of June 30, 2018 was approximately four months. The gross realized gains were $143,000 and $158,000 for the three months ended June 30, 2018 and 2017, respectively, and $226,000 and $204,000 for the six months ended June 30, 2018 and 2017, respectively, in the condensed consolidated statement of operations. The gross realized losses were $0 and $21,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $40,000 for the six months ended June 30, 2018 and 2017, respectively, in the condensed consolidated statement of operations.

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The compound transaction analysis as of June 30, 2018 applied a 25% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $11,000.

The change in the fair value of the Compound Transaction Payment was recognized in other income (expense), net within the condensed consolidated statement of operations of $3.4 million and $3.5 million for the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2017	$3,290
Change in fair value of the contingent consideration liability	(3,195)
Balance as of June 30, 2018	$95

The decrease of $3.2 million in the fair value of the Compound Transaction Payment during the six months ended June 30, 2018 was a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $110.3 million (par value $100.0 million) as of June 30, 2018 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 57.5% for the Company’s common stock and straight debt yield of 14.9% as of June 30, 2018.

4.	Balance Sheet Components

Other Prepaid Assets

Other prepaid assets are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid clinical and other - related parties (see Note 9)	$—	$908
Prepaid clinical and material	352	335
Prepaid other	2,146	2,152
Other prepaid assets	$2,498	$3,395

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Machinery and equipment	$15,321	$15,229
Computer equipment and software	1,586	1,586
Furniture and fixtures	714	714
Leasehold improvements	4,350	4,344
Construction in progress	825	702
Total property and equipment	22,796	22,575
Accumulated depreciation and amortization	(11,626)	(9,802)
Property and equipment, net	$11,170	$12,773

Depreciation and amortization expense was $902,000 and $838,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. Impairment of property and equipment was $464,000 for the three and six months ended June 30, 2017.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical - related parties (See Note 9)	$—	$510
Accrued clinical and manufacturing	2,651	5,462
Accrued compensation	5,185	2,074
Accrued other	674	1,004
Accrued liabilities	$8,510	$9,050

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreement of $1.4 million and $1.6 million from Daiichi Sankyo for the three and six months ended June 30, 2017, respectively.

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

In July 2017, Daiichi Sankyo announced its decision, which was accepted by the Company, to discontinue development of the Company’s etanercept (Enbrel) biosimilar product candidate, CHS-0214, in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. Pursuant to the License Agreement, the Company regained the rights to develop and commercialize CHS-0214 in Japan. As a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan and not having any further performance obligations under the license arrangement, the Company recognized the remaining deferred revenue of $1.4 million as a collaboration and license revenue during the second quarter of 2017 in its condensed consolidated statement of operations. As a result, there was no deferred revenue as of June 30, 2018 and December 31, 2017, in the condensed consolidated balance sheet.

On August 9, 2017, the Company and Daiichi Sankyo entered into a letter of agreement, dated July 29, 2017 to terminate the License Agreement, including, any and all MOUs and other agreements executed between the parties relating to CHS-0214. As a result, the Company did not recognize any research and development expense related to the costs reimbursed by Daiichi Sankyo for the three and six months ended June 30, 2018, and recognized $1.2 million and $3.2 million as a reduction of research and development expense for the three and six months ended June 30, 2017, respectively, in the Company’s condensed consolidated statements of operations.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of June 30, 2018, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	June 30,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(5,000)	(5,544)
Convertible Notes	$76,750	$76,206

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,667)	(1,848)
Convertible Notes - related parties	$25,583	$25,402
Total Convertible Notes	$102,333	$101,608

If the Convertible Notes were to be converted on June 30, 2018, the holders of the Convertible Notes would receive common shares with an aggregate value of $62.6 million based on the Company’s closing stock price of $14.00.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stated coupon interest	$1,538	$1,538	$3,075	$3,075
Accretion of debt discount and debt issuance costs	275	250	544	495
Interest expense	$1,813	$1,788	$3,619	$3,570
Stated coupon interest - related parties	$512	$512	$1,025	$1,025
Accretion of debt discount and debt issuance costs - related parties	92	84	181	165
Interest expense - related parties	$604	$596	$1,206	$1,190
Total interest expense	$2,417	$2,384	$4,825	$4,760

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $6.7 million as of June 30, 2018, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 3.75 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.4 million for both three month periods ended June 30, 2018 and 2017, and $4.8 million for both six month periods ended June 30, 2018 and 2017, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of June 30, 2018 are as follows (in thousands):

Year ending December 31,
Remainder of 2018	$4,100
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	139,750
Less amount representing interest	(30,750)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(6,667)
Net carrying amount of Convertible Notes	$102,333

7.	Commitments and Contingencies

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI BioPharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of January 22, 2019. The Company believes that this lawsuit is without merit and intends to vigorously defend its position. However, if Amgen were to be successful in its effort to seek injunctive relief, this legal action may delay the timing of the UDENYCA™ commercial release, and negatively affect the Company’s future revenues and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or an estimate of the amount or range of any potential loss.

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

In April and May 2018, the Company issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share through its ATM Offering Program. The Company received total gross proceeds of $18.5 million. After deducting commissions of $0.6 million, the net proceeds were $17.9 million.

In May 2018, the Company completed an underwritten public offering of 5,948,274 shares of its common stock at a price to the public of $14.50 per share, which includes the closing of the full exercise of the underwriters’ option to purchase an additional 775,861 shares of common stock. The Company received total gross proceeds from the offering of $86.3 million. After deducting underwriting discounts and commissions of $5.2 million and offering expenses of $0.3 million, the net proceeds were $80.8 million.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$4,072	$3,604	$7,835	$7,504
General and administrative	4,618	5,468	9,575	9,378
	$8,690	$9,072	$17,410	$16,882

9.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace in its condensed consolidated balance sheet and its condensed consolidated statement of operations since March 31, 2018. As of December 31, 2017, the Company had $0.9 million in prepaid assets (prepaid clinical and other–related parties), $0.2 million in accounts payable–related parties, and $0.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $0 and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of June 30, 2018 and December 31, 2017, there were no such related party balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $0 for both the three and six months ended June 30, 2018, and $17,000 for both the three and six months ended June 30, 2017. The Company recorded services rendered by the recruiting company of $66,000 and $0 in general and administrative expense in its condensed consolidated statement of operations for the three months ended June 30, 2018 and 2017, respectively, and $100,000 and $65,000 for the six months ended June 30, 2018 and 2017, respectively,

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

10.	Restructuring

On June 21, 2017, the Company commenced and completed a restructuring plan to reduce operating costs to better align its workforce with the needs of its business following the FDA’s June 2017 issuance of a complete response letter for its BLA for CHS-1701 (now UDENYCA™), in which the FDA stated that it cannot approve the Company’s BLA for CHS-1701 (now UDENYCA™) in its present form and provided recommendations to the Company to address the issues raised in the letter.

In connection with the restructuring, the Company recorded aggregate restructuring charges in its condensed consolidated statement of operations of $3.6 million in June 2017. The restructuring charges included one-time termination fees and other employee-related costs of $1.0 million and $1.1 million in research and development and general and administrative expenses in the condensed consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million were reflected in research and development and general and administrative expense in the condensed consolidated statement of operations, respectively. As of March 31, 2018, the Company paid in full the $2.1 million of personnel-related restructuring charges with no remaining balances reflected in the Company’s condensed consolidated balance sheet.

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

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

UDENYCA™, formerly CHS-1701 (our pegfilgrastim (Neulasta) biosimilar candidate). We are developing UDENYCA™, a long-acting granulocyte-colony stimulating factor, as a pegfilgrastim (Neulasta) biosimilar. In August 2016, we filed a BLA, which was accepted by the FDA in October 2016. We received a complete response letter (“CRL”) regarding this BLA from the FDA in June 2017. On May 3, 2018, we resubmitted the BLA for CHS-1701 (now UDENYCA™) and the FDA accepted our resubmission on May 14, 2018. The European Medicines Agency (“EMA”) accepted the marketing authorization application (“MAA”) for review in November 2016, and on July 26, 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion, recommending the granting of a marketing authorization for the medicinal product UDENYCA™.

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

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo through 2017, and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc) through 2016. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $88.0 million and $130.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $863.4 million.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we issued and sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of June 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

In May 2018, we completed an underwritten public offering of 5,948,274 shares of our common stock at a price to the public of $14.50 per share, which includes the closing of the full exercise of the underwriters’ option to purchase an additional 775,861 shares of common stock. We received gross proceeds from the offering of $86.3 million. After deducting underwriting discounts and commissions of $5.2 million and offering expenses of $0.3 million, the net proceeds to us were $80.8 million.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We expect our research and development expense to be higher for the second half of 2018 as we prepare for commercialization of UDENYCA™ and will expense its manufacturing costs prior to FDA approval. If we receive regulatory approval, a substantial portion of our future manufacturing costs will be capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold.

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

Except for the New Revenue Standard mentioned above, there have been no significant changes to our accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 8, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially that all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our condensed consolidated financial statements and related disclosures. We plan to adopt this new standard prospectively on January 1, 2019, and we are evaluating the impact of the adoption of this standard on our unaudited condensed financial statements. We expect that it will increase our lease assets and correspondingly increase our lease liabilities. We are unable to quantify the impact at this time, as the ultimate impact of adopting this new standard will depend on the total amount of the lease commitments as of the adoption date.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. We early adopted ASU 2016-16 on January 1, 2018 and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash — a consensus of the FASB Emerging Issues Task Force, (ASU 2016-18). The purpose of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Specifically, ASU 2016-18 requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim periods thereafter. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We adopted ASU 2016-18 on January 1, 2018 and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2018-07 will have on our condensed consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on our condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Collaboration and License Revenue

Collaboration and license revenue for the three and six months ended June 30, 2017 was $1.4 and $1.6 million related to our collaboration with Daiichi Sankyo, which was terminated due to Daiichi Sankyo’s decision to opt out of the development of CHS-0214 in Japan in the second quarter of 2017.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Research and development	$26,519	$34,500	$(7,981)	$51,974	$88,275	$(36,301)

Research and development expense for the three months ended June 30, 2018 was $26.5 million compared to $34.5 million for the same period in 2017, a decrease of $8.0 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $11.0 million in costs incurred for CHS-1420 due to the completion of our Phase 3 and Phase 1 clinical trials in the first quarter of 2017;
•

a decrease of $1.0 million in costs incurred for CHS-0214 due to the completion of patient treatment in our Phase 3 open-label extension study in the fourth quarter of 2017, which also includes a decrease of $1.2 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction in research and development expense;

•	a decrease of $1.0 million related to the development of CHS-131 and other biosimilar product candidates as we prioritized our resources primarily on advancing UDENYCA™, our lead product candidate;

•

a decrease of $2.5 million in personnel, consulting and other related expenses primarily due to $1.0 million of restructuring charges related to the one-time termination severance costs, and a reduction in headcount as our restructuring plan was completed in June 2017; and

•	a decrease of $0.8 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the three months ended June 30, 2018 was partially offset by an increase of $7.8 million in costs primarily due to the manufacturing of our pre-commercial supplies of UDENYCA™ in preparation for our commercial launch and costs incurred for the BLA resubmission activities of UDENYCA™.  The increase was also due to $0.5 million in stock-based compensation expense as a result of additional stock options granted since the second quarter of 2017.

Research and development expense for the six months ended June 30, 2018 was $52.0 million compared to $88.3 million for the same period in 2017, a decrease of $36.3 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $30.3 million in costs incurred for CHS-1420 due to the completion of our Phase 3 and Phase 1 clinical trials in the first quarter of 2017;
•

a decrease of $4.0 million in costs incurred for CHS-0214 due to the completion of patient treatment in our Phase 3 open-label extension study in the fourth quarter of 2017, which also includes a decrease of $3.2 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction in research and development expense;

•	a decrease of $3.4 million related to the development of CHS-131 and other biosimilar product candidates as we prioritized our resources primarily on advancing UDENYCA™, our lead product candidate;
•

a decrease of $6.0 million in personnel, consulting and other related expenses primarily due to $1.0 million of restructuring charges related to the one-time termination severance costs, and a reduction in headcount as our restructuring plan was completed in June 2017; and

•	a decrease of $1.4 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the six months ended June 30, 2018 was partially offset by an increase of $8.5 million in costs primarily due to the manufacturing of our pre-commercial supplies of UDENYCA™ in preparation for our commercial launch and costs incurred for the BLA resubmission activities of UDENYCA™.  The increase was also due to $0.3 million in stock-based compensation expense as a result of additional stock options granted since the second quarter of 2017.

We expect our research and development expense to be higher for the second half of 2018 as we prepare for commercialization of UDENYCA™ and will expense its manufacturing costs prior to FDA approval.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
General and administrative	$18,391	$23,533	$(5,142)	$34,968	$42,336	$(7,368)

General and administrative expense for the three months ended June 30, 2018 was $18.4 million compared to $23.5 million for the same period in 2017, a decrease of $5.1 million. The decrease in general and administrative expense was primarily due to:

•

a decrease of $2.6 million for personnel, consulting and other related expenses primarily due to $1.1 million of restructuring charges related to the one-time termination severance costs, and a reduction in headcount as our restructuring plan was completed in June 2017;

•

a decrease of $0.8 million in stock-based compensation primarily due to $1.2 million of restructuring charges related to the acceleration of stock options and the extension of the post-termination stock option exercise period, and reduction in headcount as our restructuring plan was completed in June 2017, the decrease was partially offset by additional stock options granted since the second quarter of 2017; and

•

a decrease of $1.5 million for legal, accounting, recruiting and other professional services and $0.2 million in facility related expenses due to our efforts to control costs since the completion of our restructuring plan.

General and administrative expense for the six months ended June 30, 2018 was $35.0 million compared to $42.3 million for the same period in 2017, a decrease of $7.4 million. The decrease in general and administrative expense was primarily due to:

•

a decrease of $5.1 million for personnel, consulting and other related expenses primarily due to $1.1 million of restructuring charges related to the one-time termination severance costs, and a reduction in headcount as our restructuring plan was completed in June 2017; and

•

a decrease of $2.1 million for legal, accounting, recruiting and other professional services and $0.4 million in facility related expenses due to our efforts to control costs since the completion of our restructuring plan.

The decrease in general and administrative expense for the six months ended June 30, 2018 was partially offset by an increase of $0.2 million in stock-based compensation as a result of additional stock options granted since the second quarter of 2017, which was offset by the $1.2 million of restructuring charges related to the acceleration of stock options and the extension of the post-termination stock option exercise period in June 2017.

We expect general and administrative expense to be similar or slightly higher in the second half of 2018 as we plan to re-engage in pre-commercial activities.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Other income, net	$3,642	$3,620	$22	$3,780	$3,591	$189

Other income, net for the three months ended June 30, 2018 was a gain of $3.6 million compared to a gain of $3.6 million for the same period in 2017.  The gain in 2018 is primarily due to a decrease in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition during the second quarter of 2018 as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to later date.  The gain in 2017 is primarily due to a decrease in fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition during the second quarter of 2017 as a result of reducing estimates of a payout to InteKrin stockholders.

Other income, net for the six months ended June 30, 2018 was a gain of $3.8 million compared to a gain of $3.6 million for the same period in 2017, an increase of $0.2 million.  The gain is primarily due to the same reasons related to our Intekrin-related contingent consideration that affected the increase between the three months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we issued and sold an aggregate of 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of June 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

In May 2018, we completed an underwritten public offering of 5,948,274 shares of our common stock at a price to the public of $14.50 per share, which includes the closing of the full exercise of the underwriters’ option to purchase an additional 775,861 shares of common stock. We received net proceeds from the offering of $80.8 million, after deducting the underwriting discounts and commissions and offering expenses.

In the first half of 2018, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of June 30, 2018, we had an accumulated deficit of $863.4 million and cash and cash equivalents and investments in marketable securities of $159.8 million. We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(69,114)	$(128,851)
Net cash used in investing activities	(29,785)	(47,514)
Net cash provided by financing activities	101,770	124,813
Effect of exchange rate changes in cash, cash equivalents and restricted cash	213	(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,084	$(51,595)

Net cash used in operating activities

Cash used in operating activities was $69.1 million for the six months ended June 30, 2018, which was primarily due to the following:

•	a net loss of $88.0 million;
•	non-cash charges related to the fair value remeasurement of our contingent consideration obligation of $3.2 million; and
•

a decrease in accounts payable, accounts payable-related parties and accrued and other liabilities of $3.2 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our clinical trial programs that are winding down, and the timing of vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $17.4 million, depreciation and amortization of property and equipment of $1.8 million and non-cash interest related to the amortization of debt discount and debt issuance cost of $0.7 million; and

•	a net decrease in prepaid manufacturing and other prepaid assets of $5.6 million primarily due to the utilization of prepayment balance to manufacture our lead product candidate, UDENYCA™.

Cash used in operating activities was $128.9 million for the six months ended June 30, 2017, which was primarily due to the following:

•	a net loss of $130.2 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued and other liabilities of $15.4 million primarily due to the winding down of our clinical research and manufacturing activities, and the timing of vendor payments;

•	non-cash charges related to the fair-value remeasurement of our contingent consideration obligation of $3.1 million;
•	a decrease in deferred revenue of $1.6 million as we recognized revenue from our Daiichi Sankyo collaboration agreement; and
•	a net increase in prepaid manufacturing, other prepaid assets and other assets of $0.3 million due to the timing of vendor payments.

The cash used in operating activities was partially offset by the following:

•	a decrease in receivables from a collaboration and license agreement of $1.9 million; and
•

non-cash charges related to stock-based compensation of $16.9 million, impairment of property and equipment of $0.5 million, non-cash interest of $0.7 million related to the amortization of debt discount and debt issuance costs, and depreciation and amortization of property and equipment of $1.7 million.

Net cash used in investing activities

Cash used in investing activities of $29.8 million for the six months ended June 30, 2018 was primarily due to the purchase of short-term investments in marketable securities of $43.0 million, partially offset by proceeds from the sale and maturities of investments in marketable securities of $13.2 million.

Cash used in investing activities of $47.5 million for the six months ended June 30, 2017 was due to the purchase of short-term investments in marketable securities of $59.9 million and purchases of capital equipment of $2.7 million, partially offset by proceeds from the sale and maturities of investments in marketable securities of $15.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $101.8 million for the six months ended June 30, 2018 was primarily due to net proceeds of $100.8 million from the issuance of our common stock from an underwritten public offering and our ATM Offering program, net of underwriting discounts and commissions, $0.8 million in proceeds related to ESPP and $0.5 million from the exercise of stock options. The proceeds were partially offset by payments of $0.3 million for offering expenses related to the issuance of common stock.

Cash provided by financing activities of $124.8 million for the six months ended June 30, 2017 was primarily due to proceeds of $124.9 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.3 million from the exercise of stock options. The cash received from financing activities was partially offset by payments of $0.4 million for offering expenses related to the issuance of common stock.

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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of June 30, 2018, we had $11.6 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of June 30, 2018, we had cash, cash equivalents and investments in marketable securities of $159.8 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2017, we filed in the USPTO four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent. As of June 30, 2018, we have determined that these petitions are closed and there will be no further action related to the petitions for IPR of the ‘619 patent.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $238.3 million, $127.8 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $88.0 million and $130.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $863.4 million.

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

The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, UDENYCA™ (our pegfilgrastim (Neulasta) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for UDENYCA™ was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for UDENYCA™ on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018. Our MAA for UDENYCA™ was accepted for review by the EMA in November 2016, on July 26, 2018, the CHMP of the EMA adopted a positive opinion for the MAA of UDENYCA™. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS-2020 (our afilbercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

As of June 30, 2018, our cash, cash equivalents and investments in marketable securities were $159.8 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. UDENYCA™, CHS-1420, and CHS-0214 have completed clinical development. We have not yet initiated clinical trials for CHS-3351 and CHS-2020.

Our clinical trials must use originator products as comparators, and such supplies may not be available on a timely basis to support such trials.

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. For example, in June 2017, we received a CRL from the FDA in response to our BLA for UDENYCA™, identifying certain issues, including a request for reanalysis of a subset of subject samples with a revised immunogenicity assay and requests for certain additional manufacturing related process information, which must be addressed before approval can be granted. Although we intend to address the issues the FDA raised in the CRL and resubmitted our BLA on May 3, 2018, and even though the FDA accepted our resubmission on May 14, 2018, we may not be able to do so, and UDENYCA™ may not receive FDA approval. If we and our existing or future collaboration partners do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira); etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are approved and successfully commercialized before our product candidates for these originator products (UDENYCA™, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before UDENYCA™, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

We have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we intend to market our biosimilar products in the U.S. and Europe on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. If we obtain regulatory approval for our pegfilgrastim (Neulasta) biosimilar product, UDENYCA™, and any future oncology biosimilar candidates, we intend to market such biosimilar product candidates in the U.S. and may seek to partner commercially all oncology biosimilars outside the U.S. We intend to find favorable strategic commercialization partners or retain rights for some or all of our immunology (anti-TNF) biosimilar candidates.

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

UDENYCA™, our pegfilgrastim (Neulasta) biosimilar candidate, may not be approved in a timely manner or at all by regulatory agencies. Even if UDENYCA™ is approved by the FDA or the EMA, we may be delayed in selling UDENYCA™ due to direct or indirect legal challenges.

We submitted a BLA for UDENYCA™ (formerly CHS-1701) in August 2016. In June 2017, the FDA issued a CRL in response to our BLA for UDENYCA™. The letter identified certain issues, including a request for a reanalysis of a subset of subject samples with a revised immunogenicity assay, and requests for certain additional manufacturing-related process information. Although we resubmitted the BLA for UDENYCA™ on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018, there is no guarantee that the FDA will conclude that the information in our resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the U.S. for UDENYCA™. Although we received a positive opinion from the CHMP on July 26, 2018, we have no guarantee that we will obtain regulatory approval for UDENYCA™ from the European Commission in the E.U. Additionally, certain factors beyond our control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

Even if UDENYCA™ receives marketing approval in the U.S. or the E.U., we may also be subject to direct legal challenges from Amgen, the manufacturer of Neulasta, and we could be delayed or prevented from launching UDENYCA™ as a result of court orders or as a result of the time necessary to resolve such challenges. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the U.S. or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of biosimilars, including the PPACA and the BPCIA, which in aggregate may cause a delay in the approval or the commercial launch of UDENYCA™.

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

As of June 30, 2018, we had 139 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products, including UDENYCA™, CHS-1420 and CHS-0214, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA™, also excluding Argentina). We intend to seek commercialization partners for all products in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries). Our license with Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

For each of our lead products, UDENYCA™, CHS-1420 and CHS-0214, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA™. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. For example, a FDA inspection in the fourth quarter of 2016 of KBI Biopharma, our contract manufacturer for UDENYCA™ bulk drug substance, resulted in various form 483 observations. KBI Biopharma submitted corrective actions to the FDA. The FDA completed its review and has stated that the inspection is now closed. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

For example, we understand that Mylan and Biocon Ltd., Mylan’s partner, received approval for a Neulasta biosimilar candidate (Fulphila™ (pegfilgrastim-jmdb)) in the U.S. in June 2018, after receiving a CRL in October 2017, and that they submitted an application for market approval in the E.U. We understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the U.S. and that Sandoz received a complete response letter from the FDA at the end of June 2016. Also in October 2017, Cinfa Biotech S.L. announced that the EMA accepted for review a marketing authorization application for its pegfilgrastim biosimilar candidate.

Similarly, Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). We understand Pfizer completed its Phase 3 program in 2017 and that Sandoz filed its application for regulatory approval with the FDA in November 2017. Boehringer Ingelheim’s Humira biosimilar (Cyltezo, adalimumab-admb) was approved in the U.S. in August 2017 and in the E.U. in October 2017, and that Samsung Bioepis’ Humira biosimilar was approved in the E.U. in August 2017. In addition, in September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto) for multiple inflammatory diseases.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our lead product candidates UDENYCA™, CHS-1420 and CHS-0214, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On January 31, 2017, we filed four petitions for IPR (Case Nos. IPR2017-00822; IPR2017-00823; IPR2017-00826; and IPR2017-00827) against AbbVie’s U.S. patent 9,085,619 (the “‘619 patent”) entitled “Anti-TNF Antibody Formulations.” Our four IPR petitions against the ‘619 patent address certain aspects of the patent claims directed to pharmaceutical formulations of adalimumab that do not comprise a buffering system. On March 2, 2017, we amended and refiled petitions IPR2017-00826 and IPR2017-00827 as Case Nos. IPR2017-01009 and IPR2017-01008. On September 7, 2017, the PTAB denied institution of all four of our petitions for IPR of the ‘619 patent. As of June 30, 2018, we have determined that these petitions are closed and there will be no further action related to the petitions for IPR of the ‘619 patent.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014 is majority owner of a Russian pharmaceutical development entity, ZAO InteKrin, which holds an immaterial amount of cash in Russian banks as of June 30, 2018. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis (“MS”). While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through August 3, 2018 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2018, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2018, there were 67,743,031 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2018, approximately 16.9 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In October 2016, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program (the “ATM Offering Program”). In the first quarter of 2018, we sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of June 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) Notes to the Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 8, 2018	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)