Form 10-Q
period 2018-09-30
Coherus BioSciences, Inc.
filed 2018-11-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 68,024,998 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	whether we will be able to commercially launch and generate sales for UDENYCA™ (pegfilgrastim-cbqv) in the U.S.;
•	whether we will be able to commercialize directly or through partners UDENYCA™ in Europe;
•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate);

•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1420 and CHS-0214;
•

whether we will be able to initiate preclinical development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate) and clinical development for CHS-3351 (our ranibizumab (Lucentis®) biosimilar candidate);

•	our ability to obtain and maintain regulatory approval of any product candidates;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	the cost, timing and outcomes of litigation involving our product candidates;
•	our ability to continue to build the sales and marketing infrastructure for UDENYCA™;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the implementation of strategic plans for our business and product plans;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of our product candidates;
•	the rate and degree of market acceptance of our current or any future product candidates;
•	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Enbrel, Lucentis and Eylea;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$101,202	$126,911
Investments in marketable securities	15,968	—
Restricted cash	50	60
Prepaid manufacturing	9,776	14,969
Other prepaid assets (includes related parties of $0 and $908 as of September 30, 2018 and December 31, 2017, respectively)	3,139	3,395
Other assets	179	142
Total current assets	130,314	145,477
Property and equipment, net	6,786	12,773
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	13
Total assets	$141,462	$162,611
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,637	$15,481
Accounts payable - related parties	—	233
Accrued liabilities (includes related parties of $0 and $510 as of September 30, 2018 and December 31, 2017, respectively)	16,498	9,050
Contingent consideration	—	3,290
Other liabilities	402	341
Total current liabilities	24,537	28,395
Contingent consideration, non-current	70	—
Convertible notes	77,031	76,206
Convertible notes - related parties	25,677	25,402
Other liabilities, non-current	1,753	2,073
Total liabilities	129,068	132,076
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock	—	—
Common stock	7	6
Additional paid-in capital	935,042	808,060
Accumulated other comprehensive loss	(420)	(750)
Accumulated deficit	(922,235)	(775,492)
Total Coherus stockholders' equity	12,394	31,824
Non-controlling interest	—	(1,289)
Total stockholders' equity	12,394	30,535
Total liabilities and stockholders’ equity	$141,462	$162,611

(1)

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2018.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Collaboration and license revenue	$—	$—	$—	$1,556
Operating expenses:
Research and development (includes related party of $130 and $1,773 for the three months ended September 30, 2018 and 2017, respectively; and $1,609 and $6,971 for the nine months ended September 30, 2018 and 2017, respectively)	31,603	42,626	83,577	130,901
General and administrative (includes related party of $0 for both the three months ended September 30, 2018 and 2017; and $100 and $65 for the nine months ended September 30, 2018 and 2017, respectively)	25,369	13,989	60,337	56,325
Total operating expenses	56,972	56,615	143,914	187,226
Loss from operations	(56,972)	(56,615)	(143,914)	(185,670)
Interest expense (includes related party of $606 and $598 for the three months ended September 30, 2018 and 2017, respectively; and $1,812 and $1,788 for the nine months ended September 30, 2018 and 2017, respectively)	(2,425)	(2,392)	(7,250)	(7,152)
Other income, net	571	14	4,351	3,605
Net loss	(58,826)	(58,993)	(146,813)	(189,217)
Net loss attributable to non-controlling interest	18	4	70	114
Net loss attributable to Coherus	$(58,808)	$(58,989)	$(146,743)	$(189,103)

Net loss per share attributable to Coherus, basic and diluted	$(0.87)	$(1.09)	$(2.39)	$(3.68)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	67,848,730	54,070,872	61,414,876	51,377,836

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(58,826)	$(58,993)	$(146,813)	$(189,217)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	—	1	—	(1)
Foreign currency translation adjustments, net of tax	116	(73)	330	(114)
Comprehensive loss	(58,710)	(59,065)	(146,483)	(189,332)
Comprehensive loss attributable to non-controlling interest	18	4	70	114
Comprehensive loss attributable to Coherus	$(58,692)	$(59,061)	$(146,413)	$(189,218)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(146,813)	$(189,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,622	2,472
Remeasurement of fair-value contingent consideration	(3,220)	(2,790)
Stock-based compensation expense	25,970	25,065
Non-cash accretion of discount on marketable securities	(269)	(150)
Non-cash interest expense from amortization of debt discount	1,100	1,002
Loss on disposal of property and equipment	—	47
Impairment on property and equipment	3,862	464
Changes in operating assets and liabilities:
Receivables from collaboration and license agreement	—	1,859
Prepaid manufacturing	5,193	5,997
Other prepaid assets	256	4,537
Other assets	92	2,593
Accounts payable	(7,757)	(9,198)
Accounts payable - related parties	(233)	(872)
Accrued and other liabilities	7,614	(9,873)
Advance payments under license agreements	—	(1,070)
Deferred revenue	—	(1,562)
Other liabilities, non-current	(320)	332
Net cash used in operating activities	(111,903)	(170,364)
Investing activities
Purchases of property and equipment	(575)	(4,464)
Purchases of investments in marketable securities	(42,869)	(74,344)
Proceeds from sales and maturities of investments in marketable securities	27,170	60,000
Purchase of non-controlling interest related to InteKrin Russia	(300)	—
Purchase of non-controlling interest related to InteKrin Russia - related party	(400)	—
Net cash used in investing activities	(16,974)	(18,808)
Financing activities
Proceeds from common stock offering, net of underwriters discounts and commissions	100,798	199,866
Payments of common stock offering issuance costs	(512)	(415)
Proceeds from issuance of common stock upon exercise of stock options	1,778	444
Proceeds from ESPP purchase	764	—
Net cash provided by financing activities	102,828	199,895
Effect of exchange rate changes in cash, cash equivalents and restricted cash	330	(113)
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,719)	10,610
Cash, cash equivalents, and restricted cash at beginning of period	127,756	125,792
Cash, cash equivalents, and restricted cash at end of period	$102,037	$136,402

Supplemental disclosures of non-cash activities
Non-cash non-controlling interest reflected in additional paid in capital	$1,359	$—

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, our” or “us”) is a commercial-stage biotherapeutics company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

Need to Raise Additional Capital

As of September 30, 2018, the Company had an accumulated deficit of $922.2 million and cash and cash equivalents and short-term investments in marketable securities of $117.2 million. In the first quarter of 2018, the Company issued and sold 192,642 shares of common stock at a weighted average price of $9.53 per share through its ATM Offering Program and received total net proceeds of $1.8 million. In April and May 2018, the Company issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share through its ATM Offering Program and received total net proceeds of $17.9 million. In May 2018, the Company completed an underwritten public offering of 5,948,274 shares of its common stock at a price to the public of $14.50 per share, which includes the closing of the full exercise of the underwriters’ option to purchase an additional 775,861 shares of common stock. The Company received net proceeds from the offering of $80.8 million, after deducting the underwriting discounts and commissions and offering expenses (see Note 8). The Company believes that its current available cash and cash equivalents and short-term investments in marketable securities will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. The Company will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of September 30, 2018: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s subsidiary, InteKrin Russia. In September 2018, InteKrin acquired the remainder of InteKrin Russia’s non-controlling interest of 17.5% for $0.7 million in cash. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, were net losses of $131,000 and $409,000, respectively, and for the three and nine months ended September 30, 2017, were net gains of $66,000 and $60,000, respectively.

Segment Reporting and Customer Concentration

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products and, as part of the InteKrin acquisition, small molecules. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Long-lived assets are primarily maintained in the United States of America.

Collaboration and license revenue of $0 million and $1.6 million from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) was attributable to the non-U.S. geographic region and accounted for 100% of the revenue recognized during the three and nine months ended September 30, 2017, respectively.

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

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$101,202	$135,557
Restricted cash	50	60
Restricted cash - non-current	785	785
Total cash, cash equivalents and restricted cash	$102,037	$136,402

Restricted cash consists of cash held in money market accounts at banks. The restricted cash is used as collateral against the Company’s corporate credit cards and is classified as current; restricted cash – non-current is held to cover the standby letter of credit issued by the Company’s landlord to drawdown on in the event the facility lease is breached.

Investments in Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investments and reevaluates such designation as of each balance sheet date. All investments in marketable securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

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

The Company did not have any sources of revenue or active revenue arrangements upon adoption of the New Revenue Standard, therefore, no adjustment to its retained earnings was required. If, and when, the Company initiates product sales or enters into a new revenue arrangement, the Company will apply the New Revenue Standard accordingly.

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

Payments that were contingent upon the achievement of a substantive milestone were recognized in their entirety in the period in which the milestone was achieved, assuming all other revenue recognition criteria were met. A milestone was defined as an event that could only be achieved based on the Company’s performance where there was substantive uncertainty about whether the event would be achieved at the inception of the arrangement. Events that were contingent upon on the passage of time or counterparty performance were not considered milestones under accounting guidance. The Company’s evaluation included an assessment of whether (a) the consideration was commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) the consideration related solely to past performance and (c) the consideration was reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration was reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

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

Contingent payments associated with the achievement of specific objectives in certain contracts that were not considered substantive because the Company did not contribute effort to the achievement of such milestones were recognized as revenue upon achievement of the objective, as long as there were no undelivered elements remaining and no continuing performance obligations by the Company, assuming all other revenue recognition criteria were met.

Research and Development Expenses

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates and clinical trial costs and supplies, laboratory supply costs and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Third party costs include costs associated with manufacturing drug candidates, preclinical and clinical support activities. Advance payments for goods or services to be received in the future and utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are received.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three and nine months ended September 30, 2018 and 2017.

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

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	September 30,
	2018	2017
Stock options, including purchases from contributions to ESPP	14,095,513	11,423,124
Restricted stock units	49,510	149,127
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	18,618,894	16,046,122

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on then current understanding of the provisions of the new law. As of September 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next three months.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. The Company plans to adopt the new standards in the first quarter 2019 using the optional prospective transition method and will recognize a right-of-use asset and lease liability on the adoption date. The Company plans to apply the package of practical expedients, which allows it to apply the guidance prospectively, without reassessing the classification of contracts that commenced prior to adoption. The Company anticipates that it will elect an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company expects that it will not elect the hindsight expedient, which allows entities to use hindsight when determining the lease term and impairment of right-of-use assets. The Company currently has facility lease agreements for its corporate headquarters in Redwood City, California and laboratory facilities in Camarillo, California, which are currently classified as operating leases. The new guidance will require these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. The Company has identified the population of lease agreements and is continuing to evaluate the full impact the adoption will have on its consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company adopted ASU 2016-16 on January 1, 2018 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. (ASU 2018-15). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company early adopted ASU 2018-15 in the third quarter of 2018 on a prospective basis, and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$100,199	$100,199	$—	$—
Restricted cash (money market funds)	835	835	—	—
Corporate notes and commercial paper	15,968	—	15,968	—
Total financial assets	$117,002	$101,034	$15,968	$—
Liabilities:
Contingent consideration	$70	$—	$—	$70

	Fair Value Measurements
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,373	$125,373	$—	$—
Restricted cash (money market funds)	845	845	—	—
Total financial assets	$126,218	$126,218	$—	$—
Liabilities:
Contingent consideration	$3,290	$—	$—	$3,290

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	September 30, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$100,199	$—	$—	$100,199
Classified as cash equivalents	$100,199	$—	$—	$100,199

Corporate notes and commercial paper	$15,968	$—	$—	$15,968
Classified as investments in marketable securities	$15,968	$—	$—	$15,968

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$125,373	$—	$—	$125,373
Classified as cash equivalents	$125,373	$—	$—	$125,373

Restricted cash (money market funds)	$845	$—	$—	$845
Classified as restricted cash	$845	$—	$—	$845

As of September 30, 2018, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of September 30, 2018 was approximately five months. The gross realized gains were $233,000 and $82,000 for the three months ended September 30, 2018 and 2017, respectively, and $459,000 and $286,000 for the nine months ended September 30, 2018 and 2017, respectively, in the condensed consolidated statement of operations. The gross realized losses were $0 and $14,000 and for the three months ended September 30, 2018 and 2017, respectively, and $0 and $55,000 for the nine months ended September 30, 2018 and 2017, respectively, in the condensed consolidated statement of operations.

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The compound transaction analysis as of September 30, 2018 applied a 25% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

The change in the fair value of the Compound Transaction Payment was recognized in other income, net within the condensed consolidated statement of operations as a gain of $25,000 and a loss of $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and a gain of $3.2 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2017	$3,290
Change in fair value of the contingent consideration liability	(3,220)
Balance as of September 30, 2018	$70

The decrease of $3.2 million in the fair value of the Compound Transaction Payment during the nine months ended September 30, 2018 was a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 6) is based on an income approach. The estimated fair value was approximately $117.6 million (par value $100.0 million) as of September 30, 2018 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. Key valuation assumptions used for the convertible debt valuation was volatility of 55.0% for the Company’s common stock and straight debt yield of 14.4% as of September 30, 2018.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$11,459	$15,229
Computer equipment and software	1,640	1,586
Furniture and fixtures	714	714
Leasehold improvements	4,364	4,344
Construction in progress	1,034	702
Total property and equipment	19,211	22,575
Accumulated depreciation and amortization	(12,425)	(9,802)
Property and equipment, net	$6,786	$12,773

Depreciation and amortization expense was $0.8 million for the three months ended September 30, 2018 and 2017, and $2.6 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. In the third quarter of 2018, the Company identified an impairment indicator in machinery and equipment and upon further analysis recorded an impairment loss of $3.9 million within research and development expense in the condensed consolidated statement of operations, given the undiscounted future cash flows were less than the carrying amount of the related machinery and equipment. Impairment of property and equipment was $3.9 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical - related parties (See Note 9)	$—	$510
Accrued clinical and manufacturing	5,700	5,462
Accrued compensation	7,902	2,074
Accrued other	2,896	1,004
Accrued liabilities	$16,498	$9,050

5.	Collaboration and License Agreement

The Company recognized revenue related to the collaboration and license agreement of $1.6 million from Daiichi Sankyo for the nine months ended September 30, 2017.

In January 2012, the Company entered into a license agreement with Daiichi Sankyo, under which the Company granted certain licenses to Daiichi Sankyo to develop and commercialize biosimilar forms of etanercept and rituximab in Japan, Taiwan, and South Korea, with an option to develop in China. Upon execution of the agreement, Daiichi Sankyo paid a non-refundable, upfront license fee of $10.0 million, which was recorded as deferred revenue and amortized over the remaining estimated performance period under the agreement using the straight-line method.

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

In July 2017, Daiichi Sankyo announced its decision, which was accepted by the Company, to discontinue development of the Company’s etanercept (Enbrel) biosimilar product candidate, CHS-0214, in Japan and to conclude the parties’ global open-label safety extension study in rheumatoid arthritis. Pursuant to the License Agreement, the Company regained the rights to develop and commercialize CHS-0214 in Japan. As a result of Daiichi Sankyo’s decision to opt-out of the development of CHS-0214 in Japan and not having any further performance obligations under the license arrangement, the Company recognized the remaining deferred revenue of $1.4 million as a collaboration and license revenue during the second quarter of 2017 in its condensed consolidated statement of operations. As a result, there was no deferred revenue as of September 30, 2018 and December 31, 2017, in the condensed consolidated balance sheet.

On August 9, 2017, the Company and Daiichi Sankyo entered into a letter of agreement, dated July 29, 2017 to terminate the License Agreement, including, any and all MOUs and other agreements executed between the parties relating to CHS-0214. As a result, the Company did not recognize any research and development expense related to the costs reimbursed by Daiichi Sankyo for the three and nine months ended September 30, 2018, and recognized $1.1 million and $4.2 million as a reduction of research and development expense for the three and nine months ended September 30, 2017, respectively, in the Company’s condensed consolidated statements of operations.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of September 30, 2018, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	September 30,	December 31,
	2018	2017
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(4,719)	(5,544)
Convertible Notes	$77,031	$76,206

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,573)	(1,848)
Convertible Notes - related parties	$25,677	$25,402
Total Convertible Notes	$102,708	$101,608

If the Convertible Notes were to be converted on September 30, 2018, the holders of the Convertible Notes would receive common shares with an aggregate value of $73.8 million based on the Company’s closing stock price of $16.50.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stated coupon interest	$1,538	$1,538	$4,613	$4,612
Accretion of debt discount and debt issuance costs	281	256	825	752
Interest expense	$1,819	$1,794	$5,438	$5,364
Stated coupon interest - related parties	$512	$512	$1,537	$1,538
Accretion of debt discount and debt issuance costs - related parties	94	86	275	250
Interest expense - related parties	$606	$598	$1,812	$1,788
Total interest expense	$2,425	$2,392	$7,250	$7,152

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $6.3 million as of September 30, 2018, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 3.5 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.4 million for both three month periods ended September 30, 2018 and 2017, and $7.2 million for both nine month periods ended September 30, 2018 and 2017, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of September 30, 2018 are as follows (in thousands):

Year ending December 31,
Remainder of 2018	$2,050
2019	8,200
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	137,700
Less amount representing interest	(28,700)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(6,292)
Net carrying amount of Convertible Notes	$102,708

7.	Commitments and Contingencies

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

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$4,066	$3,659	$11,901	$11,163
General and administrative	4,493	4,524	14,069	13,902
	$8,559	$8,183	$25,970	$25,065

9.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace in its condensed consolidated balance sheet and its condensed consolidated statement of operations since March 31, 2018. As of December 31, 2017, the Company had $0.9 million in prepaid assets (prepaid clinical and other–related parties), $0.2 million in accounts payable–related parties, and $0.5 million in accrued and other liabilities (accrued clinical–related parties), all reflected on the Company’s condensed consolidated balance sheet associated with Medpace. The Company recognized $0 and $1.8 million during the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of September 30, 2018 and December 31, 2017, there were no such related party balances in the Company’s condensed consolidated balance sheet. The Company recorded in research and development expense in its condensed consolidated statements of operations, $130,000 for both the three and nine months ended September 30, 2018, and $0 and $17,000 for the three and nine months ended September 30, 2017, respectively. The Company recorded in general and administrative expense in its condensed consolidated statement of operations, $0 and $100,000 for the three and nine months ended September 30, 2018, respectively, and $0 and $65,000 for the three and nine months ended September 30, 2017, respectively.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 6 for related party disclosure).

InteKrin

In February 2014, the Company acquired InteKrin for total consideration of $5.0 million. Mr. Dennis M. Lanfear, chief executive officer of the Company, was the chairman of the board and acting president of InteKrin at the time of the acquisition. As such, the InteKrin acquisition was a related party transaction. Mr. Lanfear also owned 10% of the outstanding securities of InteKrin Russia, a majority owned subsidiary of InteKrin.

In September 2018, InteKrin acquired the outstanding 17.5% of securities of InteKrin Russia held by its non-controlling owners for $0.7 million. As a result of this purchase of the non-controlling ownership in InteKrin Russia, Mr. Lanfear, who was one of the non-controlling stockholders of InteKrin Russia, received $0.4 million in consideration for his shares.

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

Overview

We are a commercial-stage biotherapeutics company focused on the global biosimilar market. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of various structural, physicochemical and biological properties, as well as in terms of safety and efficacy. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production, and clinical-regulatory development.

On September 25, 2018, we received regulatory approval for the marketing of UDENYCA™ (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, from the European Commission. On November 2, 2018, we received regulatory approval for UDENYCA™ from the U.S. Food and Drug Administration (“FDA”). We intend to initiate U.S. sales of UDENYCA™ in January 2019.

Our clinical-stage pipeline includes the following product candidates:

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-tumor necrosis factor (“anti-TNF”), as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017, to support a BLA in the U.S. In March 2017, we announced positive topline results for a Phase 1 pharmacokinetic (“PK”) bridging study comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira). In August 2017, we announced positive topline results for a Phase 1 PK bridging study comparing CHS-1420 to European manufactured Humira. We anticipate that additional investment in manufacturing activities will be required prior to any BLA or marketing authorization application (MAA) submissions. To enable competitive market entry, we plan to set the timing of the BLA filing in a manner to be able to launch CHS-1420 in the U.S. after the Humira formulation patents expire, which is currently projected to be in August 2022, or at the time such Humira formulation patents are invalidated in the U.S.

•

CHS-0214 (our etanercept (Enbrel) biosimilar candidate). We are developing CHS-0214, a second anti-TNF, as an etanercept (Enbrel) biosimilar. We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. In October 2016, we completed two Phase 1 PK bridging studies of CHS-0214, one comparing CHS-0214 to Enbrel manufactured in Europe, and the other providing additional relative bioavailability data for CHS-0214. In July 2017, Daiichi Sankyo opted to discontinue the development of CHS-0214 in Japan. In August 2017, we consequently entered into a termination letter for our license agreement, memorandums of understanding and other agreements with Daiichi Sankyo relating to CHS-0214, and we regained the development rights for CHS-0214 in Japan. We have deprioritized MAA activities relative to other corporate objectives until such time we identify one or more commercialization partners for CHS-0214. We anticipate additional investment in manufacturing activities will be required prior to any MAA or BLA submissions. We have worldwide development and commercial rights to this product except for certain Caribbean and Latin American countries. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable until expiration, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration or invalidation.

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

Our revenue to date has been generated primarily from collaboration and license payments pursuant to our license agreements with Daiichi Sankyo through 2017, and Baxalta Incorporated, Baxalta US Inc., and Baxalta GmbH (collectively “Baxalta”, now subsidiaries of Shire plc) through 2016. We have not generated any commercial product revenue. We have incurred significant losses in the past and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. Our net losses were $146.8 million and $189.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $922.2 million.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we issued and sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of September 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

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

In September 2018, InteKrin acquired the remainder of InteKrin Russia’s non-controlling interest of 17.5% for $0.7 million. As a result of this purchase, InteKrin Russia became a wholly-owned subsidiary in our condensed consolidated financial statements as of September 30, 2018.

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

We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We expect our research and development expense to be lower in the fourth quarter of 2018 because the manufacturing costs for UDENYCA™ will be capitalized after receiving FDA approval on November 2, 2018 and will no longer be recognized as a research and development cost.

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

General and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. If any of our product candidates receive regulatory approval for commercial sale, we expect to incur significant additional expense associated with the establishment of our sales force in the U.S., as we undertake commercial infrastructure initiatives to implement information technology systems, quality and compliance systems and personnel support for the commercial organization.

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

Except for the New Revenue Standard mentioned above, there have been no significant changes to our accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 8, 2018. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. We plan to adopt the new standards in the first quarter of 2019 using the optional prospective transition method and will recognize a right-of-use asset and lease liability on the adoption date. We plan to apply the package of practical expedients, which allows us to apply the guidance prospectively, without reassessing the classification of contracts that commenced prior to adoption. We anticipate that we will elect an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. We expect that we will not elect to apply the hindsight expedient, which allows entities to use hindsight when determining the lease term and impairment of right-of-use assets. We currently have facility lease agreements for our corporate headquarters in Redwood City, California and laboratory facilities in Camarillo, California, which are currently classified as operating leases. The new guidance will require these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. We have identified the population of lease agreements and are continuing to evaluate the full impact the adoption will have on our consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2018-13 will have on our condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. (ASU 2018-15). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We early adopted ASU 2018-15 in the third quarter of 2018, and the adoption did not have a material effect on our condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on our condensed consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Collaboration and License Revenue

Collaboration and license revenue for the nine months ended September 30, 2017 was $1.6 million related to our collaboration with Daiichi Sankyo, which was terminated due to Daiichi Sankyo’s decision to opt out of the development of CHS-0214 in Japan in the second quarter of 2017.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Research and development	$31,603	$42,626	$(11,023)	$83,577	$130,901	$(47,324)

Research and development expense for the three months ended September 30, 2018 was $31.6 million compared to $42.6 million for the same period in 2017, a decrease of $11.0 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $11.4 million in costs incurred for CHS-1420 due to the completion of our Phase 3 and Phase 1 clinical trials in the first quarter of 2017; and
•

a decrease of $8.2 million in costs incurred for CHS-0214 due to the completion of patient treatment in our Phase 3 open-label extension study in the fourth quarter of 2017, which also includes a decrease of $1.1 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction in research and development expense.

The decrease in research and development expense for the three months ended September 30, 2018 was partially offset by the following:

•	an increase in facilities, supplies and materials and other infrastructure expenses primarily due to an equipment impairment charge of $3.9 million;
•

an increase of $2.8 million in costs primarily due to the manufacturing of our pre-commercial supplies of UDENYCA™ in preparation for our commercial launch and costs incurred for the BLA resubmission activities of UDENYCA™;

•

an increase of $0.9 million in personnel, consulting and other related expenses and an increase of $0.4 million in stock-based compensation expense as a result of additional stock options granted since the third quarter of 2017; and

•	an increase of $0.6 million related to the development of CHS-131 and other biosimilar product candidates as we reengage the development of other product candidates in our pipeline.

Research and development expense for the nine months ended September 30, 2018 was $83.6 million compared to $130.9 million for the same period in 2017, a decrease of $47.3 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $41.7 million in costs incurred for CHS-1420 due to the completion of our Phase 3 and Phase 1 clinical trials in the first quarter of 2017;
•

a decrease of $12.2 million in costs incurred for CHS-0214 due to the completion of patient treatment in our Phase 3 open-label extension study in the fourth quarter of 2017, which also includes a decrease of $4.2 million in cost reimbursements from Daiichi Sankyo that was recognized as a reduction in research and development expense;

•

a decrease of $5.0 million in personnel, consulting and other related expenses primarily due to restructuring charges related to the one-time termination severance costs and a reduction in headcount as our restructuring plan was completed in June 2017; and

•

a decrease of $2.8 million related to the development of other biosimilar product candidates and CHS-131 as we completed the Phase 2b clinical trial for CHS-131 in late 2017 and prioritized our resources primarily on advancing UDENYCA™.

The decrease in research and development expense for the nine months ended September 30, 2018 was partially offset by the following:

•

an increase of $11.3 million in costs primarily due to the manufacturing of our pre-commercial supplies of UDENYCA™ in preparation for our commercial launch and costs incurred for the BLA resubmission activities of UDENYCA™;

•

an increase of $2.4 million in facilities, supplies and materials and other infrastructure primarily due to $3.9 million in impairment of equipment charges which were partially offset by a decrease in overall costs due to the implementation of our restructuring plan in June 2017; and

•	an increase of $0.7 million in stock-based compensation expense as a result of additional stock options granted since the third quarter of 2017.

We expect our research and development expense to be lower in the fourth quarter of 2018 as the manufacturing costs for UDENYCA™ will be capitalized after having received FDA approval on November 2, 2018 and will no longer be recognized as a research and development cost.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
General and administrative	$25,369	$13,989	$11,380	$60,337	$56,325	$4,012

General and administrative expense for the three months ended September 30, 2018 was $25.4 million compared to $14.0 million for the same period in 2017, an increase of $11.4 million. The increase in general and administrative expense was primarily due to:

•	an increase of $7.2 million for personnel, consulting and other related expenses as we build our sales force and supporting commercial functions; and
•

an increase of $3.5 million for legal, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support the launch of UDENYCA™ and $0.6 million in facility related expense to support our growing infrastructure.

General and administrative expense for the nine months ended September 30, 2018 was $60.3 million compared to $56.3 million for the same period in 2017, an increase of $4.0 million. The increase in general and administrative expense was primarily due to:

•

an increase of $2.1 million for personnel, consulting and other related expenses due to an increase in headcount as we build our sales force and supporting commercial functions, which was partially offset by one-time termination severance charges of $1.1 million incurred in connection with our restructuring plan which was completed in June 2017;

•

an increase of $0.2 million in stock-based compensation expense due to additional stock options granted since the third quarter of 2017 and the increased headcount. The increase was partly offset by $1.2 million of restructuring charges related to the acceleration of stock options and the extension of the post-termination stock option exercise period; and

•

an increase of $1.4 million for legal, advertising, marketing, recruiting and other professional services associated with commercial and marketing initiatives to support the launch of UDENYCA™ and $0.3 million in facility related expense to support our growing infrastructure.

We expect general and administrative expense to be higher in the fourth quarter of 2018 as we expand our commercial activities.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands)
Other income, net	$571	$14	$557	$4,351	$3,605	$746

Other income, net for the nine months ended September 30, 2018 was a gain of $4.4 million compared to a gain of $3.6 million for the same period in 2017, an increase of $0.7 million. The gain of $0.4 million is due to the decrease in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition during the second quarter of 2018 as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date compared to the gain in 2017 resulting from the reduction in estimates of a payout to InteKrin stockholders. The gain is also due to the increase of $0.8 million in interest income and net realized gain on investment offset by net losses in currency fluctuation of $0.5 million.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2018, we issued and sold an aggregate of 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we issued and sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of September 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

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

In the nine months ended September 30, 2018, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of September 30, 2018, we had an accumulated deficit of $922.2 million and cash and cash equivalents and investments in marketable securities of $117.2 million. We believe that our current available cash and cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We will need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(111,903)	$(170,364)
Net cash used in investing activities	(16,974)	(18,808)
Net cash provided by financing activities	102,828	199,895
Effect of exchange rate changes in cash, cash equivalents and restricted cash	330	(113)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,719)	$10,610

Net cash used in operating activities

Cash used in operating activities was $111.9 million for the nine months ended September 30, 2018, which was primarily due to the following:

•	a net loss of $146.8 million;
•

a decrease in accounts payable and accounts payable-related parties of $8.0 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our clinical trial programs that are winding down, and the timing of certain vendor payments;

•	a non-cash gain of $3.2 million related to the fair value remeasurement of our contingent consideration obligation; and
•	$0.3 million related to the accretion of short-term investments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $26.0 million, impairment of fixed asset equipment of $3.9 million, depreciation and amortization of property and equipment of $2.6 million and non-cash interest related to the amortization of debt discount and debt issuance cost of $1.1 million;

•

an increase in accrued and other liabilities of $7.3 million primarily due to manufacturing of our pre-commercial supplies, pre-commercial activities and compensation as we prepare for commercialization of UDENYCA™; and

•	a decrease in prepaid manufacturing and other prepaid assets of $5.5 million as we utilize the prepayment for our pre-commercial manufacturing of UDENYCA™.

Cash used in operating activities was $170.4 million for the nine months ended September 30, 2017, which was primarily due to the following:

•	a net loss of $189.2 million;
•

a decrease in accounts payable, accounts payable-related parties, and accrued liabilities of $19.9 million primarily due to the winding down of our clinical research and manufacturing activities, and the timing of certain vendor payments;

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

The cash used in operating activities was partially offset by the following:

•

a decrease in prepaid manufacturing, other prepaid assets and other assets of $13.1 million due to the winding down of our clinical research and manufacturing activities, and the timing of certain vendor payments;

•	a decrease in receivables from a collaboration and license agreement of $1.9 million; and
•

non-cash charges related to stock-based compensation of $25.1 million, depreciation and amortization of property and equipment of $2.5 million, non-cash interest expense from amortization of debt discount of $1.0 million and impairment of property and equipment of $0.5 million.

Net cash used in investing activities

Cash used in investing activities of $17.0 million for the nine months ended September 30, 2018 was primarily due to the purchase of short-term investments in marketable securities of $42.9 million, the purchase of the non-controlling interest of $0.7 million and purchases of property and equipment of $0.6 million. The cash used in investing activities was partially offset by proceeds from the sale and maturities of investments in marketable securities of $27.2 million.

Cash used in investing activities of $18.8 million for the nine months ended September 30, 2017 was due to the purchase of short-term investments in marketable securities of $74.3 million and capital equipment of $4.5 million, partially offset by proceeds from the sales and maturities of investments in marketable securities of $60.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $102.8 million for the nine months ended September 30, 2018 was primarily due to net proceeds of $100.8 million from the issuance of our common stock from an underwritten public offering and our ATM Offering program, net of underwriting discounts and commissions, $1.8 million from the exercise of stock options and $0.8 million in proceeds related to our ESPP. The proceeds were partially offset by payments of $0.5 million for offering expenses related to the issuance of common stock.

Cash provided by financing activities of $199.9 million for the nine months ended September 30, 2017 was primarily related to proceeds of $199.9 million from the issuance of our common stock, net of underwriting discounts and commissions, and $0.4 million from the exercise of stock options. The cash received from financing activities was partially offset by payments of $0.4 million for offering expenses related to the issuance of common stock.

Funding Requirements

We believe that our current available cash, cash equivalents and investments in marketable securities will be sufficient to fund our planned expenditures and meet our obligations through at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	the cost of manufacturing clinical supplies and establishing commercial supplies of our product candidates and any products that we may develop;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our approved products or any product candidates that are approved in the future;
•	the scope, cost and timing of hiring our sales force and building our commercial infrastructure;
•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In November 2016, we entered into an ATM Offering Program with Cowen, as our sales agent, pursuant to which we may sell, through Cowen, up to an aggregate of $100.0 million in shares of our common stock. As of September 30, 2018, we had $11.6 million remaining under the ATM Offering Program. We will seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of September 30, 2018, we had cash, cash equivalents and investments in marketable securities of $117.2 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 4, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,163,522 (the “‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel®. On September 6, 2017, we filed in the USPTO a petition for IPR against U.S. patent 8,063,182, (the “‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. The PTAB denied institution of both petitions for IPR on March 9, 2018. As of September 30, 2018, we have determined that these matters are closed and there will be no further action on the ‘522 or ‘182 IPR petitions.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $238.3 million, $127.8 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $146.8 million and $189.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $922.2 million.

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

The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, UDENYCA™ (our pegfilgrastim (Neulasta) biosimilar candidate), CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for UDENYCA™ was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for UDENYCA™ on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018. Our MAA for UDENYCA™ was accepted for review by the EMA in November 2016, and on September 25, 2018, the European Commission (“EC”) approved the MAA of UDENYCA™. On November 2, 2018, the FDA approved UDENYCA™ as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. It may be several months before we file for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS-2020 (our afilbercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. However, even if one or more of our product candidates gain regulatory approval and are commercialized, we may never become profitable.

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

Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, we have only one product approved for commercialization, UDENYCA™, which was approved recently on September 25, 2018 in the European Union (“E.U.”) and on November 2, 2018 in the U.S., and have never generated any revenue from product sales. Our ability to generate meaningful revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We cannot predict when we will begin generating revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

•	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	launching and commercializing UDENYCA™ for which we obtained regulatory and marketing approval in the U.S. and E.U., either directly or with collaboration partners or distributors;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	attracting, hiring and retaining qualified personnel;
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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar companies (including competition from large pharmaceutical companies entering the biosimilar market that may be able to gain advantages in the sale of biosimilar products based on brand recognition and/or existing relationships with customers and payors) and whether we own (or have partnered) the commercial rights for that territory. If the market for our product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our products, our business may suffer. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

We will need to raise substantial additional funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of September 30, 2018, our cash, cash equivalents and investments in marketable securities were $117.2 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations for at least the next 12 months. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	the scope, rate of progress, results and cost of our clinical studies, nonclinical testing and other related activities;
•	our ability to successfully launch and commercialize UDENYCA™;
•	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any milestone and royalty payments thereunder; and
•	the cost, timing and outcomes of any litigation that we may file or that may be filed against us by third parties.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our current product candidates will receive regulatory approval, which is necessary before any can be commercialized.

To date, we have invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third party coverage and reimbursement for one or more of these product candidates. We currently do not have any approved products other than UDENYCA™, and generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. CHS-1420 and CHS-0214 have completed clinical development. We have not yet initiated clinical trials for CHS-3351 and CHS-2020.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the E.U., and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. If we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to obtain regulatory approval for our biosimilar product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent registration clinical studies. There is a high failure rate for product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Nonclinical and clinical data are also often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct for our product candidates will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

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

UDENYCA™ or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, use of UDENYCA™ or our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

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

If we receive approval for our product candidates, regulatory agencies including the FDA and foreign regulatory agencies, regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira); etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are approved and successfully commercialized before UDENYCA™ or our product candidates for these originator products (CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before UDENYCA™, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan N.V. (“Mylan”) received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the U.S. of this biosimilar. Futhermore, in July 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA has adopted positive opinions for the marketing authorization of UDENYCA™ and a pegfilgrastim biosimilar candidate from Intas Pharmaceuticals Ltd. (“Intas”), and in September 2018, the CHMP has  adopted positive opinions for three additional pegfilgrastim biosimilar candidates from Sandoz International GmbH (“Sandoz”), Mylan and Cinfa Biotech S.L. (“Cinfa”).

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

We have not initiated marketing efforts in any regulatory jurisdiction. Subject to product approvals and relevant patent expirations, we intend to market our biosimilar products in the U.S. and Europe on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the U.S. and may seek to partner commercially all biosimilars outside the U.S.

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

Although UDENYCA™ is approved by the FDA or the European Commission, we may be delayed in selling UDENYCA™ due to direct or indirect legal challenges.

Although UDENYCA™ received marketing approval in the U.S. and the E.U., we may also be subject to direct legal challenges from Amgen, the manufacturer of Neulasta, and we could be delayed or prevented from launching UDENYCA™ as a result of court orders or as a result of the time necessary to resolve such challenges. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the U.S. or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of biosimilars, including the PPACA and the BPCIA, which in aggregate may cause a delay in the commercial launch of UDENYCA™.

UDENYCA™ and our other product candidates, even if approved, will remain subject to regulatory scrutiny.

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

As of September 30, 2018, we had 182 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

For UDENYCA™ and each of our lead product candidates, CHS-1420 and CHS-0214, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA™. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include, for example, Apotex Inc. (“Apotex”), Sandoz, Amgen, Pfizer Inc. (“Pfizer”), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan Inc., Cinfa, as well as other smaller companies. We are currently aware that such competitors are engaged in the development of biosimilar product candidates to pegfilgrastim (Neulasta), adalimumab (Humira) and etanercept (Enbrel).

For example, we understand that Mylan and Biocon Ltd., Mylan’s partner, received approval for a Neulasta biosimilar candidate (Fulphila™ (pegfilgrastim-jmdb)) in the U.S. in June 2018. In July and September 2018, the CHMP of the EMA provided positive opinions on four Neulasta biosimilar candidates from Intas, Mylan and its partner Biocon, Sandoz and Cinfa. We understand that Sandoz and Apotex have each submitted a Neulasta (pegfilgrastim) biosimilar product candidate for market approval in the U.S. and that Sandoz received a complete response letter from the FDA at the end of June 2016.

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

On January 16, 2016, the European Commission (EC) approved Samsung Bioepis’ etanercept biosimilar (Benepali) for the treatment of rheumatoid arthritis, psoriatic arthritis, axial spondyloarthritis (ankylosing spondylitis and non-radiographic axial spondyloarthritis) and plaque psoriasis. In June and August 2016, the Eurpoean Commission and FDA, respectively, approved Sandoz’ etanercept biosimilar (Erelzi, etanercept-szzs) for multiple inflammatory diseases.

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

Pricing, coverage and reimbursement of UDENYCA™ and any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize UDENYCA™ or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the U.S., third-party payors, including private and governmental payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for any newly approved product. In addition, in the U.S., no uniform policy of coverage and reimbursement for biologics exists among third-party payors. Therefore, coverage and reimbursement for biologics can differ significantly from payor to payor. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. For example, CMS issued a proposed Medicare Part B rule in the third quarter of 2015 on biosimilar payment and coding, which requires that multiple biosimilars to the same reference product be grouped and issued the same J-code for Medicare reimbursement purposes and that the payment amount for a billing code that describes a biosimilar is based on the ASP of all biosimilar products that reference a common biological product’s license application. However, on November 2, 2017, CMS adopted a final policy to no longer group biological products with a common reference product into the same billing code, which became effective January 1, 2018. If our product is not assigned a separate code or is issued a code that is not adequately reimbursed by third-party payors, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Increasing efforts by governmental and third-party payors in the U.S. and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for UDENYCA™ or any of our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. We expect to experience pricing pressures in connection with the sale of UDENYCA™ and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to UDENYCA™ and our lead product candidates, CHS-1420 and CHS-0214, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On August 4, 2017, we filed a petition for IPR against U.S. patent 8,163,522 (the “‘522 patent”). The ‘522 patent, controlled by Amgen, is generally directed to a method for making etanercept, the pharmaceutically active component of Enbrel. On September 6, 2017, we filed a petition for IPR against U.S. patent 8,063,182, (the “‘182 patent”). The ‘182 patent, controlled by Amgen, is generally directed to the etanercept protein, the pharmaceutically active component of Enbrel. The PTAB denied institution on both petitions on March 9, 2018. As of September 30, 2018, we have determined that these matters are closed and there will be no further action related to the petitions for IPR on either the ‘522 patent or ‘182 patent.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (together the “PPACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, adds a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promotes a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the PPACA. At the end of 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with PPACA’s individual mandate to carry health insurance. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.

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

•

federal civil and criminal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers;

•

federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

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

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

Efforts to ensure that our operations and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If we are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

If we participate in and then fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of UDENYCA™, we anticipate that we will need to participate in the Medicaid Drug Rebate Program, Medicare Coverage Gap Discount Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. Compliance with these requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA, and, in the E.U., and shortly in the EEA, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in the E.U. The GDPR is directly applicable in each E.U. member state and applies to companies established in the E.U. as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the E.U., including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly-owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014, wholly-owns InteKrin Russia, a pharmaceutical development entity in Russia, which holds an immaterial amount of cash in Russian banks as of September 30, 2018. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis (“MS”). While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar products for treatment of MS that we are currently evaluating for inclusion in our pipeline. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through November 2, 2018 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2018, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2018, there were 67,966,461 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2018, approximately 16.7 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In October 2016, we entered into a Sales Agreement with Cowen and Company, LLC under which we may offer and sell our common stock, having aggregate gross sale proceeds of up to $100.0 million, from time to time through an at-the-market equity offering program (the “ATM Offering Program”). In the first quarter of 2018, we sold 192,642 shares of common stock at a weighted average price of $9.53 per share under the ATM Offering Program for aggregate net proceeds of $1.8 million. In April and May 2018, we sold 1,451,137 shares of common stock at a weighted average price of $12.75 per share under the ATM Offering Program for aggregate net proceeds of $17.9 million. As of September 30, 2018, we had $11.6 million remaining under the ATM Offering Program.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (v) Notes to the Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 8, 2018	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)