Form 10-Q
period 2019-03-31
Coherus BioSciences, Inc.
filed 2019-05-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CHRS	The Nasdaq Global Market

As of April 30, 2019, 69,370,457 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	whether we will be able to continue to generate sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;
•	whether we will be able to commercialize directly or through partners UDENYCA® in Europe;
•	our ability to continue to build the sales and marketing infrastructure for UDENYCA®;
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

•

our financial performance, including, but not limited to, potentially achieving financial breakeven as UDENYCA® sales increase, as well as the 2019 and future performance of our gross margins, research and development expenses and selling and general administrative expenses; and

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

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$81,515	$72,356
Investments in marketable securities	14,918	—
Restricted cash	50	50
Trade receivables, net	46,476	—
Inventory	2,312	1,659
Prepaid manufacturing	8,249	7,906
Other prepaid and other assets	5,638	2,462
Total current assets	159,158	84,433
Property and equipment, net	6,129	6,660
Inventory, non-current	9,700	4,012
Operating lease right-of-use assets	6,766	—
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	14
Total assets	$186,115	$99,467
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,173	$15,294
Accrued rebates, fees and reserve	11,945	—
Accrued compensation	7,292	10,540
Accrued liabilities	8,857	7,008
Other liabilities	2,140	419
Total current liabilities	41,407	33,261
Contingent consideration, non-current	64	60
Convertible notes	77,614	77,319
Convertible notes - related parties	25,872	25,773
Term loan	73,124	—
Lease liabilities, non-current	6,549	—
Other liabilities, non-current	—	1,645
Total liabilities	224,630	138,058
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock	—	—
Common stock	7	7
Additional paid-in capital	966,731	946,515
Accumulated other comprehensive loss	(418)	(282)
Accumulated deficit	(1,004,835)	(984,831)
Total stockholders' deficit	(38,515)	(38,591)
Total liabilities and stockholders’ deficit	$186,115	$99,467

(1)

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Net product revenue	$37,098	$—
Operating expenses:
Cost of goods sold	2,225	—
Research and development (includes related party of $0 and $1,479 for the three months ended March 31, 2019 and 2018, respectively)	18,789	25,455
Selling, general and administrative (includes related party of $0 and $34 for the three months ended March 31, 2019 and 2018, respectively)	32,683	16,577
Total operating expenses	53,697	42,032
Loss from operations	(16,599)	(42,032)
Interest expense (includes related party of $610 and $602 for the three months ended March 31, 2019 and 2018)	(4,216)	(2,408)
Other income, net	811	138
Net loss	(20,004)	(44,302)
Net loss attributable to non-controlling interest	—	5
Net loss attributable to Coherus	$(20,004)	$(44,297)

Net loss per share attributable to Coherus, basic and diluted	$(0.29)	$(0.74)
Weighted-average number of shares used in computing net loss per share attributable to Coherus, basic and diluted	69,140,697	60,122,050

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(20,004)	$(44,302)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(1)
Foreign currency translation adjustments, net of tax	(136)	(13)
Comprehensive loss	(20,140)	(44,316)
Comprehensive loss attributable to non-controlling interest	—	5
Comprehensive loss attributable to Coherus	$(20,140)	$(44,311)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Issuance of common stock in connection with common stock offerings, net	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	143,523	—	825	—	—	825
Stock-based compensation expense	—	—	9,813	—	—	9,813
Issuance of common stock upon vesting of RSUs	22,195	—	—	—	—	—
Issuance of common stock upon 2018 bonus payout	109,168	—	1,350	—	—	1,350
Cumulative translation adjustment	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(20,004)	(20,004)
Balances at March 31, 2019	69,338,697	$7	$966,731	$(418)	$(1,004,835)	$(38,515)

				Accumulated
			Additional	Other		Total Coherus		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Non-controlling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit	Interest	Deficit
Balances at December 31, 2017	59,840,467	$6	$808,060	$(750)	$(775,492)	$31,824	$(1,289)	$30,535
Issuance of common stock in connection with common stock offerings, net	192,642	—	1,748	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	121,116	—	225	—	—	225	—	225
Stock-based compensation expense	—	—	8,720	—	—	8,720	—	8,720
Other comprehensive loss - unrealized gain/loss in marketable securities	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive loss - cumulative translation adjustment	—	—	—	(13)	—	(13)	—	(13)
Distributions to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	(44,297)	(44,297)	—	(44,297)
Balances at March 31, 2018	60,154,225	$6	$818,753	$(764)	$(819,789)	$(1,794)	$(1,294)	$(3,088)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(20,004)	$(44,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	922
Remeasurement of fair-value contingent consideration	4	208
Non-cash accretion of discount on marketable securities	(54)	(44)
Non-cash interest expense from amortization of debt discount	547	358
Stock-based compensation expense	9,494	8,720
Excess and obsolete inventory	410	—
Non-cash operating lease expense	405	—
Changes in operating assets and liabilities:
Trade receivables, net	(46,476)	—
Inventory	(6,432)	—
Prepaid manufacturing	(343)	763
Other prepaid and current assets	(2,799)	715
Accounts payable	(3,964)	(1,068)
Accounts payable - related parties	—	(199)
Accrued rebates, fees and returns	11,945	—
Accrued compensation	(1,898)	1,953
Accrued and other liabilities	2,027	(1,497)
Lease liabilities	(506)	—
Other liabilities, non-current	(30)	(113)
Net cash used in operating activities	(56,983)	(33,584)
Investing activities
Purchases of property and equipment	(335)	(81)
Purchases of investments in marketable securities	(14,864)	(13,100)
Net cash used in investing activities	(15,199)	(13,181)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	8,153	1,653
Proceeds from term loan, net of issuance costs	72,876	—
Proceeds from issuance of common stock upon exercise of stock options	448	225
Net cash provided by financing activities	81,477	1,878
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(136)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,159	(44,900)
Cash, cash equivalents, and restricted cash at beginning of period	73,191	127,756
Cash, cash equivalents, and restricted cash at end of period	$82,350	$82,856

Supplemental disclosure of cash flow information
Non-cash 2018 bonus payment settled in common stock	$1,350	$—

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

On September 25, 2018, the Company received regulatory approval for the marketing of UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, from the European Commission, and received regulatory approval for UDENYCA® from the U.S. Food and Drug Administration (“FDA”) on November 2, 2018. The Company initiated U.S. sales of UDENYCA® on January 3, 2019.

Need to Raise Additional Capital

As of March 31, 2019, the Company had an accumulated deficit of $1.0 billion and cash and cash equivalents and short-term investments in marketable securities of $96.4 million. In January 2019, the Company issued and sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total net proceeds of $8.2 million (see Note 10). As of January 19, 2019, the Company’s Shelf Registration Statement expired and accordingly the ATM Program was terminated. The Company also entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners consisting of a six-year term loan facility for an aggregate principal of $75.0 million in January 2019. The Company believes that its current available cash, cash equivalents, short-term investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. The Company may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to generate sufficient cash from product sales or to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of March 31, 2019: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the condensed consolidated balance sheet.

The foreign exchange gains and losses recorded in other expense, net in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, were a net gain of $169,000 and a net loss of $8,000, respectively.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products, and, as part of the InteKrin acquisition, small molecules. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Long-lived assets are primarily maintained in the United States of America. See Note 6 for disclosures about product sales and revenue from major customers.

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

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$81,515	$82,021
Restricted cash	50	50
Restricted cash - non-current	785	785
Total cash, cash equivalents and restricted cash	$82,350	$82,856

Restricted cash consists of cash held in money market accounts at banks. The restricted cash is used as collateral against the Company’s corporate credit cards and is classified as current; restricted cash – non-current is held to cover the standby letter of credit issued by the Company’s landlord to drawdown on in the event the facility lease is breached.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks and cash discounts for prompt payment. The Company’s estimate of the allowance for doubtful accounts is based on an evaluation of the aging of its receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, the Company has determined that an allowance for doubtful accounts is not required.

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

Inventory

Prior to the regulatory approval of its product candidates, the Company incurred expenses for the manufacture of drug products that could potentially be available to support the commercial launch of its products. The Company began to capitalize inventory costs associated with UDENYCA® after receiving regulatory approval for UDENYCA® in November 2018 when it was determined that the inventory had a probable future economic benefit.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of UDENYCA® compared to its forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required which would be recorded as cost of goods sold in the condensed consolidated statement of operations.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, other liabilities, and lease liabilities, non-current in the condensed consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Topic 606 supersedes all previous revenue recognition requirements in accordance with generally accepted accounting principles. This standard applies to all contracts with Customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of Topic 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transferred to the customer.

Net Product Revenue

The Company sells UDENYCA® to wholesalers and distributors, (collectively, “Customers”). The Customers then resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for U.S. government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of UDENYCA® to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

Product Sales Discounts and Allowances

Revenues from product sales are recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from chargebacks, rebates, co-pay assistance, prompt-payment discounts, returns and other allowances that are offered within contracts between the Company and its Customers, Healthcare Providers, payers and GPOs relating to the sales of UDENYCA®. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables (if the amount is payable to a Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which the Company is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from its estimates. If actual results in the future vary from the Company’s estimates, the estimates will be adjusted, which would affect net product revenue in the period that such variances become known.

Chargebacks: Chargebacks are discounts that occur when Healthcare Providers purchase directly from a Customer. Healthcare Providers, which belong to Public Health Service institutions, non-profit clinics, government entities, GPOs, and health maintenance organizations, generally purchase the product at a discounted price. The Customer, in turn, charges back to the Company the difference between the price initially paid by the Customer and the discounted price paid by the Healthcare Providers to the Customer. The allowance for chargebacks is based on an estimate of sales through to Healthcare Providers from the Customer.

Discounts for Prompt Payment: The Company provides for prompt payment discounts to its Customers, which are recorded as a reduction in revenue in the same period that the related product revenue is recognized.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with these public sector benefit providers. The accrual for rebates is based on statutory or contractual discount rates and expected utilization. The estimates for the expected utilization of rebates are based on Customer and commercially available payer data, as well as data collected from the Healthcare Providers, Customers, GPOs, and historical utilization rates. Rebates invoiced by payers, Healthcare Providers and GPOs are paid in arrears. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue.

Product Returns: The Company offer to its Customers limited product return right, which is principally based upon damaged, defective or the product’s expiration date. Product return allowance is estimated and recorded at the time of sale.

Other Allowances: The Company pays fees to Customers and GPOs for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expense in the Company’s condensed consolidated statements of operations, otherwise they are included as a reduction to product revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. A portion of the costs of producing UDENYCA® sold to date was expensed as research and development prior to the FDA approval of UDENYCA® and therefore it is not reflected in the cost of goods sold.

Cost of goods sold for the three months ended March 31, 2019, included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. The Company’s other comprehensive loss includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the three months ended March 31, 2019 and 2018.

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

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net loss per share attributable to Coherus due to their anti-dilutive effect:

	Outstanding as of
	March 31,
	2019	2018
Stock options, including purchases from contributions to ESPP	17,767,454	13,787,003
Restricted stock units	28,975	118,377
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	22,270,300	18,379,251

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheet at March 31, 2019 and December 31, 2018.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. The Company adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on its condensed consolidated balance sheet, comprised of facility lease agreements for its corporate headquarters and laboratory facilities in California. The Company elected the package of practical expedients upon transition, which allows it to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the three months ended March 31, 2019 are presented under Topic 842, and the results for the three months ended March 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” The Company also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company did not elect to apply the hindsight expedient.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019
Operating lease right-of-use asset	$—	$7,172	$7,172
Operating lease liabilities:
Other current liabilities(1)	$419	$1,665	$2,084
Other lease liabilities, non-current(2)	$1,645	$5,466	$7,111

______________________________________________________

(1) Includes current portion of deferred rent and current portion of operating lease liabilities.

(2) Non-current portion of deferred rent and operating lease liabilities.

The impact of the adoption of Topic 842 on the accompanying condensed consolidated statement of operations as of and for the three months ended March 31, 2019 were as follows (in thousands):

			Balance without
	As Reported	Higher (Lower)	the Adoption
Research and development	$18,789	$43	$18,832
Selling, general and administrative	$32,683	$44	$32,727
Total operating expenses	$53,697	$87	$53,784
Loss from operations	$(16,599)	$(87)	$(16,686)
Net loss	$(20,004)	$(87)	$(20,091)
Net loss attributable to Coherus	$(20,004)	$(87)	$(20,091)

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. The Company’s early adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company adopted the Securities Act Release No. 33-10532 on January 1, 2019 and such adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$56,352	$56,352	$—	$—
Restricted cash (money market funds)	835	835	—	—
Corporate notes and commercial paper	34,966	—	34,966	—
Total financial assets	$92,153	$57,187	$34,966	$—
Financial Liabilities:
Contingent consideration	$64	$—	$—	$64

	Fair Value Measurements
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$71,062	$71,062	$—	$—
Restricted cash (money market funds)	835	835	—	—
Total financial assets	$71,897	$71,897	$—	$—
Financial Liabilities:
Contingent consideration	$60	$—	$—	$60

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	March 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$56,352	$—	$—	$56,352
Corporate notes and commercial paper	20,048	—	—	20,048
Classified as cash equivalents	$76,400	$—	$—	$76,400

Corporate notes and commercial paper	$14,918	$—	$—	$14,918
Classified as investments in marketable securities	$14,918	$—	$—	$14,918

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

	December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$71,062	$—	$—	$71,062
Classified as cash equivalents	$71,062	$—	$—	$71,062

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

As of March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of March 31, 2019 was approximately three months. The gross realized gains were $112,000 and $82,000 for the three months ended March 31, 2019 and 2018, respectively, and the gross realized losses were $0 for both the three months ended March 31, 2019 and 2018, in the condensed consolidated statement of operations.

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The compound transaction analysis as of March 31, 2019 applied a 25% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

The change in the fair value of the Compound Transaction Payment was recognized in other income (expense), net within the condensed consolidated statement of operations of $4,000 and $208,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2018	$60
Change in fair value of the contingent consideration liability	4
Balance as of March 31, 2019	$64

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 7) is based on an income approach. The estimated fair value was approximately $106.9 million (par value $100.0 million) as of March 31, 2019 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

4.Inventory

The Company began capitalizing inventory in November 2018 upon the FDA approval of UDENYCA®. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw Materials	$2,094	$2,851
Work in process	6,484	1,576
Finished goods	3,434	1,244
Total	$12,012	$5,671

Balance sheet classifications (in thousand):

	March 31,	December 31,
	2019	2018
Inventory	$2,312	$1,659
Inventory, non-current	9,700	4,012
Total	$12,012	$5,671

Inventory expected to be sold in periods more than twelve months from the date presented is classified as inventory, non-current on the balance sheet. As of March 31, 2019, the non-current portion of inventory consisted of raw materials, work in process and a portion of the finished goods. As of December 31, 2018, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $7.3 million and $6.6 million on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively, includes a prepayment made to a contract manufacturing organization (“CMO”) for manufacturing services and raw materials, which the Company expects to be converted into inventory within the next twelve months.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$11,564	$11,505
Computer equipment and software	2,877	1,651
Furniture and fixtures	714	714
Leasehold improvements	4,364	4,364
Construction in progress	338	1,463
Total property and equipment	19,857	19,697
Accumulated depreciation and amortization	(13,728)	(13,037)
Property and equipment, net	$6,129	$6,660

Depreciation and amortization expense was $691,000 and $922,000 for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical and manufacturing	$4,267	$3,950
Accrued other	4,590	3,058
Accrued liabilities	$8,857	$7,008

6.	Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $37.1 million during the three months ended March 31, 2019. There was no product revenue during the three months ended March 31, 2018.

Revenue by significant Customer was distributed as follows:

Three Months Ended
March 31, 2019
Percent of total
McKesson	44%
AmeriSource-Bergen Corp	34%
Cardinal	19%
Others	3%
Total revenue	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Provisions related to sales made in:
Current period	17,513	5,165	8,046	30,724
Payments and customer credits issued	(2,113)	—	(911)	(3,024)
Balance at March 31, 2019	$15,400	$5,165	$7,135	$27,700

Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying condensed consolidated balance sheets except for the co-pay assistance, which is reflected as a net prepayment in other prepaid assets on the condensed consolidated balance sheets.

7.	Convertible Notes and Term Loan

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of March 31, 2019, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	March 31,	December 31,
	2019	2018
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(4,136)	(4,431)
Convertible Notes	$77,614	$77,319

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,378)	(1,477)
Convertible Notes - related parties	$25,872	$25,773
Total Convertible Notes	$103,486	$103,092

If the Convertible Notes were to be converted on March 31, 2019, the holders of the Convertible Notes would receive common shares with an aggregate value of $61.0 million based on the Company’s closing stock price of $13.64.

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stated coupon interest	$1,538	$1,538
Accretion of debt discount and debt issuance costs	295	268
Interest expense	$1,833	$1,806
Stated coupon interest - related parties	$512	$512
Accretion of debt discount and debt issuance costs - related parties	98	90
Interest expense - related parties	$610	$602
Total interest expense	$2,443	$2,408

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $5.5 million as of March 31, 2019, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 3.0 years. The annual effective interest rate is 9.48% for the Convertible Notes. During the three months ended March 31, 2019 and 2018, the Company recognized total interest expense of $2.4 million and $2.4 million, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$6,150
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	133,600
Less amount representing interest	(24,600)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(5,514)
Net carrying amount of Convertible Notes	$103,486

Term Loan

On January 7, 2019 (“the “Term Loan Closing Date”), the Company entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). The obligations of the Company under the loan documents are guaranteed by the Company’s material domestic U.S. subsidiaries.

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR (“LIBOR”). If the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019, are in excess of $250.0 million, then the interest rate will be reduced as of January 1, 2020 to 6.75% per annum plus LIBOR. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2019, the effective interest rate is 10.8%.

The Company is required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date.

The Company is also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control.

If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then the Company shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Credit Agreement Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Term Loan Closing Date but on or prior to the four year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Term Loan Closing Date but on or prior to the five year anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the Term Loan, the Company paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), it is required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the Term Loan are secured by a lien on substantially all of the Company’s and its Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict the ability of the Company and its subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

The following table summarizes information about the components of the Term Loan (in thousands):

March 31,
2019
Principal amount of the Term Loan	$75,000
Unamortized debt discount and debt issuance costs	(1,876)
Term Loan	$73,124

The following table presents the components of interest expense (in thousands):

March 31,
2019
Stated coupon interest	$1,620
Accretion of debt discount and debt issuance costs	152
Interest expense	$1,772

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $4.9 million as of March 31, 2019, will be amortized using the effective rate over the remaining term of the Term Loan of 5.75 years. During the three months ended March 31, 2019, the Company recognized total interest expense of $1.8 million related to the Term Loan’s accrued interest and amortization of the debt discount.

Future payments on the Term Loan as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$5,500
2020	7,320
2021	7,300
2022	7,300
2023	39,409
2024 and beyond	47,524
Total minimum payments	114,353
Less amount representing interest	(36,353)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(4,876)
Net carrying amount of Term Loan	$73,124

8.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor and a CMO for the supplies of raw materials and manufacturing of commercial supply of UDENYCA®. As of March 31, 2019, the Company’s contractual obligations under the terms of the agreements were as follows (in thousands):

Years ending December 31,
Remainder of 2019	$4,385
2020	24,975
2021	600
2022	600
Total obligations	$30,560

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and

(iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI BioPharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of April 22, 2019. On May 2, 2019, the Company and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years (see Note 12).

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

9.	Leases

In July 2015, the Company entered into the office lease space for its corporate headquarters in Redwood City, California under operating lease agreement, which has been subject to an amendment to secure additional space such that the total headquarters lease space is approximately 40,341 square feet. The lease agreement, as amended, provided for aggregate tenant improvement allowance of $1.4 million, which was amortized as a reduction to rent expense on a straight-line basis over the lease term prior to the adoption of Topic 842 (see Note 2). Additionally, the lease agreement, as amended, provides for certain limited rent abatement and contains annual scheduled rent increases over the lease term. The lease terminates in November 2022 and contains a one-time option to extend the lease term for five years. As part of the lease agreement, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under of the lease. The Company will be entitled to periodically reduce the amount of the Letter of Credit during the lease term. The Letter of Credit of $0.8 million is recorded as restricted cash, non-current within the consolidated balance sheet at March 31, 2019 and December 31, 2018.

The Company also leases laboratory facilities in Camarillo, California under an operating lease agreement, which has been subject to several amendments necessary to secure additional space and extend the lease term to June 30, 2020, and December 31, 2020 on the two facility structures.

Effective upon the adoption of Topic 842, the Company evaluated the above facility leases and determined that they were all operating leases. In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available at the adoption date. The lease option to extend the lease term for five years was not included as part of the right-of-use asset or lease liability as the Company was not reasonably certain it would exercise this option. The Company also performed an evaluation of its other contracts with Customers and suppliers in accordance with Topic 842 and determined that, except for the facility leases described above, none of its contracts contain a lease.

The balance sheet classification of the lease liabilities was as follows (in thousands):

March 31,
2019
Operating lease liabilities
Other liabilities	$2,140
Lease liabilities, non-current	6,549
Total operating lease liabilities	$8,689

Operating lease costs were $0.5 million for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of the lease liabilities for the three months ended March 31, 2019 was $0.7 million and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of March 31, 2019, the maturities of the operating lease liabilities were as follows (in thousands):

Operating leases
Years ending December 31,
Remainder of 2019	$1,996
2020	2,695
2021	2,672
2022	2,518
Total lease payments	9,881
Less imputed interest	(1,192)
Operating lease liabilities	$8,689

As of March 31, 2019, the weighted average remaining lease term was 3.6 years and the weighted average operating discount rate used to determine the operating lease liabilities was 7.0%.

10.	Common Stock and Stock-Based Compensation

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

In the first quarter of 2019, the Company sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total gross proceeds of $8.5 million.  After deducting commission and offering expenses of $0.3 million, the net proceeds were $8.2 million. As of January 19, 2019, the Company’s Shelf Registration Statement expired and accordingly the ATM Offering Program was terminated.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$3,658	$3,763
Selling, general and administrative	5,836	4,957
	$9,494	$8,720

Stock-based compensation of $319,000 and $0 was capitalized into inventory for the three month ended March 31, 2019, and 2018, respectively. Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

11.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace as related party in its consolidated financial statements as of March 31, 2018. The Company recognized $1.5 million during the three months ended March 31, 2018, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of March 31, 2019 and December 31, 2018, there were no such related party balances in the Company’s condensed consolidated balance sheet. Services rendered by the recruiting company of $0 and $34,000 was recorded in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7 for related party disclosure).

12.	Subsequent Event

On May 2, 2019, the Company and Amgen settled the trade secret action brought by Amgen. The Company will pay a mid-single digit royalty to Amgen for five years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on February 28, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage biotherapeutics company focused on the global biosimilar market. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of various structural and biologic properties, as well as in terms of safety and efficacy. Our goal is to become a global leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production and clinical-regulatory development.

On September 25, 2018, we received regulatory approval for the marketing of UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, from the European Commission. On November 2, 2018, we received regulatory approval for UDENYCA® from the U.S. Food and Drug Administration (“FDA”). We initiated U.S. sales of UDENYCA® in January 2019.

Our clinical-stage biosimilar pipeline includes the following product candidates:

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

On January 3, 2019, we initiated the U.S. sales of UDENYCA®, our first commercial product. While we have incurred significant losses historically, we expect to incur decreasing losses in the foreseeable future until we reach financial breakeven, which could occur if UDENYCA® sales increase over time and if we are able to maintain operating expenses relatively constant. Our net losses were $20.0 million and $44.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $1.0 billion.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2019, we sold 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. As of January 19, 2019, our Shelf Registration Statement expired and accordingly the ATM Offering Program expired.

On January 7, 2019 (the “Term Loan Closing Date”), we entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries.

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus LIBOR (customarily defined). If the consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, are in excess of $250.0 million, then the interest rate will be reduced as of January 1, 2020 to 6.75% per annum plus LIBOR. Interest is payable quarterly in arrears.

We are required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date.

We are also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control.

If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Term Loan Closing Date but on or prior to the four year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Term Loan Closing Date but on or prior to the five year anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the Term Loan, we paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $37.1 million during the three months ended March 31, 2019. There was no product revenue during the three months ended March 31, 2018.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. A portion of the costs of producing UDENYCA® sold to date was expensed as research and development prior to the FDA approval of UDENYCA® and therefore it is not reflected in the cost of goods sold.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We have received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. For the remainder of 2019, we expect our research and development expense to be similar or slightly higher than in the first quarter of 2019 as our late-stage product candidates work their way through the regulatory approval process and we prepare for commercialization by increasing manufacturing activities which are expensed as research and development costs.

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

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA®. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our various outstanding debt agreements.

Other Income, Net

Other income, net consists primarily of gains and losses resulting from the remeasurement of our contingent consideration, interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations. We will continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosures. As appropriate, we periodically evaluate our critical accounting policies and estimates. Our estimates are based on historical experience and on various other factors that we believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and actual results could differ from these estimates.

Leases

We adopted ASU 2016-02, Leases on January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, other liabilities, and lease liabilities, non-current in the condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the incremental borrowing rate based on the information available at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term

Revenue Recognition

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

Topic 606 supersedes all previous revenue recognition requirements in accordance with generally accepted accounting principles. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. We apply the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transferred to the customer.

Net Product Revenue

We sell UDENYCA® to wholesalers and distributors, (collectively, “Customers”). Our Customers resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) under set contracts with us. In addition to distribution agreements with Customers and contracts with Healthcare Providers, we enter into arrangements with group purchasing organizations (“GPOs”) that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. We also enter into rebate arrangements with payers, which consist primarily of commercial insurance companies, to cover the reimbursement of UDENYCA® to Healthcare Providers. We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

Product Sales Discounts and Allowances

Revenues from product sales are recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, Healthcare Providers, payers and GPOs relating to the sales of UDENYCA®. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the term of our contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from its estimates. If actual results in the future vary from our estimates, the estimates will be adjusted, which would affect net product revenue in the period that such variances become known.

Chargebacks: Chargebacks are discounts that occur when Healthcare Providers purchase directly from a Customer. Healthcare Providers, which belong to Public Health Service institutions, non-profit clinics, government entities, GPOs, and health maintenance organizations, generally purchase the product at a discounted price. The Customer, in turn, charges back to us the difference between the price initially paid by the Customer and the discounted price paid by the Healthcare Providers to the Customer. The allowance for chargebacks is based on an estimate of sales to contracted Customers.

Discounts for Prompt Payment: We provide prompt payment discounts to our Customers, which are recorded as a reduction in revenue in the same period that the related product revenue is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the pharmacies and distributors and historical utilization rates. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to our Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net product revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue.

Product Returns: We offer our Customers limited product return right, which is principally based upon damaged, defective or the product’s expiration date. Product return allowance is estimated and recorded at the time of sale.

Other Allowances: We pay fees to Customers for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expenses in our condensed consolidated statements of operations, otherwise they are included as a reduction to product revenue.

There have been no significant changes to our accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements we adopted in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. We adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on our condensed consolidated balance sheet, comprised of facility lease agreements for our corporate headquarters and laboratory facilities in California. We elected the package of practical expedients upon transition, which allows us to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the three months ended March 31, 2019 are presented under Topic 842, and the results for the three months ended March 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” We also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. We did not elect to apply the hindsight expedient.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. We early adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and have presented the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We adopted the Securities Act Release No. 33-10532 on January 1, 2019 and the adoption did not have a material effect on our financial position, results of operations, cash flows or stockholders’ equity.

The following are the recent accounting pronouncements that we have not yet adopted.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Net product revenue	$37,098	$—	$37,098

Net product revenue for the three months ended March 31, 2019 was $37.1 million due to the U.S. sales of UDENYCA®, which commenced in January 2019. There were no product sales during the three months ended March 31, 2018.

Cost of goods sold

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Cost of goods sold	$2,225	$—	$2,225
Gross margin	94%	0%	94%

The cost of goods sold for the three months ended March 31, 2019 was $2.2 million. Cost of goods sold consists primarily of third-party manufacturing, distribution and overhead costs associated with the sale of UDENYCA®. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. Cost of goods sold for the period included write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to decrease as a result of paying a mid-single digit royalty on net product revenue to Amgen.

Research and Development Expense

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Research and development	$18,789	$25,455	$(6,666)

Research and development expense for the three months ended March 31, 2019 was $18.8 million compared to $25.5 million for the same period in 2018, a decrease of $6.7 million. The decrease in research and development expense was primarily due to the following:

•	a decrease of $7.1 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018;
•	a decrease of $1.5 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter of 2018; and
•	a decrease of $0.3 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the three months ended March 31, 2019 was partially offset by the following:

•	an increase of $1.4 million in costs related to the development of our other biosimilar product candidates as we continue to advance our preclinical stage pipeline;
•	an increase of $0.6 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs; and
•	an increase of $0.3 million in costs related to CHS-131 in connection with preparing an investigational new drug application with the FDA and preparing a clinical program in NASH patients.

We expect our research and development expense to be similar or slightly higher in the future as our late-stage product candidates advance through the regulatory approval process.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Selling, general and administrative	$32,683	$16,577	$16,106

Selling, general and administrative expense for the three months ended March 31, 2019 was $32.7 million compared to $16.6 million for the same period in 2018, an increase of $16.1 million. The increase in selling, general and administrative expense was primarily due to the following:

•

an increase of $10.1 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to enable the ongoing commercialization of UDENYCA®;

•

an increase of $4.6 million for legal, marketing, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support on-going litigations and the commercialization of UDENYCA®;

•	an increase of $0.9 million in stock-based compensation expense due to an increase in commercial related headcount and additional stock options granted since the first quarter of 2018; and

•	an increase of $0.5 million in facility related expenses to support our growing commercial infrastructure.

We expect future selling, general and administrative expense to stay relatively the same in future periods.

Interest Expense

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Interest expense	$4,216	$2,408	$1,808

Interest expense for the three months ended March 31, 2019 was $4.2 million compared to $2.4 million for the same period in 2018, an increase of $1.8 million. The increase in interest expense is primarily due to the interest accrued under the Term Loan we entered into in January 2019.

Other Income, Net

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Other income, net	$811	$138	$673

Other income, net for the three months ended March 31, 2019 was $0.8 million compared to $0.1 million for the same period in 2018, an increase of $0.7 million. The increase was primarily due to an increase in interest earned on investments in marketable securities of $0.3 million, foreign exchange fluctuation of $0.2 million and a change in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition of $0.2 million.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In October 2016, we entered into a sales agreement with Cowen, under which we may offer and sell our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In January 2019, we issued and sold an aggregate of 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. As of January 19, 2019, our Shelf Registration Statement expired and accordingly the ATM Offering Program expired.

On January 7, 2019 (the “Term Loan Closing Date”), we entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries.

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus LIBOR (customarily defined). If the consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, are in excess of $250.0 million, then the interest rate will be reduced as of January 1, 2020 to 6.75% per annum plus LIBOR. Interest is payable quarterly in arrears.

We are required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date.

We are also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control.

If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Term Loan Closing Date but on or prior to the four year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Term Loan Closing Date but on or prior to the five year anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the Term Loan, we paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

In the first quarter of 2019, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of March 31, 2019, we had an accumulated deficit of $1.0 billion and cash and cash equivalents and investments in marketable securities of $96.4 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(56,983)	$(33,584)
Net cash used in investing activities	(15,199)	(13,181)
Net cash provided by financing activities	81,477	1,878
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(136)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,159	$(44,900)

Net cash used in operating activities

Cash used in operating activities was $57.0 million for the three months ended March 31, 2019, which was primarily due to the following:

•	a net loss of $20.0 million;
•	an increase in trade receivables of $46.5 million due to sales of UDENYCA® in the U.S. starting January 3, 2019;
•	an increase in inventory of $6.4 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
•

an increase in prepaid manufacturing, other prepaid and other assets of $3.1 million primarily due to the launch of our co-pay assistance program for UDENYCA® of $1.9 million, the timing of insurance payments of $0.8 million, and prepayment for our UDENYCA® manufacturing of $2.0 million, which was partly offset by the write-down of $1.3 million due to the cancellation of certain manufacturing reservations;

•	a decrease in accounts payable of $4.0 million primarily due to the timing of invoices and vendor payments related to our manufacturing and legal costs;
•	a decrease in accrued compensation of $1.9 million primarily due to the settlement of our 2018 bonus, which was partially offset by an increase in ESPP contributions; and
•	a decrease in lease liabilities of $0.5 million.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $9.5 million and depreciation and amortization of property and equipment of $0.7 million, non-cash interest expense from amortization of debt issuance discounts of $0.5 million, excess and obsolete inventory of $0.4 million and non-cash operating lease expense of $0.4 million;

•	an increase in accrued rebates, fees and returns of $11.9 million as a result of initiating UDENYCA® sales; and
•	an increase in accrued and other liabilities of $2.0 million primarily due to our legal costs and other accruals.

Cash used in operating activities was $33.6 million for the three months ended March 31, 2018, which was primarily due to the following:

•	a net loss of $44.3 million; and
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

•	a decrease in prepaid manufacturing, other prepaid and assets of $1.4 million primarily due to the utilization of a prepayment balance to manufacture UDENYCA®; and
•	an increase in accrued compensation and accrued and other liabilities of $0.5 million due to the timing of invoices and vendor payments.

Net cash used in investing activities

Cash used in investing activities of $15.2 million for the three months ended March 31, 2019 was primarily due to the purchase of short-term investments in marketable securities of $14.9 million and purchases of property and equipment of $0.3 million.

Cash used in investing activities of $13.2 million for the three months ended March 31, 2018 was primarily due to the purchase of short-term investments in marketable securities of $13.1 million.

Net cash provided by financing activities

Cash provided by financing activities of $81.5 million for the three months ended March 31, 2019 was primarily related to $72.9 million in proceeds from our term loan, net of issuance costs, $8.2 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts, commissions and offering costs and $0.4 million from the exercise of stock options.

Cash provided by financing activities of $1.9 million for the three months ended March 31, 2018 was primarily related to proceeds of $1.8 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts, commissions and offering costs and $0.2 million from the exercise of stock options.

Funding Requirements

We believe that our current available cash, cash equivalents, investments in marketable securities, and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations through at least 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

•	cash proceeds from UDENYCA® sales;
•	the costs of manufacturing, distributing and marketing UDENYCA®;
•	the cost of manufacturing clinical supplies and any products that we may develop;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
•	the number and characteristics of product candidates that we pursue;
•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
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

If the proceeds from UDENYCA® sales are insufficient or are not collected in a timely manner, we may need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019:

	Payments Due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations - Convertible notes (2)	$133,600	$6,150	$16,400	$111,050	$—
Long-term debt obligations - Term loan (2)	114,353	5,500	14,620	46,709	47,524
Non-cancelable purchase commitments (3)	30,560	4,385	25,575	600	—
Operating lease obligations (4)	9,881	1,996	5,367	2,518	—
Contingent payments to InteKrin Stockholders	64	—	—	64	—
Total contractual liabilities	$288,458	$18,031	$61,962	$160,941	$47,524

(1)

“Less than 1 year” represents the remainder of 2019 calendar year obligations, “1 to 3 years” represents 2020 and 2021 calendar year obligations, “3 to 5 years” represents 2022 and 2023 calendar year obligations, and “More than 5 years” represents the 2024 and beyond calendar year obligations.

(2)	The long-term debt obligation is comprised of future minimum payments related to our Convertible notes and Term loan.
(3)	These amounts are comprised of purchase commitments to our CMO’s and material purchase commitments.
(4)	These amounts are comprised of the rent payments on our facility leases.

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

On January 7, 2019, we entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries (the “Guarantors”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We enter into contracts in the normal course of business with CROs for preclinical studies and clinical trials and CMOs for the manufacture of drug materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for products or services that we had received as of the effective date of the termination and any applicable cancellation fees.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we had cash, cash equivalents and investments in marketable securities of $96.4 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2019, we implemented certain internal controls in connection with our product launch and our adoption of Topic 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On November 9, 2015, and December 7, 2015, we filed in the USPTO, pursuant to 35 U.S.C. §§ 311–319 AND 37 C.F.R. § 42, petitions for IPR of AbbVie’s U.S. patents 8,889,135 (Case No. IPR2016-00172, filed November 9, 2015) (the “‘135 patent”); 9,017,680 (Case No. IPR2016-00188, filed December 7, 2015) (the “‘680 patent”); and 9,073,987 (Case No. IPR 2016-00189, filed December 7, 2015) (the “‘987 patent”), each entitled “Methods of Administering Anti-TNFα Antibodies” and generally concern a 40 mg biweekly subcutaneous dosing regimen for treating rheumatoid arthritis (“RA”) with Humira® (Adalimumab). On May 16, 2017, the PTAB invalidated all claims of the ‘135 patent, and on June 9, 2017, the PTAB invalidated all claims of the ‘680 patent and ‘987 patent. On July 14, 2017, AbbVie filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit in the ‘135 patent, ‘680 patent and ‘987 patent. We and AbbVie have filed briefs in this matter and a decision on the appeal was expected from the Federal Circuit in 2019. However, pursuant to the global settlement agreements with AbbVie that grant us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420, we resolved all pending disputes between the parties related to our adalimumab biosimilar, and as a result, we filed a motion to withdraw from the proceedings at the U.S. Court of Appeals for the Federal Circuit related to the ‘135 patent, ‘680 patent and ‘987 patent. On January 31, 2019, the court granted our motion.

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. On May 19, 2017, Amgen dismissed Defendant KBI Biopharma Inc. without prejudice. In December 2018, the court set a trial date of April 22, 2019. On April 9, 2019, Defendant Howard S. Weiser settled with Amgen and was dismissed. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus have filed briefs in this matter and oral argument is scheduled for May 8, 2019.

On January 24, 2019, we filed suit against Amgen in the United States District Court of Delaware alleging that the manufacture of Amgen’s Humira® biosimilar, Amgevita™, infringes Coherus’ U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of the asserted Coherus patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. The case is currently pending.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million, $238.8 million and $127.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $20.0 million and $44.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $1.0 billion.

The amount of our future net losses will depend, in part, on the rate of our future product sales, offset by the rate of future expenditures, and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, UDENYCA® (pegfilgrastim-cbqv), CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for UDENYCA® was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for UDENYCA® on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018. Our MAA for UDENYCA® was accepted for review by the EMA in November 2016, and on September 25, 2018, the European Commission (“EC”) approved the MAA of UDENYCA®. On November 2, 2018, the FDA approved UDENYCA® as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. It may be several months before we submit an application for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS- 2020 (our aflibercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates in those markets. However, even additional product candidates beyond UDENYCA® gain regulatory approval and are commercialized, we may not become profitable.

Our expenses will increase substantially if and as we:

•	establish a sales, marketing and distribution infrastructure to commercialize UDENYCA® or any of our product candidates for which we may obtain marketing approval;
•	continue our nonclinical and clinical development of our product candidates;
•	initiate additional nonclinical, clinical or other studies for our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	advance our programs into more expensive clinical studies;
•	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
•	make upfront, milestone, royalty or other payments under any license agreements;
•	seek to create, maintain, protect and expand our intellectual property portfolio;
•	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
•	engage in litigation including patent litigation and IPR proceedings with originator companies or others that may hold patents;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•

experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

Further, the net losses or net income we incur may fluctuate significantly from quarter-to-quarter and year-to-year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year due to factors including the timing of clinical trials, any litigation that we may initiate or that may be initiated against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder.

We are heavily dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of March 31, 2019, our cash, cash equivalents and investments in marketable securities were $96.4 million. We expect that our existing cash, cash equivalents, the cash collected from UDENYCA® sales, together with the $75 million term loan executed in January 2019 and investments in marketable securities will be sufficient to fund our current operations for at least the next 12 months. We have financed our operations primarily through the sale of equity securities, convertible notes, and credit facilities, as well as through license agreements.

However, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to successfully launch and commercialize UDENYCA®;
•	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
•	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder; and
•	the cost, timing and outcomes of any litigation that we may file or that may be filed against us by third parties.

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

Risks Related to Launch and Commercialization of UDENYCA® and our Other Product Candidates

We have a limited operating history in an emerging regulatory environment on which to assess our business. We will not generate any revenue from product sales until 2019 and may never be profitable.

We are a biotherapeutics company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, UDENYCA® (pegfilgrastim-cbqv) is our only product approved for commercialization in the United States (“U.S.”) and European Union (“E.U.”), and we have no products approved in any other territories. The U.S. Food and Drug Administration (“FDA”) approved UDENYCA® on November 2, 2018, as a biosimilar to Amgen’s Neulasta®, to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The European Commission (“EC”), through the European Medicines Agency (“EMA”), approved UDENYCA® on September 25, 2018 for substantially the same indication as approved by the FDA.

On January 3, 2019, we initiated the sale of UDENYCA® in the U.S.

Our ability to generate meaningful revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

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

We cannot predict when we will begin generating meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

•	launching and commercializing UDENYCA® either directly or with collaboration partners or distributors;
•	healthcare providers, payers, and patients adopting our product candidates once approved and launched;
•	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	attracting, hiring and retaining qualified personnel;
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

Our ability to generate revenue relies substantially on the successful launch and commercialization of UDENYCA®, which is currently our only commercial product offering.

Our ability to generate revenue will be primarily dependent on the sale of UDENYCA® to healthcare providers, and we expect that the sales of UDENYCA® will account for substantially all of our revenue for the foreseeable future. While we are in various stages of research and development with other biosimilar and pharmaceutical products, there can be no assurance that we will be able to successfully develop and commercialize any new product candidates. In order to substantially increase our revenue, we will need to educate community oncology clinics and hospitals, group purchasing organizations (“GPOs”), wholesalers, and insurance payers about UDENYCA®. We had limited contact with these entities to date because UDENYCA® was not approved by regulatory authorities until late 2018. If we are unable to contract and increase prescriptions of UDENYCA® with our customers, expand payer coverage and reimbursement, or successfully develop and commercialize new products or services, our revenue and our ability to achieve and sustain profitability would be impaired.

We hired new marketing and sales team members to launch and market UDENYCA®. If we fail to develop, organize, and execute an effective marketing and sales strategy, as well as retain a significant number our sales and marketing team members, we may fail to generate meaningful sales or achieve expected commercial results.

In 2018, we substantially increased the size of our marketing and sales team to help us launch and sell UDENYCA®. While we believe our sales and marketing team is comprised of individuals with proven industry experience, technical expertise, and supporting distribution capabilities to commercialize UDENYCA®, we will have no experience selling or marketing UDENYCA®. To successfully commercialize UDENYCA®, we will need to develop, grow, and retain our sales and marketing team members, as well as increase our brand recognition, value proposition, and commercial outreach efforts, either on our own or with others. Doing so may be expensive, difficult, time consuming, and require active learning and adaptation. Any failure or delay in the development, cohesion, or execution of our sales and marketing efforts or supply and distribution capabilities may adversely impact sales of UDENYCA®. Further, given our lack of prior experience in marketing and selling biosimilar products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of UDENYCA® or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, such as the E.U., we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaboration partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business.

The commercial success of UDENYCA®, or any future product candidate, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of UDENYCA®, or any of our future product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•	the clinical indications for which approval is granted;
•	the possibility that a competitor may achieve interchangeability and we may not;
•	relative convenience and ease of administration;
•	the extent to which our product may be similar to the originator product than competing biosimilar product candidates;
•	policies and practices governing the naming of biosimilar product candidates;
•	prevalence of the disease or condition for which the product is approved;
•	the cost of treatment, particularly in relation to competing treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•	publicity concerning our products or competing products and treatments;
•	the extent to which third-party payers provide adequate third-party coverage and reimbursement for our product candidates, if approved;
•	the price at which we sell our products;
•	the actions taken by competitors to delay, restrict or block customer usage of the product; and
•	our ability to maintain compliance with regulatory requirements.

Market acceptance of UDENYCA®, and our other future product candidates, if approved, will not be fully known until after it is launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar product candidates. Our efforts to educate the medical community and third-party payers on the benefits of the product candidates may require significant resources, may be under-resourced compared to large well-funded pharmaceutical entities and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

The third-party coverage and reimbursement status of UDENYCA® (or our other product candidates, if approved) is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Pricing, coverage and reimbursement of UDENYCA®, or any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Effective January 2018, CMS assigned a product specific Q-Code to UDENYCA®, which is necessary to allow UDENYCA® to have its own reimbursement rate and average selling price with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while third-party payers may adopt the Q-Code assigned by CMS for UDENYCA®, there remains uncertainty as to whether such payers will ultimately cover and pay providers for the administration and use of the product with each patient. If UDENYCA®, or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Increasing efforts by governmental and third-party payers in the U.S. and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for UDENYCA® or any of our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. We expect to experience pricing pressures in connection with the sale of UDENYCA® and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

UDENYCA® and our other product candidates, even if approved, will remain subject to regulatory scrutiny.

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

Risks Related to Competitive Activity

UDENYCA®, or our other biosimilar product candidates if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

Specifically, some of the pharmaceutical and biotechnology companies we expect to compete with include: Apotex Inc. (“Apotex”), Sandoz International GmbH (“Sandoz”), Amgen Inc. (“Amgen”), Pfizer Inc. (“Pfizer”), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan N.V. (“Mylan”), and Cinfa Biotech S.L. (“Cinfa”), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), adalimumab (Humira) and etanercept (Enbrel).

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

CHS-3351 may face competition from Genentech USA, Inc. (the holder of rights to Lucentis, the reference product of CHS-3351), as well as Pfenex Inc., Samsung Bioepis, Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG) and Bioeq IP AG (in collaboration with Formycon AG). Each of these companies has disclosed development plans for a Lucentis biosimilar candidate.

CHS-2020 may face competition from Regeneron Pharmaceuticals, Inc. (the holder of rights to Eylea, the reference product of CHS-2020), as well as Momenta Pharmaceuticals, Inc. and Santo Holding GmbH (in collaboration with Formycon AG), each of which has disclosed development plans for an Eylea biosimilar candidate.

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

UDENYCA® and our other biosimilar product candidates, if approved, could face price competition from other biosimilars of the same reference products for the same indication. This price competition could exceed our capacity to respond, detrimentally affecting our market share and revenue as well as adversely affecting the overall financial health and attractiveness of the market for the biosimilar.

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

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira), etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are approved and successfully commercialized before UDENYCA® or our product candidates for these originator products (CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before UDENYCA®, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the U.S. of this biosimilar. Furthermore, in July 2018, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA has adopted positive opinions for the marketing authorization of UDENYCA® and a pegfilgrastim biosimilar candidate from Intas and in September 2018, the CHMP has adopted positive opinions for three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa.

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

Although UDENYCA® is approved by the FDA and the EMA, we may be delayed in selling UDENYCA® due to direct or indirect legal challenges by our competitors or the government.

Although UDENYCA® received marketing approval in the U.S. and the E.U., we may also be subject to direct legal challenges from Amgen, the manufacturer of Neulasta®, or other current or future manufacturers of pegfilgrastim biosimilars, such as Mylan N.V., and we could be delayed or prevented from launching UDENYCA® as a result of court orders or as a result of the time necessary to resolve such challenges.

Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the U.S. or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of biosimilars, including the Patient Protection and Affordable Care Act (“PPACA”) and the BPCIA, which in aggregate may cause a delay in the commercial launch of UDENYCA®.

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

As of March 31, 2019, we had 243 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA®, CHS-1420 and CHS-0214, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA®, also excluding Argentina). We intend to seek commercialization partners for all products in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries). Our license with Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

For UDENYCA® and each of our lead product candidates, CHS-1420 and CHS-0214, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these lead products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA®. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. For example, a FDA inspection in the fourth quarter of 2016 of KBI Biopharma, our contract manufacturer for UDENYCA® bulk drug substance, resulted in various form 483 observations. KBI Biopharma submitted corrective actions to the FDA. The FDA completed its review and has stated that the inspection is now closed. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Risks Related to Adverse Events

UDENYCA® or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, use of UDENYCA® or our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to UDENYCA® and our lead product candidates, CHS-1420 and CHS-0214, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. On May 19, 2017, Amgen dismissed Defendant KBI Biopharma Inc. without prejudice. In December 2018, the court set a trial date of April 22, 2019. On April 9, 2019, Defendant Howard S. Weiser settled with Amgen and was dismissed. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years.

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

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third party coverage and reimbursement for one or more of our product candidates. We currently do not have any approved products, other than UDENYCA®.

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

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. For example, in June 2017, we received a CRL from the FDA in response to our 351(k) BLA for UDENYCA®, identifying certain issues, including a request for reanalysis of a subset of subject samples with a revised immunogenicity assay and requests for certain additional manufacturing related process information, which must be addressed before approval can be granted. If we and our existing or future collaboration partners do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, and it is possible that none of our other current or future product candidates will ever obtain regulatory approval.

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

We are marketing UDENYCA® in the United States, and subject to product approvals and relevant patent expirations, we intend to market our other biosimilar products in the U.S. and outside the U.S. on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the U.S. and may seek to partner commercially all biosimilars outside the U.S.

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
•

the federal physician “sunshine” requirements under the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable GPOs; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

With the approval of UDENYCA®, we anticipate that we will need to participate in the Medicaid Drug Rebate Program, Medicare Coverage Gap Discount Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly-owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014, wholly-owns InteKrin Russia, a pharmaceutical development entity in Russia, which holds an immaterial amount of cash in Russian banks as of March 31, 2019. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis and NASH. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar business. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through April 30, 2019 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of March 31, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 51% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2019, there were 69,338,697 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 31, 2019, approximately 20.8 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Similar to prior financing transactions, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2018, we reserved for future issuance under the 2016 Plan a total of 2,300,000 share of common stock for new employees. In January 2019, we increased the reserve for future issuance under the 2016 Plan to 2,800,000 shares of common stock for new employees. In April 2019, we increased the reserve for future issuance under the 2016 Plan to 3,450,000 shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (v) Notes to the Condensed Consolidated Financial Statements.

					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: May 9, 2019	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)