Form 10-Q
period 2019-06-30
Coherus BioSciences, Inc.
filed 2019-08-05
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 69,763,968 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	whether we will be able to continue to increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;
•	whether we will be able to commercialize directly or through partners UDENYCA® in Europe;
•	our ability to continue to build the sales and marketing infrastructure for UDENYCA®;
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

•

our financial performance, including, but not limited to, maintaining profitability for the future, as well as the 2019 and future performance of our gross margins, research and development expenses and selling and general administrative expenses; and

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

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$105,927	$72,356
Investments in marketable securities	5,991	—
Restricted cash	50	50
Trade receivables, net	77,385	—
Inventory	4,333	1,659
Prepaid manufacturing	6,748	7,906
Other prepaid and other assets	5,196	2,462
Total current assets	205,630	84,433
Property and equipment, net	5,646	6,660
Inventory, non-current	18,465	4,012
Operating lease right-of-use assets	6,353	—
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	785	785
Other assets, non-current	14	14
Total assets	$240,456	$99,467
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,223	$15,294
Accounts payable - related parties	50	—
Accrued rebates, fees and reserve	20,650	—
Accrued compensation	10,810	10,540
Accrued liabilities	8,295	7,008
Other liabilities	2,198	419
Total current liabilities	61,226	33,261
Contingent consideration, non-current	64	60
Convertible notes	77,916	77,319
Convertible notes - related parties	25,972	25,773
Term loan	73,286	—
Lease liabilities, non-current	5,977	—
Other liabilities, non-current	—	1,645
Total liabilities	244,441	138,058
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock	—	—
Common stock	7	7
Additional paid-in capital	977,787	946,515
Accumulated other comprehensive loss	(511)	(282)
Accumulated deficit	(981,268)	(984,831)
Total stockholders' deficit	(3,985)	(38,591)
Total liabilities and stockholders’ deficit	$240,456	$99,467

(1)

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$83,433	$—	$120,531	$—
Operating expenses:
Cost of goods sold	601	—	2,826	—
Research and development (includes related party of $50 and $0 for the three months ended June 30, 2019 and 2018, respectively; and $50 and $1,479 for the six months ended June 30, 2019 and 2018, respectively)	18,883	26,519	37,672	51,974
Selling, general and administrative (includes related party of $1 and $66 for the three months ended June 30, 2019 and 2018, respectively; and $1 and $100 for the six months ended June 30, 2019 and 2018, respectively)	36,456	18,391	69,139	34,968
Total operating expenses	55,940	44,910	109,637	86,942
Income (loss) from operations	27,493	(44,910)	10,894	(86,942)
Interest expense (includes related party of $613 and $604 for the three months ended June 30, 2019 and 2018, respectively; and $1,224 and $1,206 for the six months ended June 30, 2019 and 2018, respectively)	(4,433)	(2,417)	(8,649)	(4,825)
Other income, net	558	3,642	1,369	3,780
Net income (loss) before income taxes	23,618	(43,685)	3,614	(87,987)
Income tax provision	51	—	51	—
Net income (loss)	23,567	(43,685)	3,563	(87,987)
Net loss attributable to non-controlling interest	—	47	—	52
Net income (loss) attributable to Coherus	$23,567	$(43,638)	$3,563	$(87,935)

Net income (loss) per share attributable to Coherus:
Basic	$0.34	$(0.68)	$0.05	$(1.42)
Diluted	$0.32	$(0.68)	$0.05	$(1.42)

Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic	69,479,016	63,960,567	69,310,791	62,051,912
Diluted	72,963,972	63,960,567	72,281,564	62,051,912

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$23,567	$(43,685)	$3,563	$(87,987)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	1	—	—
Foreign currency translation adjustments, net of tax	(93)	226	(229)	213
Comprehensive income (loss)	23,474	(43,458)	3,334	(87,774)
Comprehensive loss attributable to non-controlling interest	—	47	—	52
Comprehensive income (loss) attributable to Coherus	$23,474	$(43,411)	$3,334	$(87,722)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Issuance of common stock in connection with common stock offerings, net	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	143,523	—	825	—	—	825
Issuance of common stock upon vesting of RSUs	22,195	—	—	—	—	—
Issuance of common stock upon 2018 bonus payout	109,168	—	1,350	—	—	1,350
Stock-based compensation expense	—	—	9,813	—	—	9,813
Other comprehensive income - cumulative translation adjustment	—	—	—	(136)	—	(136)
Net income (loss)	—	—	—	—	(20,004)	(20,004)
Balances at March 31, 2019	69,338,697	7	966,731	(418)	(1,004,835)	(38,515)
Issuance of common stock upon exercise of stock options	108,374	—	674	—	—	674
Issuance of common stock upon ESPP purchase	180,077	—	1,878	—	—	1,878
Stock-based compensation expense	—	—	8,504	—	—	8,504
Other comprehensive income - cumulative translation adjustment	—	—	—	(93)	—	(93)
Net income	—	—	—	—	23,567	23,567
Balances at June 30, 2019	69,627,148	$7	$977,787	$(511)	$(981,268)	$(3,985)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total Coherus		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Non-controlling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balances at December 31, 2017	59,840,467	$6	$808,060	$(750)	$(775,492)	$31,824	$(1,289)	$30,535
Issuance of common stock in connection with common stock offerings, net	192,642	—	1,748	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	121,116	—	225	—	—	225	—	225
Stock-based compensation expense	—	—	8,720	—	—	8,720	—	8,720
Other comprehensive loss - unrealized gain in marketable securities	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive loss - cumulative translation adjustment	—	—	—	(13)	—	(13)	—	(13)
Distributions to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Net loss - attributable to Coherus	—	—	—	—	(44,297)	(44,297)	—	(44,297)
Balances at March 31, 2018	60,154,225	6	818,753	(764)	(819,789)	(1,794)	(1,294)	(3,088)
Issuance of common stock in connection with common stock offerings, net	7,399,411	1	98,638	—	—	98,639	—	98,639
Issuance of common stock upon exercise of stock options	89,296	—	284	—	—	284	—	284
Issuance of common stock upon vesting of RSUs	5,000	—	—	—	—	—	—	—
Issuance of common stock upon ESPP purchase	95,099	—	764	—	—	764	—	764
Stock-based compensation expense	—	—	8,690	—	—	8,690	—	8,690
Other comprehensive loss - unrealized gain in marketable securities	—	—	—	1	—	1	—	1
Other comprehensive loss - cumulative translation adjustment	—	—	—	226	—	226	—	226
Distributions to non-controlling interest	—	—	—	—	—	—	(47)	(47)
Net loss - attributable to Coherus	—	—	—	—	(43,638)	(43,638)	—	(43,638)
Balances at June 30, 2018	67,743,031	$7	$927,129	$(537)	$(863,427)	$63,172	$(1,341)	$61,831

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income (loss)	$3,563	$(87,987)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,365	1,824
Remeasurement of fair-value contingent consideration	4	(3,195)
Stock-based compensation expense	17,486	17,410
Non-cash accretion of discount on marketable securities	(127)	(114)
Non-cash interest expense from amortization of debt discount	1,127	725
Excess and obsolete inventory	410	—
Non-cash operating lease expense	818	—
Changes in operating assets and liabilities:
Trade receivables, net	(77,385)	—
Inventory	(16,706)	—
Prepaid manufacturing	1,158	4,699
Other prepaid and current assets	(2,630)	893
Accounts payable	4,024	(2,333)
Accounts payable - related parties	50	(233)
Accrued rebates, fees and reserve	20,650	—
Accrued compensation	1,620	3,111
Accrued and other liabilities	1,317	(3,697)
Lease liabilities	(1,020)	—
Other liabilities, non-current	(30)	(217)
Net cash used in operating activities	(44,306)	(69,114)
Investing activities
Purchases of property and equipment	(517)	(86)
Purchases of investments in marketable securities	(14,864)	(42,869)
Proceeds from maturities of investments in marketable securities	9,000	13,170
Net cash used in investing activities	(6,381)	(29,785)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	8,153	100,497
Proceeds from term loan, net of issuance costs	73,061	—
Proceeds from issuance of common stock upon exercise of stock options	1,395	509
Proceeds from ESPP purchase	1,878	764
Net cash provided by financing activities	84,487	101,770
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(229)	213
Net increase in cash, cash equivalents and restricted cash	33,571	3,084
Cash, cash equivalents and restricted cash at beginning of period	73,191	127,756
Cash, cash equivalents and restricted cash at end of period	$106,762	$130,840

Supplemental disclosure of cash flow information
Non-cash 2018 bonus payment settled in common stock	$1,350	$—

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

Need to Raise Additional Capital

As of June 30, 2019, the Company had an accumulated deficit of $981.3 million and cash and cash equivalents and short-term investments in marketable securities of $111.9 million. In January 2019, the Company issued and sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total net proceeds of $8.2 million (see Note 10). As of January 19, 2019, the Company’s Shelf Registration Statement expired and accordingly the ATM Program was terminated. The Company also entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners consisting of a six-year term loan facility for an aggregate principal of $75.0 million in January 2019. The Company believes that its current available cash, cash equivalents, short-term investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. Although the Company was profitable for the three and six months ended June 30, 2019, the Company may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to generate sufficient cash from product sales or to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of June 30, 2019: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other income, net in the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018, were a net gain of $61,000 and a net loss of $270,000, respectively, and for the six months ended June 30, 2019 and 2018 were a net gain of $230,000 and a net loss of $278,000, respectively.

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

	June 30,	June 30,
	2019	2018
Cash and cash equivalents	$105,927	$130,005
Restricted cash	50	50
Restricted cash - non-current	785	785
Total cash, cash equivalents and restricted cash	$106,762	$130,840

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net, based on the specific identification method.

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

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with these public sector benefit providers. Certain rebate amounts commensurate with share utilization of UDENYCA relative to other pegfilgrastim products. The accrual for rebates is based on statutory or contractual discount rates and expected utilization. The estimates for the expected utilization of rebates are based on Customer and commercially available payer data, as well as data collected from the Healthcare Providers, Customers, GPOs, and historical utilization rates. Rebates invoiced by payers, Healthcare Providers and GPOs are paid in arrears. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenue in the period of adjustment.

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

On May 2, 2019, the Company and Amgen settled a trade secret action brought by Amgen. The Company will pay a mid-single digit royalty on net product revenue to Amgen beginning on July 1, 2019 for five years.

Cost of goods sold for the six months ended June 30, 2019, included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the six months ended June 30, 2019 and 2018.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) per share by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes (see Note 11).

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheet at June 30, 2019 and December 31, 2018.

For the three and six months ended June 30, 2019, the Company recorded income tax provision of $51,000, which comprised of state taxes in jurisdictions outside of California for which the Company has a limited operating history. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period in accordance with ASC 740-270. The income tax provision for the three months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against the Company’s federal deferred tax assets which reduced the Company’s net tax expense. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of June 30, 2019.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. The Company adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on its condensed consolidated balance sheet, comprised of facility lease agreements for its corporate headquarters and laboratory facilities in California. The Company elected the package of practical expedients upon transition, which allows it to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the six months ended June 30, 2019 are presented under Topic 842, and the results for the six months ended June 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” The Company also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company did not elect to apply the hindsight expedient.

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

The impact of the adoption of Topic 842 on the accompanying condensed consolidated statement of operations as of and for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019
			Balance without
	As Reported	Higher (Lower)	the Adoption
Research and development	$18,883	$39	$18,922
Selling, general and administrative	$36,456	$43	$36,499
Total operating expenses	$55,940	$82	$56,022
Income from operations	$27,493	$(82)	$27,411
Net income	$23,567	$(82)	$23,485
Net income attributable to Coherus	$23,567	$(82)	$23,485

	Six Months Ended June 30, 2019
			Balance without
	As Reported	Higher (Lower)	the Adoption
Research and development	$37,672	$83	$37,755
Selling, general and administrative	$69,139	$87	$69,226
Total operating expenses	$109,637	$170	$109,807
Income from operations	$10,894	$(170)	$10,724
Net income	$3,563	$(170)	$3,393
Net income attributable to Coherus	$3,563	$(170)	$3,393

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-

based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. The Company’s early adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in its interim financial statements in its June 30, 2019 Form 10-Q. The Company adopted the Securities Act Release No. 33-10532 on January 1, 2019 and such adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

The following are the recent accounting pronouncements that the Company has not yet adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$83,326	$83,326	$—	$—
Restricted cash (money market funds)	835	835	—	—
Corporate notes and commercial paper	12,573	—	12,573	—
Total financial assets	$96,734	$84,161	$12,573	$—
Financial Liabilities:
Contingent consideration	$64	$—	$—	$64

	Fair Value Measurements
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$71,062	$71,062	$—	$—
Restricted cash (money market funds)	835	835	—	—
Total financial assets	$71,897	$71,897	$—	$—
Financial Liabilities:
Contingent consideration	$60	$—	$—	$60

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$83,326	$—	$—	$83,326
Corporate notes and commercial paper	6,582	—	—	6,582
Classified as cash equivalents	$89,908	$—	$—	$89,908

Corporate notes and commercial paper	$5,991	$—	$—	$5,991
Classified as investments in marketable securities	$5,991	$—	$—	$5,991

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

	December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$71,062	$—	$—	$71,062
Classified as cash equivalents	$71,062	$—	$—	$71,062

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

As of June 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of June 30, 2019 was approximately four months. The gross realized gains were $145,000 and $143,000 for the three months ended June 30, 2019 and 2018, respectively, and $257,000 and $226,000 for the six months ended June 30, 2019 and 2018, respectively, in the condensed consolidated statement of operations. There were no gross realized losses for the three and six months ended June 30, 2019 and 2018, in the condensed consolidated statement of operations.

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The compound transaction analysis as of June 30, 2019 applied a 20% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

The change in the fair value of the Compound Transaction Payment was recognized in other income, net within the condensed consolidated statement of operations of $0 and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4,000 and $3.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2018	$60
Change in fair value of the contingent consideration liability	4
Balance as of June 30, 2019	$64

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes due in March 2022, which the Company issued on February 29, 2016 (see Note 7) is based on an income approach. The estimated fair value was approximately $131.9 million (par value $100.0 million) as of June 30, 2019 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

4.Inventory

The Company began capitalizing inventory in November 2018 upon the FDA approval of UDENYCA®. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw Materials	$3,911	$2,851
Work in process	15,587	1,576
Finished goods	3,300	1,244
Total	$22,798	$5,671

Balance sheet classifications (in thousand):

	June 30,	December 31,
	2019	2018
Inventory	$4,333	$1,659
Inventory, non-current	18,465	4,012
Total	$22,798	$5,671

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the balance sheet. As of June 30, 2019, the non-current portion of inventory consisted of raw materials, work in process and a portion of the finished goods. As of December 31, 2018, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $6.3 million and $6.6 million on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively, includes a prepayment made to a contract manufacturing organization (“CMO”) for manufacturing services and raw materials, which the Company expects to be converted into inventory within the next twelve months.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$11,676	$11,505
Computer equipment and software	2,880	1,651
Furniture and fixtures	714	714
Leasehold improvements	4,364	4,364
Construction in progress	414	1,463
Total property and equipment	20,048	19,697
Accumulated depreciation and amortization	(14,402)	(13,037)
Property and equipment, net	$5,646	$6,660

Depreciation and amortization expense was $674,000 and $902,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical and manufacturing	$4,884	$3,950
Accrued other	3,411	3,058
Accrued liabilities	$8,295	$7,008

6.	Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $83.4 million and $120.5 million during the three and six months ended June 30, 2019, respectively. There was no product revenue during the three or six months ended June 30, 2018.

Revenue by significant Customer was distributed as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	Percent of Total	Percent of Total
McKesson	42%	43%
AmeriSource-Bergen Corp	31%	32%
Cardinal	25%	23%
Others	2%	2%
Total revenue	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Activity related to 2019 sales	65,726	8,593	22,843	97,162
Payments and customer credits issued	(42,368)	(1,095)	(9,692)	(53,155)
Balance at June 30, 2019	$23,358	$7,498	$13,151	$44,007

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of June 30, 2019, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	June 30,	December 31,
	2019	2018
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(3,834)	(4,431)
Convertible Notes	$77,916	$77,319

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,278)	(1,477)
Convertible Notes - related parties	$25,972	$25,773
Total Convertible Notes	$103,888	$103,092

If the Convertible Notes were to be converted on June 30, 2019, the holders of the Convertible Notes would receive common shares with an aggregate value of $98.9 million based on the Company’s closing stock price of $22.10.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stated coupon interest	$1,538	$1,538	$3,075	$3,075
Accretion of debt discount and debt issuance costs	302	275	597	544
Interest expense	$1,840	$1,813	$3,672	$3,619
Stated coupon interest - related parties	$512	$512	$1,025	$1,025
Accretion of debt discount and debt issuance costs - related parties	101	92	199	181
Interest expense - related parties	$613	$604	$1,224	$1,206
Total interest expense	$2,453	$2,417	$4,896	$4,825

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $5.1 million as of June 30, 2019, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 2.75 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.5 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $4.8 million for the six month periods ended June 30, 2019 and 2018, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$4,100
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	131,550
Less amount representing interest	(22,550)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(5,112)
Net carrying amount of Convertible Notes	$103,888

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR (“LIBOR”). If the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019, are in excess of $250.0 million, then the interest rate will be reduced as of January 1, 2020 to 6.75% per annum plus LIBOR. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2019, the effective interest rate is 10.7%.

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

The following table summarizes information about the components of the Term Loan (in thousands):

June 30,
2019
Principal amount of the Term Loan	$75,000
Unamortized debt discount and debt issuance costs	(1,714)
Term Loan	$73,286

The following table presents the components of interest expense (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Stated coupon interest	$1,801	$3,421
Accretion of debt discount and debt issuance costs	179	332
Interest expense	$1,980	$3,753

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $4.7 million as of June 30, 2019, will be amortized using the effective rate over the remaining term of the Term Loan of 5.5 years. During the three and six months ended June 30, 2019, the Company recognized total interest expense of $2.0 million and $3.8 million, respectively, related to the Term Loan’s accrued interest and amortization of the debt discount.

Future payments on the Term Loan as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$3,641
2020	7,244
2021	7,224
2022	7,224
2023	39,346
2024 and beyond	47,495
Total minimum payments	112,174
Less amount representing interest	(34,174)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(4,714)
Net carrying amount of Term Loan	$73,286

8.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor and a CMO for the supplies of raw materials and manufacturing of commercial supply of UDENYCA®. As of June 30, 2019, the Company’s contractual obligations under the terms of the agreements were as follows (in thousands):

Years ending December 31,
Remainder of 2019	$9,845
2020	24,975
2021	600
2022	600
Total obligations	$36,020

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

Contingencies

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI BioPharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. The court has set a trial date of April 22, 2019. On May 2, 2019, the Company and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years beginning on July 1, 2019 (see Note 12).

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

In July 2015, the Company entered into the office lease space for its corporate headquarters in Redwood City, California under operating lease agreement, which has been subject to an amendment to secure additional space such that the total headquarters lease space is approximately 40,341 square feet. The lease agreement, as amended, provided for aggregate tenant improvement allowance of $1.4 million, which was amortized as a reduction to rent expense on a straight-line basis over the lease term prior to the adoption of Topic 842 (see Note 2). Additionally, the lease agreement, as amended, provides for certain limited rent abatement and contains annual scheduled rent increases over the lease term. The lease terminates in November 2022 and contains a one-time option to extend the lease term for five years. As part of the lease agreement, the Company obtained a standby letter of credit (the “Letter of Credit”) in an amount of approximately $0.8 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under of the lease. The Company will be entitled to periodically reduce the amount of the Letter of Credit during the lease term. The Letter of Credit of $0.8 million is recorded as restricted cash, non-current within the consolidated balance sheet at June 30, 2019 and December 31, 2018.

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

The balance sheet classification of the lease liabilities was as follows (in thousands):

June 30,
2019
Operating lease liabilities
Other liabilities	$2,198
Lease liabilities, non-current	5,977
Total operating lease liabilities	$8,175

Operating lease costs were $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of the lease liabilities for the three and six months ended June 30, 2019 was $0.7 million and $1.3 million, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows.

As of June 30, 2019, the maturities of the operating lease liabilities were as follows (in thousands):

Operating leases
Years ending December 31,
Remainder of 2019	$1,333
2020	2,695
2021	2,672
2022	2,518
Total lease payments	9,218
Less imputed interest	(1,043)
Operating lease liabilities	$8,175

As of June 30, 2019, the weighted average remaining lease term was 3.4 years and the weighted average operating discount rate used to determine the operating lease liabilities was 7.0%.

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

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$2,963	$4,072	$6,622	$7,835
Selling, general and administrative	5,028	4,618	10,864	9,575
	$7,991	$8,690	$17,486	$17,410

Stock-based compensation of $0.5 million and $0 was capitalized into inventory for the three months ended June 30, 2019, and 2018, respectively, and $0.8 million and $0 for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

11.	Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$23,567	$(43,638)	$3,563	$(87,935)
Denominator:
Weighted-average common shares outstanding	69,479,016	63,960,567	69,310,791	62,051,912
Basic net income (loss) per share attributable to Coherus	$0.34	$(0.68)	$0.05	$(1.42)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$23,567	$(43,638)	$3,563	$(87,935)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	69,479,016	63,960,567	69,310,791	62,051,912
Add effect of potential dilutive securities:
Stock options	3,469,172	—	2,953,049	—
Restricted stock units	15,784	—	17,724	—
Denominator for diluted net income (loss) per share attributable to Coherus	72,963,972	63,960,567	72,281,564	62,051,912
Diluted net income (loss) per share attributable to Coherus	$0.32	$(0.68)	$0.05	$(1.42)

The following outstanding dilutive potential shares have been excluded from the calculation of diluted net income (loss) per share attributable to Coherus due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options, including purchases from contributions to ESPP	10,341,798	13,901,836	10,195,378	13,901,836
Restricted stock units	-	115,064		115,064
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871	4,473,871	4,473,871
Total	14,815,669	18,490,771	14,669,249	18,490,771

12.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace as related party in its consolidated financial statements as of March 31, 2018. The Company recognized $0 and $1.5 million during the three and six months ended June 30, 2018, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of June 30, 2019, and December 31, 2018, the Company had $50,000 and $0 in accounts payable - related parties reflected on its condensed consolidated balance sheet, respectively. The Company recorded in research and development in its condensed consolidated statement of operations $50,000 for both the three and six months ended June 30, 2019, and $0 for both the three and six months ended June 30, 2018. The Company recorded in selling, general and administrative in its condensed consolidated statement of operations $1,000 for both the three and six months ended June 30, 2019, and $60,000 and $100,000 for the three and six months ended June 30, 2018, respectively.

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

On September 20, 2018, we received regulatory approval for the marketing of UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, from the European Commission. On November 2, 2018, we received regulatory approval for UDENYCA® from the U.S. Food and Drug Administration (“FDA”). We initiated U.S. sales of UDENYCA® in January 2019.

On January 3, 2019, we initiated the U.S. sales of UDENYCA®, our first commercial product. While we have incurred significant losses historically, we have reached profitability for the three and six months ended June 30, 2019 as a result of UDENYCA® sales increases since January 3, 2019. We anticipate that we will remain profitable if we are able to maintain operating expenses relatively constant and provided that sales of UDENYCA® do not decline in the future. Our net income was $3.6 million for the six months ended June 30, 2019 and our net loss was $43.7 million for the six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of approximately $981.3 million.

Our clinical-stage biosimilar pipeline includes the following product candidates:

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017, to support a 351(k) BLA in the U.S. In January 2017, we initiated a PK study bridging CHS-1420 to European manufactured Humira and a PK study comparing U.S. Humira to E.U. Humira. We completed two PK bridging studies of CHS-1420, one comparing the Phase 3 CHS-1420 material to U.S. manufactured adalimumab (Humira) in March 2017, and the other comparing CHS-1420 to European manufactured Humira in August 2017. We anticipate that additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the 351(k) BLA submission in a manner to be able to launch CHS-1420 in the U.S. on or after July 1, 2023.

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

•

CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate under development for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In June 2019, we opened an investigational new drug application with the FDA for CHS-131 and we plan to initiate a clinical program in NASH patients for CHS-131.

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

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% Convertible Senior Notes due in March 2022 (the “Convertible Notes”). These Convertible Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. If we fail to satisfy certain registration or reporting requirements, then additional interest will accrue on the Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The holders of the Convertible Notes are Healthcare Royalty Partners III, L.P. and three of its related entities, which hold $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million. The Convertible Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the Convertible Notes were issued), subject to adjustment in certain events. Upon conversion of the Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. After March 31, 2020, the full amount of the Convertible Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the Convertible Notes. At maturity or redemption, if not earlier converted, we will pay 109% of the principal amount of the Convertible Notes, together with accrued and unpaid interest, in cash.

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

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $83.4 million and $120.5 million during the three and six months ended June 30, 2019, respectively. There was no product revenue during the three or six months ended June 30, 2018.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We have received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. For the remainder of 2019, we expect our research and development expense to be similar or slightly higher than in the first half of 2019 as our late-stage product candidates work their way through the regulatory approval process and we prepare for commercialization by increasing manufacturing activities which are expensed as research and development costs.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. Certain rebate amounts commensurate with share utilization of UDENYCA® related to other pegfilgrastim products. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the pharmacies and distributors and historical utilization rates. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to our Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net product revenue in the period of adjustment.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. We believe that the accounting policies discussed in that Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements we adopted in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. We adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on our condensed consolidated balance sheet, comprised of facility lease agreements for our corporate headquarters and laboratory facilities in California. We elected the package of practical expedients upon transition, which allows us to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the six months ended June 30, 2019 are presented under Topic 842, and the results for the six months ended June 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” We also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. We did not elect to apply the hindsight expedient.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and have presented the analysis of changes in stockholders’ equity in our interim financial statements in our June 30, 2019 Form 10-Q. We adopted the Securities Act Release No. 33-10532 on January 1, 2019 and the adoption did not have a material effect on our financial position, results of operations, cash flows or stockholders’ equity.

The following are the recent accounting pronouncements that we have not yet adopted.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Net product revenue	$83,433	$—	$83,433	$120,531	$—	$120,531

Net product revenue for the three and six months ended June 30, 2019 was $83.4 million and $120.5 million, respectively, due to the U.S. sales of UDENYCA®, which commenced in January 2019. There were no product sales during the three or six months ended June 30, 2018.

Cost of goods sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Cost of goods sold	$601	$—	$601	$2,826	$—	$2,826
Gross margin	99%	0%	99%	98%	0%	98%

The cost of goods sold for the three and six months ended June 30, 2019 was $0.6 million and $2.8 million, respectively. Cost of goods sold consists primarily of third-party manufacturing, distribution and overhead costs associated with the sale of UDENYCA®. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. Cost of goods sold for the six months ended June 30, 2019 included write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to decrease as a result of paying a mid-single digit royalty on net product revenue to Amgen beginning on July 1, 2019.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Research and development	$18,883	$26,519	$(7,636)	$37,672	$51,974	$(14,302)

Research and development expense for the three months ended June 30, 2019 was $18.9 million compared to $26.5 million for the same period in 2018, a decrease of $7.6 million. The decrease in research and development expense was primarily due to the following:

•

a decrease of $10.2 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was offset by development expense associated with an on-body device for UDENYCA®;

•

a decrease of $1.1 million in stock-based compensation expense from fully-vested options granted company-wide in April 2015 with higher option price partially offset by additional stock options granted since the first half of 2018;

•	a decrease of $0.5 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first half of 2018; and
•	a decrease of $0.2 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the three months ended June 30, 2019 was partially offset by the following:

•	an increase of $2.1 million in costs for CHS-1420 related to the preparation of our BLA and activities related to inspection readiness;
•	an increase of $1.2 million in costs related to the development of our other biosimilar product candidates as we continue to advance our preclinical stage pipeline;
•	an increase of $0.6 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs; and

•	an increase of $0.5 million in costs related to CHS-131 in connection with opening an IND application with the FDA and preparing a clinical program in NASH patients.

Research and development expense for the six months ended June 30, 2019 was $37.7 million compared to $52.0 million for the same period in 2018, a decrease of $14.3 million. The decrease in research and development expense was primarily due to the following:

•

a decrease of $17.3 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was offset by development expense associated with an on-body device for UDENYCA®;

•	a decrease of $2.1 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter of 2018;
•

a decrease of $1.2 million in stock-based compensation expense from fully-vested options granted company-wide in April 2015 with higher option price partially offset by additional stock options granted since the first half of 2018; and

•	a decrease of $0.5 million in facilities, supplies and materials and other infrastructure.

The decrease in research and development expense for the six months ended June 30, 2019 was partially offset by the following:

•	an increase of $2.6 million in costs related to the development of our other biosimilar product candidates as we continue to advance our preclinical stage pipeline;
•	an increase of $2.2 million for CHS-1420 development costs related to the preparation of our BLA and activities related to inspection readiness;
•	an increase of $1.2 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs; and
•	an increase of $0.8 million in costs related to CHS-131 in connection with preparing and opening an IND application in June 2019 with the FDA and preparing a clinical program in NASH patients.

We expect our research and development expense to increase in the future as our product candidates advance through clinical development or the regulatory approval process.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Selling, general and administrative	$36,456	$18,391	$18,065	$69,139	$34,968	$34,171

Selling, general and administrative expense for the three months ended June 30, 2019 was $36.5 million compared to $18.4 million for the same period in 2018, an increase of $18.1 million. The increase in selling, general and administrative expense was primarily due to the following:

•

an increase of $13.3 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to enable the ongoing commercialization of UDENYCA®;

•

an increase of $3.7 million for legal, marketing, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support on-going litigations and the commercialization of UDENYCA®;

•	an increase of $0.6 million in facility related expenses to support our growing commercial infrastructure for UDENYCA®; and
•

an increase of $0.4 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options granted since the first half of 2018. The increase was partially offset by a decrease resulting from the fully-vested options granted company-wide in April 2015 with higher option price.

Selling, general and administrative expense for the six months ended June 30, 2019 was $69.1 million compared to $35.0 million for the same period in 2018, an increase of $34.2 million. The increase in selling, general and administrative expense was primarily due to the following:

•

an increase of $23.5 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to enable the ongoing commercialization of UDENYCA®;

•

an increase of $8.3 million for legal, marketing, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support on-going litigations and the commercialization of UDENYCA®;

•

an increase of $1.3 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options granted since the first half of 2018. The increase was partially offset by a decrease resulting from the fully-vested options granted company-wide in April 2015 with higher option price; and

•	an increase of $1.1 million in facility related expenses to support our growing commercial infrastructure for UDENYCA®.

We expect future selling, general and administrative expense to stay relatively the same in future periods.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Interest expense	$4,433	$2,417	$2,016	$8,649	$4,825	$3,824

Interest expense for the three months ended June 30, 2019 was $4.4 million compared to $2.4 million for the same period in 2018, an increase of $2.0 million. Interest expense for the six months ended June 30, 2019 was $8.6 million compared to $4.8 million for the same period in 2018, an increase of $3.8 million. The increase in interest expense for both periods is primarily due to the interest related to our Term Loan we entered into in January 2019.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Other income, net	$558	$3,642	$(3,084)	$1,369	$3,780	$(2,411)

Other income, net for the three months ended June 30, 2019 was $0.6 million compared to $3.6 million for the same period in 2018, a decrease of $3.1 million. The decrease for the three months ended June 30, 2019 was primarily due to a decrease of $3.4 million in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date. The decrease was partially offset by an increase in foreign exchange fluctuation of $0.3 million.

Other income, net for the six months ended June 30, 2019 was $1.4 million compared to $3.8 million for the same period in 2018, a decrease of $2.4 million. The decrease for the six months ended June 30, 2019 was primarily due to a decrease of $3.2 million in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date. The decrease was partially offset by an increase in foreign exchange fluctuation of $0.5 million and an increase on interest earned on investments in marketable securities of $0.2 million

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Income tax provision	$51	$—	$51	$51	$—	$51

Income tax provision for the three and six months ended June 30, 2019 was $51,000 compared to $0 for the same period in 2018, an increase of $51,000. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The income tax provision for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against our federal deferred tax assets which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the three and six months ended June 30, 2019, we have previously generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

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

In the first half of 2019, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of June 30, 2019, we had an accumulated deficit of $981.3 million and cash and cash equivalents and investments in marketable securities of $111.9 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. Although we are profitable for the three and six months ended June 30, 2019, we may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(44,306)	$(69,114)
Net cash used in investing activities	(6,381)	(29,785)
Net cash provided by financing activities	84,487	101,770
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(229)	213
Net increase in cash, cash equivalents and restricted cash	$33,571	$3,084

Net cash used in operating activities

Cash used in operating activities was $44.3 million for the six months ended June 30, 2019, which was primarily due to the following:

•	an increase in trade receivables of $77.4 million due to sales of UDENYCA® in the U.S. starting January 3, 2019;
•	an increase in inventory of $16.7 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
•	an increase in other prepaid and assets of $2.6 million primarily due to the launch of our co-pay assistance program for UDENYCA® of $1.9 million and the timing of vendor payments; and
•	a decrease in lease liabilities of $1.0 million due to lease payments in the first half of 2019 and amortization.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $17.5 million and depreciation and amortization of property and equipment of $1.4 million, non-cash interest expense from amortization of debt issuance discounts of $1.1 million, non-cash operating lease expense of $0.8 million and excess and obsolete inventory of $0.4 million;

•	net income of $3.6 million;
•	an increase in accrued rebates, fees and reserve of $20.7 million as a result of initiating UDENYCA® sales;
•	a decrease in prepaid manufacturing services of $1.1 million primarily due to the progress of our CHS-1420 manufacturing activities;
•	an increase in accrued and other liabilities of $1.3 million primarily due to our accruals for our UDENYCA® manufacturing;

•

an increase in accounts payable and accounts payable - related parties of $4.1 million primarily due to the timing of invoices and vendor payments related to legal costs and the distribution service fees related to the sales of UDENYCA®; and

•

an increase in accrued compensation of $1.6 million primarily due to increased compensation and bonus accrual associated with our UDENYCA® sales force, which was partially offset by the settlement of our 2018 bonus payment in the first quarter of 2019.

Cash used in operating activities was $69.1 million for the six months ended June 30, 2018, which was primarily due to the following:

•	a net loss of $88.0 million;
•	non-cash charges related to the fair value remeasurement of our contingent consideration obligation of $3.2 million; and
•

a decrease in accounts payable, accounts payable - related parties, and accrued and other liabilities of $6.5 million primarily due to the payments to our clinical research organizations and clinical manufacturing organizations as a result of the progression of our clinical trial programs that are winding down, and the timing of vendor payments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $17.4 million, depreciation and amortization of property and equipment of $1.8 million and non-cash interest related to the amortization of debt discount and debt issuance cost of $0.7 million;

•	a net decrease in prepaid manufacturing and other prepaid assets of $5.6 million primarily due to the utilization of a prepayment balance to manufacture UDENYCA®; and
•	an increase in accrued compensation of $3.1 million primarily due to the first half of 2018 bonus accrual.

Net cash used in investing activities

Cash used in investing activities of $6.4 million for the six months ended June 30, 2019 was primarily due to the purchase of short-term investments in marketable securities of $14.9 million and purchases of property and equipment of $0.5 million, which was partially offset by proceeds from maturities of short-term investments of $9.0 million.

Cash used in investing activities of $29.8 million for the six months ended June 30, 2018 was primarily due to the purchase of short-term investments in marketable securities of $43.0 million, partially offset by proceeds from the maturities of investments in marketable securities of $13.2 million.

Net cash provided by financing activities

Cash provided by financing activities of $84.5 million for the six months ended June 30, 2019 was primarily related to $73.1 million in proceeds from our term loan, net of issuance costs, $8.1 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts, commissions and offering costs, $1.9 million in proceeds related to ESPP, and $1.4 million from the exercise of stock options.

Cash provided by financing activities of $101.8 million for the six months ended June 30, 2018 was primarily related to proceeds of $100.8 million from the issuance of our common stock from an underwritten public offering and our ATM Offering Program, net of underwriting discounts and commissions, $0.8 million in proceeds related to ESPP and $0.5 million from the exercise of stock options. The proceeds were partially offset by payments of $0.3 million for offering expenses related to the issuance of common stock.

Funding Requirements

We believe that our current available cash, cash equivalents, investments in marketable securities, and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for the foreseeable future, beyond the 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including the following:

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments Due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations - Convertible notes (2)	$131,550	$4,100	$16,400	$111,050	$—
Long-term debt obligations - Term loan (2)	112,174	3,641	14,468	46,570	47,495
Non-cancelable purchase commitments (3)	36,020	9,845	25,575	600	—
Operating lease obligations (4)	9,218	1,333	5,367	2,518	—
Contingent payments to InteKrin Stockholders	64	—	—	64	—
Total contractual liabilities	$289,026	$18,919	$61,810	$160,802	$47,495

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

As of June 30, 2019, we had cash, cash equivalents and investments in marketable securities of $111.9 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

During the six months ended June 30, 2019, we implemented certain internal controls in connection with our product launch and our adoption of Topic 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. On May 19, 2017, Amgen dismissed Defendant KBI Biopharma Inc. without prejudice. In December 2018, the court set a trial date of April 22, 2019. On April 9, 2019, Defendant Howard S. Weiser settled with Amgen and was dismissed. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in the Company’s favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. This case is currently pending, as Amgen may seek further appellate relief at the Federal Circuit or file a petition for writ of certiorari to the Supreme Court of the United States.

On January 24, 2019, we filed suit against Amgen in the United States District Court of Delaware alleging that the manufacture of Amgen’s Humira® biosimilar, Amgevita™, infringes Coherus’ U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of the asserted Coherus patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. On April 18, 2019, Amgen filed its answer and counterclaims. On June 24, 2019, we filed our answer to Amgen’s counterclaims. The case is currently pending.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million, $238.8 million and $127.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $88.0 million for the six months ended June 30, 2018. However, for the six months ended June 30, 2019, we had net income of $3.6 million. As of June 30, 2019, we had an accumulated deficit of $981.3 million.

The amount of our future net losses or net income will depend, in part, on the rate of our future product sales, offset by the rate of future expenditures, and our ability to obtain funding through equity or debt financings or strategic collaborations. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, UDENYCA® (pegfilgrastim-cbqv), CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for UDENYCA® was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for UDENYCA® on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018. Our MAA for UDENYCA® was accepted for review by the EMA in November 2016, and on September 20, 2018, the European Commission (“EC”) approved the MAA of UDENYCA®. On November 2, 2018, the FDA approved UDENYCA® as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. It may be several months before we submit an application for market approval with the relevant regulatory agencies for CHS-1420 and CHS-0214. We have not yet initiated clinical trials for CHS-3351 (our ranibizumab (Lucentis) biosimilar) or for CHS- 2020 (our aflibercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates in those markets. However, even additional product candidates beyond UDENYCA® gain regulatory approval and are commercialized, we may not remain profitable.

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

We may be unable to maintain or increase profitability.

Although we reported net income of $23.6 million and $3.6 million for the three and six months ended June 30, 2019, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of our long-range future profits or losses. The amount of net profits or losses will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We are heavily dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of June 30, 2019, our cash, cash equivalents and investments in marketable securities were $111.9 million. We expect that our existing cash, cash equivalents, the cash collected from UDENYCA® sales, together with the $75 million term loan executed in January 2019 and investments in marketable securities will be sufficient to fund our current operations for the foreseeable future and beyond the next 12 months. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements, and to a lesser extent, through recent product sales of UDENYCA®.

However, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to continue to successfully commercialize UDENYCA®, and to compete against new pegfilgrastim biosimilar commercial entrants;
•	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
•	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder; and
•	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

If we are unable to obtain funding on a timely basis, stay profitable or increase our net profits, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period), such corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future (some of which changes are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even as we attained profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

We are a biotherapeutics company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, UDENYCA® (pegfilgrastim-cbqv) is our only product approved for commercialization in the United States (“U.S.”) and European Union (“E.U.”), and we have no products approved in any other territories. The U.S. Food and Drug Administration (“FDA”) approved UDENYCA® on November 2, 2018, as a biosimilar to Amgen’s Neulasta®, to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The European Commission (“EC”), through the European Medicines Agency (“EMA”), approved UDENYCA® on September 20, 2018 for substantially the same indication as approved by the FDA.

On January 3, 2019, we initiated the sale of UDENYCA® in the U.S.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

•	CHS-1420 (our adalimumab (Humira) biosimilar candidate;
•	CHS-0214 (our etanercept (Enbrel) biosimilar candidate);
•	CHS-3351 (our ranibizumab (Lucentis) biosimilar)
•	CHS-2020 (our aflibercept (Eylea) biosimilar); and
•	CHS-131 (a small molecule for nonalcoholic steatohepatitis (“NASH”) and multiple sclerosis).

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

•	our ability to successfully commercialize UDENYCA® ;
•	competing against current and future pegfilgrastim products;

•	healthcare providers, payers, and patients adopting our product candidates once approved and launched;
•	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	attracting, hiring and retaining qualified personnel;
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

Pricing, coverage and reimbursement of UDENYCA®, or any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Mylan and Biocon Ltd., Mylan’s partner, received approval for a Neulasta biosimilar candidate (Fulphila (pegfilgrastim-jmdb)) in the U.S. in June 2018. We understand that Sandoz and Apotex have each submitted a Neulasta biosimilar product candidate for market approval in the U.S. and that Sandoz received a Complete Response Letter from the FDA at the end of June 2016. The European Commission (“EC”) granted marketing authorization to five Neulasta biosimilar candidates from Intas Pharmaceuticals LTD. (“Intas”), USV Biologics (“USV”), Mylan and its partner Biocon, Sandoz and Cinfa.

Similarly, Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis are examples of companies engaged in development of biosimilar product candidates for adalimumab (Humira). Samsung Bioepis received approval for a Humira biosimilar candidate (Hadlima (adalimumab-bwwd)) in the U.S. in July 2019 and plans to launch its product after June 30, 2023. We understand Pfizer completed its Phase 3 program in 2017, and that Samsung Bioepis’ Humira biosimilar was approved in the E.U. in August 2017. Boehringer Ingelheim’s Humira biosimilar (Cyltezo, adalimumab-admb) was approved in the U.S. in August 2017, Sandoz’s Humira biosimilar (Hyrimoz, adalimumab-adaz) was approved in the U.S. in October 2018. In addition, in September 2016, the FDA approved Amgen’s adalimumab biosimilar (Amjevita, adalimumab-atto).

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

CHS-2020 may face competition from Regeneron Pharmaceuticals, Inc. (the holder of rights to Eylea, the reference product of CHS-2020), as well as Momenta Pharmaceuticals, Inc. (in collaboration with Mylan) and Santo Holding GmbH (in collaboration with Formycon AG), each of which has disclosed development plans for an Eylea biosimilar candidate.

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

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before UDENYCA®, CHS-1420, CHS-0214, CHS-3351 or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the U.S. of this biosimilar. Furthermore, in October 2018, the EC granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the EU granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

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

As of June 30, 2019, we had 257 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in the Company’s favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. This case is currently pending, as Amgen may seek further appellate relief at the Federal Circuit or file a petition for writ of certiorari to the Supreme Court of the United States.

On January 24, 2019, we entered into settlement and license agreements with AbbVie, that grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420, our proposed adalimumab (Humira)

biosimilar. The global settlements resolve all pending disputes between the parties related to CHS-1420. Under the U.S. settlement, our license period in the U.S. commences on July 1, 2023.

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

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI Biopharma Inc. is not named as defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. Although Amgen has indicated it intends to seek a preliminary injunction, no motion has been filed yet. On May 19, 2017, Amgen dismissed Defendant KBI Biopharma Inc. without prejudice. In December 2018, the court set a trial date of April 22, 2019. On April 9, 2019, Defendant Howard S. Weiser settled with Amgen and was dismissed. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and will pay a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 and CHS-0214 have completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development. We have not yet initiated clinical trials for CHS-3351, CHS-2020, or CHS-131 in NASH patients. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

We and our collaboration partners intend to pursue market authorization globally. In the U.S., an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act (“PHSA”). Subsequent to the enactment of the BPCIA, the FDA issued guidance documents regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payers and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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
•

the federal physician “sunshine” requirements under the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians (including their immediate family members), certain other healthcare professionals as of 2022, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members and applicable GPOs; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly-owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014, wholly-owns InteKrin Russia, a pharmaceutical development entity in Russia, which holds an immaterial amount of cash in Russian banks as of June 30, 2019. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis and NASH. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar business. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through July 31, 2019 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of June 30, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 49% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2019, there were 69,627,148 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2019, approximately 21.1 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/13/2014

10.1†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (vi) Notes to the Condensed Consolidated Financial Statements.

X

†Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Regulation S-K, Item 601(b)(10).  Such excluded information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 5, 2019	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)