Form 10-Q
period 2019-09-30
Coherus BioSciences, Inc.
filed 2019-11-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 70,129,340 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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
•

whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-131 (our therapeutic small molecule candidate);

•

whether our partner, Bioeq IP AG (“Bioeq”), will be able to file a 351(k) biologics license application (“BLA”) and obtain regulatory approval for Bioeq’s biosimilar candidate for ranibizumab (Lucentis®), in the United States and we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon approval;

•	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1420 and CHS-131;
•	whether we will be able to continue the preclinical development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate);
•	our ability to obtain and maintain regulatory approval of any product candidates;
•	our expectations regarding government and third-party payer coverage and reimbursement;
•	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
•	our reliance on third-party contract manufacturers to supply our product candidates for us;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;
•	the implementation of strategic plans for our business and products;
•	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;
•	the cost, timing and outcomes of litigation involving our product candidates;
•	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
•	the benefits of the use of our product candidates;
•	the U.S. government’s policy mandating healthcare insurance coverage for pre-existing conditions will continue for the foreseeable future and will increase demand for high-quality biosimilars;
•	the rate and degree of market acceptance of our current or any future product candidates;
•	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Enbrel, Lucentis and Eylea;

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

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2019	2018
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$165,116	$72,356
Investments in marketable securities	5,377	—
Restricted cash	50	50
Trade receivables, net	89,646	—
Inventory	7,668	1,659
Prepaid manufacturing	5,381	7,906
Other prepaid and other assets	3,137	2,462
Total current assets	276,375	84,433
Property and equipment, net	5,857	6,660
Inventory, non-current	29,941	4,012
Operating lease right-of-use assets	11,133	—
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	—	785
Other assets, non-current	514	14
Total assets	$327,383	$99,467
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,709	$15,294
Accrued rebates, fees and reserve	37,121	—
Accrued compensation	13,352	10,540
Accrued liabilities	16,474	7,008
Other liabilities	2,045	419
Total current liabilities	82,701	33,261
Contingent consideration, non-current	59	60
Convertible notes	78,226	77,319
Convertible notes - related parties	26,075	25,773
Term loan	73,472	—
Lease liabilities, non-current	10,827	—
Other liabilities, non-current	—	1,645
Total liabilities	271,360	138,058
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	7	7
Additional paid-in capital	990,693	946,515
Accumulated other comprehensive loss	(452)	(282)
Accumulated deficit	(934,225)	(984,831)
Total stockholders' equity (deficit)	56,023	(38,591)
Total liabilities and stockholders’ equity (deficit)	$327,383	$99,467

(1)

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Net product revenue	$111,684	$—	$232,215	$—
Operating expenses:
Cost of goods sold	6,447	—	9,273	—
Research and development (includes related party of $0 and $130 for the three months ended September 30, 2019 and 2018, respectively; and $50 and $1,609 for the nine months ended September 30, 2019 and 2018, respectively)	21,568	31,603	59,240	83,577
Selling, general and administrative (includes related party of $0 for both the three months ended September 30, 2019 and 2018; and $1 and $100 for the nine months ended September 30, 2019 and 2018, respectively)	31,828	25,369	100,967	60,337
Total operating expenses	59,843	56,972	169,480	143,914
Income (loss) from operations	51,841	(56,972)	62,735	(143,914)
Interest expense (includes related party of $615 and $606 for the three months ended September 30, 2019 and 2018, respectively; and $1,839 and $1,812 for the nine months ended September 30, 2019 and 2018, respectively)	(4,469)	(2,425)	(13,118)	(7,250)
Other income, net	518	571	1,887	4,351
Net income (loss) before income taxes	47,890	(58,826)	51,504	(146,813)
Income tax provision	847	—	898	—
Net income (loss)	47,043	(58,826)	50,606	(146,813)
Net loss attributable to non-controlling interest	—	18	—	70
Net income (loss) attributable to Coherus	$47,043	$(58,808)	$50,606	$(146,743)

Net income (loss) per share attributable to Coherus:
Basic	$0.67	$(0.87)	$0.73	$(2.39)
Diluted	$0.63	$(0.87)	$0.69	$(2.39)

Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic	69,877,693	67,848,730	69,501,835	61,414,876
Diluted	78,530,227	67,848,730	72,872,076	61,414,876

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$47,043	$(58,826)	$50,606	$(146,813)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	59	116	(170)	330
Comprehensive income (loss)	47,102	(58,710)	50,436	(146,483)
Comprehensive loss attributable to non-controlling interest	—	18	—	70
Comprehensive income (loss) attributable to Coherus	$47,102	$(58,692)	$50,436	$(146,413)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Issuance of common stock in connection with common stock offerings, net	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	143,523	—	825	—	—	825
Issuance of common stock upon vesting of restricted stock units (RSUs)	22,195	—	—	—	—	—
Issuance of common stock upon 2018 bonus payout	109,168	—	1,350	—	—	1,350
Stock-based compensation expense	—	—	9,813	—	—	9,813
Other comprehensive income - cumulative translation adjustment	—	—	—	(136)	—	(136)
Net income (loss)	—	—	—	—	(20,004)	(20,004)
Balances at March 31, 2019	69,338,697	7	966,731	(418)	(1,004,835)	(38,515)
Issuance of common stock upon exercise of stock options	108,374	—	674	—	—	674
Issuance of common stock under the employee stock purchase plan ("ESPP")	180,077	—	1,878	—	—	1,878
Stock-based compensation expense	—	—	8,504	—	—	8,504
Other comprehensive income - cumulative translation adjustment	—	—	—	(93)	—	(93)
Net income	—	—	—	—	23,567	23,567
Balances at June 30, 2019	69,627,148	7	977,787	(511)	(981,268)	(3,985)
Issuance of common stock upon exercise of stock options	447,269	—	3,707	—	—	3,707
Issuance of common stock upon vesting of RSUs	17,570	—	—	—	—	—
Stock-based compensation expense	—	—	9,199	—	—	9,199
Other comprehensive income - cumulative translation adjustment	—	—	—	59	—	59
Net income	—	—	—	—	47,043	47,043
Balances at September 30, 2019	70,091,987	$7	$990,693	$(452)	$(934,225)	$56,023

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total Coherus		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Non-controlling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balances at December 31, 2017	59,840,467	$6	$808,060	$(750)	$(775,492)	$31,824	$(1,289)	$30,535
Issuance of common stock in connection with common stock offerings, net	192,642	—	1,748	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	121,116	—	225	—	—	225	—	225
Stock-based compensation expense	—	—	8,720	—	—	8,720	—	8,720
Other comprehensive loss - unrealized gain in marketable securities	—	—	—	(1)	—	(1)	—	(1)
Other comprehensive loss - cumulative translation adjustment	—	—	—	(13)	—	(13)	—	(13)
Distributions to non-controlling interest	—	—	—	—	—	—	(5)	(5)
Net loss - attributable to Coherus	—	—	—	—	(44,297)	(44,297)	—	(44,297)
Balances at March 31, 2018	60,154,225	6	818,753	(764)	(819,789)	(1,794)	(1,294)	(3,088)
Issuance of common stock in connection with common stock offerings, net	7,399,411	1	98,638	—	—	98,639	—	98,639
Issuance of common stock upon exercise of stock options	89,296	—	284	—	—	284	—	284
Issuance of common stock upon vesting of RSUs	5,000	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	95,099	—	764	—	—	764	—	764
Stock-based compensation expense	—	—	8,690	—	—	8,690	—	8,690
Other comprehensive loss - unrealized gain in marketable securities	—	—	—	1	—	1	—	1
Other comprehensive loss - cumulative translation adjustment	—	—	—	226	—	226	—	226
Distributions to non-controlling interest	—	—	—	—	—	—	(47)	(47)
Net loss - attributable to Coherus	—	—	—	—	(43,638)	(43,638)	—	(43,638)
Balances at June 30, 2018	67,743,031	7	927,129	(537)	(863,427)	63,172	(1,341)	61,831
Issuance costs associated with common stock offerings	—	—	14	—	—	14	—	14

Issuance of common stock upon exercise of stock options	166,626	—	1,399	—	—	1,399	—	1,399
Issuance of common stock upon vesting of RSUs	56,804	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,559	—	—	8,559	—	8,559
Other comprehensive loss - cumulative translation adjustment	—	—	—	117	—	117	—	117
Distributions to non-controlling interest	—	—	—	—	—	—	(18)	(18)
Purchase of the remaining non- controlling interest	—	—	(2,059)	—	—	(2,059)	1,359	(700)
Net loss - attributable to Coherus	—	—	—	—	(58,808)	(58,808)	—	(58,808)
Balances at September 30, 2018	67,966,461	$7	$935,042	$(420)	$(922,235)	$12,394	$—	$12,394

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income (loss)	$50,606	$(146,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,204	2,622
Remeasurement of fair-value contingent consideration	(1)	(3,220)
Stock-based compensation expense	26,319	25,970
Non-cash accretion of discount on marketable securities	(142)	(269)
Non-cash interest expense from amortization of debt discount	1,726	1,100
Impairment of property and equipment	—	3,862
Excess and obsolete inventory	410	—
Non-cash operating lease expense	1,305	—
Changes in operating assets and liabilities:
Trade receivables, net	(89,646)	—
Inventory	(31,151)	—
Prepaid manufacturing	2,525	5,193
Other prepaid and current assets	(653)	348
Other assets, non-current	(500)	—
Accounts payable	(1,436)	(7,757)
Accounts payable - related parties	—	(233)
Accrued rebates, fees and reserve	37,121	—
Accrued compensation	4,162	5,828
Accrued and other liabilities	9,416	1,786
Lease liabilities	(1,590)	—
Other liabilities, non-current	(30)	(320)
Net cash provided by (used in) operating activities	10,645	(111,903)
Investing activities
Purchases of property and equipment	(1,435)	(575)
Purchases of investments in marketable securities	(20,235)	(42,869)
Proceeds from maturities of investments in marketable securities	15,000	27,170
Purchase of non-controlling interest related to InteKrin	—	(300)
Purchase of non-controlling interest related to InteKrin - related party	—	(400)
Net cash used in investing activities	(6,670)	(16,974)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	8,153	100,286
Proceeds from term loan, net of issuance costs	72,955	—
Proceeds from issuance of common stock upon exercise of stock options	5,184	1,778
Proceeds from purchase under the employee stock purchase plan	1,878	764
Net cash provided by financing activities	88,170	102,828
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(170)	330
Net increase in cash, cash equivalents and restricted cash	91,975	(25,719)
Cash, cash equivalents and restricted cash at beginning of period	73,191	127,756
Cash, cash equivalents and restricted cash at end of period	$165,166	$102,037

Supplemental disclosure of cash flow information
Non-cash 2018 bonus payment settled in common stock	$1,350	$—
Right-of-use assets obtained in exchange for lease obligations	5,267	—
Non-cash non-controlling interest reflected in additional paid in capital	—	1,359

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

Need to Raise Additional Capital

As of September 30, 2019, the Company had an accumulated deficit of $934.2 million and cash, cash equivalents and short-term investments in marketable securities of $170.5 million. In January 2019, the Company issued and sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total net proceeds of $8.2 million (see Note 10). As of January 19, 2019, the Company’s Shelf Registration Statement expired and accordingly the ATM Program was terminated. The Company also entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners consisting of a six-year term loan facility for an aggregate principal of $75.0 million in January 2019. The Company believes that its current available cash, cash equivalents, short-term investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following our financial statement issuance date. Although the Company was profitable for the three and nine months ended September 30, 2019, the Company may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to generate sufficient cash from product sales or to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of September 30, 2019: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

The foreign exchange gains and losses recorded in other income, net in the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, were net losses of $97,000 and $131,000, respectively, and for the nine months ended September 30, 2019 and 2018 were a net gain of $132,000 and a net loss of $409,000, respectively.

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

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$165,116	$101,202
Restricted cash	50	50
Restricted cash - non-current	—	785
Total cash, cash equivalents and restricted cash	$165,166	$102,037

Restricted cash consists of cash held in money market accounts at banks. The restricted cash is used as collateral against the Company’s corporate credit cards and is classified as current; restricted cash – non-current was required to be held to cover the standby letter of credit issued by the Company’s landlord to drawdown on in the event the facility lease was breached. As a result of the lease amendment executed in September 2019, the letter of credit has been released by the landlord and no longer reflected as restricted cash – non-current (see Note 9).

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, and cash discounts for prompt payment. The Company’s estimate of the allowance for doubtful accounts is based on an evaluation of the aging of its receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, the Company has determined that an allowance for doubtful accounts is not required.

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

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of UDENYCA® compared to its forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of goods sold in the condensed consolidated statement of operations.

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

Product Sales Discounts and Allowances

Revenue from product sales is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from chargebacks, rebates, co-pay assistance, prompt-payment discounts, returns and other allowances that are offered within contracts between the Company and its Customers, Healthcare Providers, payers and GPOs relating to the sales of UDENYCA®. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions in trade receivables (if the amounts are payable to a Customer) or current liabilities (if the amounts are payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which the Company is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amount of consideration ultimately received may differ. If actual results in the future vary from the Company’s estimates, the estimates will be adjusted, which will affect the net product revenue in the period that such variances become known.

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

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with these public sector benefit providers. Certain rebate amounts commensurate with share utilization of UDENYCA® relative to other pegfilgrastim products. The accrual for rebates is based on statutory or contractual discount rates and expected utilization. The estimates for the expected utilization of rebates are based on Customer and commercially available payer data, as well as data collected from the Healthcare Providers, Customers, GPOs, and historical utilization rates. Rebates invoiced by payers, Healthcare Providers and GPOs are paid in arrears. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue.

Product Returns: The Company offers its Customers a limited product return right, which is principally based upon whether the product is damaged or defective, or the product’s expiration date. Product return allowance is estimated and recorded at the time of sale.

Other Allowances: The Company pays fees to Customers and GPOs for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expense in the Company’s condensed consolidated statements of operations, otherwise they are included as a reduction in product revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. A portion of the costs of producing UDENYCA® sold to date was expensed as research and development prior to the FDA approval of UDENYCA® and, therefore, it is not reflected in the cost of goods sold.

On May 2, 2019, the Company and Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began on July 1, 2019. The royalty cost will continue for five years pursuant to the settlement.

Cost of goods sold for the nine months ended September 30, 2019, included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the nine months ended September 30, 2019 and 2018.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes (see Note 11).

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company then assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No liabilities were recorded for interest or penalties related to income tax matters in the Company’s condensed consolidated balance sheet at September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019, the Company recorded income tax provision of $0.8 million and $0.9 million, respectively, which is comprised of state taxes in jurisdictions outside of California for which the Company has a limited operating history. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period in accordance with ASC 740-270. The income tax provision for the nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against the Company’s federal deferred tax assets, which reduced the Company’s net tax expense. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses as of September 30, 2019.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. The Company adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on its condensed consolidated balance sheet, comprised of facility lease agreements for its corporate headquarters and laboratory facilities in California. The Company elected the package of practical expedients upon transition, which allows it to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the nine months ended September 30, 2019 are presented under Topic 842, and the results for the nine months ended September 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” The Company also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company did not elect to apply the hindsight expedient.

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

The impact of the adoption of Topic 842 on the accompanying condensed consolidated statement of operations as of and for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019
			Balance without
	As Reported	Higher (Lower)	the Adoption
Research and development	$21,568	$49	$21,617
Selling, general and administrative	$31,828	$36	$31,864
Total operating expenses	$59,843	$85	$59,928
Income from operations	$51,841	$(85)	$51,756
Net income	$47,043	$(85)	$46,958
Net income attributable to Coherus	$47,043	$(85)	$46,958

	Nine Months Ended September 30, 2019
			Balance without
	As Reported	Higher (Lower)	the Adoption
Research and development	$59,240	$137	$59,377
Selling, general and administrative	$100,967	$120	$101,087
Total operating expenses	$169,480	$257	$169,737
Income from operations	$62,735	$(257)	$62,478
Net income	$50,606	$(257)	$50,349
Net income attributable to Coherus	$50,606	$(257)	$50,349

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in its interim financial statements in its September 30, 2019 Form 10-Q. The Company adopted the Securities Act Release No. 33-10532 on January 1, 2019 and such adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable and other current liabilities approximate their fair value due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

When quoted market prices are not available for a specific security, the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of the contingent consideration.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$143,965	$143,965	$—	$—
Restricted cash (money market funds)	50	50	—	—
Commercial paper	10,769	—	10,769	—
Total financial assets	$154,784	$144,015	$10,769	$—
Financial Liabilities:
Contingent consideration	$59	$—	$—	$59

	Fair Value Measurements
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$71,062	$71,062	$—	$—
Restricted cash (money market funds)	835	835	—	—
Total financial assets	$71,897	$71,897	$—	$—
Financial Liabilities:
Contingent consideration	$60	$—	$—	$60

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	September 30, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$143,965	$—	$—	$143,965
Commercial paper	5,392	—	—	5,392
Classified as cash equivalents	$149,357	$—	$—	$149,357

Corporate notes and commercial paper	$5,377	$—	$—	$5,377
Classified as investments in marketable securities	$5,377	$—	$—	$5,377

Restricted cash (money market funds)	$50	$—	$—	$50
Classified as restricted cash	$50	$—	$—	$50

	December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$71,062	$—	$—	$71,062
Classified as cash equivalents	$71,062	$—	$—	$71,062

Restricted cash (money market funds)	$835	$—	$—	$835
Classified as restricted cash	$835	$—	$—	$835

As of September 30, 2019, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in marketable securities available-for-sale as of September 30, 2019 was approximately three months. The gross realized gains were $36,000 and $233,000 for the three months ended September 30, 2019 and 2018, respectively, and $293,000 and $459,000 for the nine months ended September 30, 2019 and 2018, respectively, in the condensed consolidated statement of operations. There were no gross realized losses for the three and nine months ended September 30, 2019 and 2018, in the condensed consolidated statement of operations.

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 (“Earn-Out Payment”) and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). The contingent consideration related to the Earn-Out Payment was settled on March 6, 2015.

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The compound transaction analysis as of September 30, 2019 applied a 20% risk-adjusted discount rate to measure the present value and also captured an additional 8% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

The change in the fair value of the Compound Transaction Payment was recognized in other income, net within the condensed consolidated statement of operations as a gain of $5,000 and $25,000 for the three months ended September 30, 2019 and 2018, respectively, and a gain of $1,000 and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2018	$60
Change in fair value of the contingent consideration liability	(1)
Balance as of September 30, 2019	$59

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes due in March 2022, which the Company issued on February 29, 2016 (see Note 7) is based on an income approach. The estimated fair value was approximately $124.2 million (par value $100.0 million) as of September 30, 2019 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

4.Inventory

The Company began capitalizing inventory in November 2018 upon the FDA approval of UDENYCA®. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw Materials	$4,722	$2,851
Work in process	30,024	1,576
Finished goods	2,863	1,244
Total	$37,609	$5,671

Balance sheet classifications (in thousand):

	September 30,	December 31,
	2019	2018
Inventory	$7,668	$1,659
Inventory, non-current	29,941	4,012
Total	$37,609	$5,671

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the balance sheet. As of September 30, 2019 and December 31, 2018, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $4.2 million and $6.6 million on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively, includes a prepayment made to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$11,770	$11,505
Computer equipment and software	2,912	1,651
Furniture and fixtures	756	714
Leasehold improvements	4,389	4,364
Construction in progress	1,271	1,463
Total property and equipment	21,098	19,697
Accumulated depreciation and amortization	(15,241)	(13,037)
Property and equipment, net	$5,857	$6,660

Depreciation and amortization expense was $0.8 million for both the three months ended September 30, 2019 and 2018, and $2.2 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. In the third quarter of 2018, the Company identified an impairment indicator in machinery and equipment and upon further analysis recorded an impairment loss of $3.9 million within research and development expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018.

Accrued Liabilities

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical and manufacturing	$6,770	$3,950
Accrued other	9,704	3,058
Accrued liabilities	$16,474	$7,008

6.	Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $111.7 million and $232.2 million during the three and nine months ended September 30, 2019, respectively. There was no product revenue during the three or nine months ended September 30, 2018.

Revenue by significant Customer was distributed as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	Percent of Total	Percent of Total
McKesson	43%	43%
AmeriSource-Bergen Corp	29%	30%
Cardinal	26%	25%
Others	2%	2%
Total revenue	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Activity related to 2019 sales	138,082	22,748	45,176	206,006
Payments and customer credits issued	(107,719)	(4,745)	(25,447)	(137,911)
Balance at September 30, 2019	$30,363	$18,003	$19,729	$68,095

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying condensed consolidated balance sheets.

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of September 30, 2019, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	September 30,	December 31,
	2019	2018
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(3,524)	(4,431)
Convertible Notes	$78,226	$77,319

Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,175)	(1,477)
Convertible Notes - related parties	$26,075	$25,773
Total Convertible Notes	$104,301	$103,092

If the Convertible Notes were to be converted on September 30, 2019, the holders of the Convertible Notes would receive common shares with an aggregate value of $90.6 million based on the Company’s closing stock price of $20.26.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stated coupon interest	$1,538	$1,538	$4,613	$4,613
Accretion of debt discount and debt issuance costs	309	281	906	825
Interest expense	$1,847	$1,819	$5,519	$5,438
Stated coupon interest - related parties	$512	$512	$1,537	$1,537
Accretion of debt discount and debt issuance costs - related parties	103	94	302	275
Interest expense - related parties	$615	$606	$1,839	$1,812
Total interest expense	$2,462	$2,425	$7,358	$7,250

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $4.7 million as of September 30, 2019, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 2.5 years. The annual effective interest rate is 9.48% for the Convertible Notes. The Company recognized total interest expense of $2.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $7.4 million and $7.2 million for the nine month periods ended September 30, 2019 and 2018, respectively, related to the Convertible Notes’ accrued interest and amortization of the debt discount.

Future payments on the Convertible Notes as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$2,050
2020	8,200
2021	8,200
2022	111,050
Total minimum payments	129,500
Less amount representing interest	(20,500)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(4,699)
Net carrying amount of Convertible Notes	$104,301

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR (“LIBOR”). If the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019, are in excess of $250.0 million, then the interest rate will be reduced as of January 1, 2020 to 6.75% per annum plus LIBOR. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2019, the effective interest rate is 10.7%.

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

The following table summarizes information about the components of the Term Loan (in thousands):

September 30,
2019
Principal amount of the Term Loan	$75,000
Unamortized debt discount and debt issuance costs	(1,528)
Term Loan	$73,472

The following table presents the components of interest expense (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Stated coupon interest	$1,821	$5,242
Accretion of debt discount and debt issuance costs	186	518
Interest expense	$2,007	$5,760

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $4.5 million as of September 30, 2019, will be amortized using the effective rate over the remaining term of the Term Loan of 5.25 years. During the three and nine months ended September 30, 2019, the Company recognized total interest expense of $2.0 million and $5.8 million, respectively, related to the Term Loan’s accrued interest and amortization of the debt discount.

Future payments on the Term Loan as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
Remainder of 2019	$1,820
2020	7,244
2021	7,224
2022	7,224
2023	39,346
2024 and beyond	47,495
Total minimum payments	110,353
Less amount representing interest	(32,353)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(4,528)
Net carrying amount of Term Loan	$73,472

8.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of September 30, 2019, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2019	$6,947
2020	29,350
2021	14,753
2022	8,403
Total obligations	$59,453

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

Contingencies

On March 3, 2017, Amgen filed an action against the Company, KBI BioPharma Inc., the Company’s employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint alleges that the Company engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. On June 1, 2017, Amgen filed a Second Amended Complaint, which alleges as to Coherus (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) aiding and abetting breach of duty of loyalty and (iv) tortious interference with contract. As to defendant Weiser, the Second Amended Complaint alleges (i) unfair competition under California Business and Professions Code Section 17200 et seq., (ii) misappropriation of trade secrets, (iii) breach of contract, (iv) violation of Penal Code Section 502 and (v) breach of duty of loyalty. KBI BioPharma Inc. is not named as a defendant in the Second Amended Complaint. The Second Amended Complaint seeks injunctive relief and monetary damages. On May 2, 2019, the Company and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019 (see Note 2 – Cost of Goods Sold).

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

In July 2015, the Company entered into the office space for its corporate headquarters in Redwood City, California under an operating lease agreement, which has been subject to amendments to secure additional space such that the total headquarters leased space is approximately 40,341 square feet. The lease agreement (as amended, the “Lease Agreement”) provides for aggregate tenant improvement allowance of $1.4 million, which was amortized as a reduction to rent expense on a straight-line basis over the lease term prior to the adoption of Topic 842 (see Note 2). Additionally, the Lease Agreement, provides for certain limited rent abatement and contains annual scheduled rent increases over the lease term. The lease terminates in November 2022 and contains a one-time option to extend the lease term for five years. As part of the Lease Agreement, the Company obtained a standby letter of credit of $0.8 million, which may be drawn down by the landlord to be applied for certain purposes upon the Company’s breach of any provisions under the lease.

The Company also leases two laboratory facilities in Camarillo, California under an operating lease agreement, which has been subject to several amendments necessary to secure additional space and extend the lease term to June 30, 2020, and December 31, 2020 on the facilities.

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

In September 2019, the Company amended the Lease Agreement to secure additional space of approximately 7,448 rentable square feet, which resulted in the total headquarters leased space of approximately 47,789 rentable square feet, and also extended the total headquarters lease term through September 2024. The Lease Agreement amendment contains a one-time option to extend its term for five years. Additionally, the standby letter of credit of $0.8 million was replaced by a security deposit in the amount of $0.5 million, which will be reduced to approximately $0.3 million beginning on November 1, 2020, provided no event of default occurs under the Lease Agreement. The security deposit of $0.5 million is recorded as other assets, non-current within the condensed consolidated balance sheet at September 30, 2019.  The Company evaluated the above Lease Agreement amendment under Topic 842 and determined that the lease modification did not result in two separate contracts and the lease continues to be an operating lease. Additionally, in determining the present value of the new lease payments, the Company used the incremental borrowing rate based on the information available at lease modification date of September 2019. The lease option to extend the lease term for five years was not included as part of the right-of-use asset or lease liability as the Company was not reasonably certain it would exercise this option.

The balance sheet classification of the lease liabilities was as follows (in thousands):

September 30,
2019
Operating lease liabilities
Other liabilities	$2,045
Lease liabilities, non-current	10,827
Total operating lease liabilities	$12,872

Operating lease costs were $0.6 million and $1.7 million for the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of the lease liabilities for the three and nine months ended September 30, 2019 was $0.7 million and $2.0 million, respectively, and was included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

As of September 30, 2019, the maturities of the operating lease liabilities were as follows (in thousands):

Operating leases
Years ending December 31,
Remainder of 2019	$669
2020	3,141
2021	3,173
2022	3,034
2023	3,171
2024	2,614
Total lease payments	15,802
Less imputed interest	(2,930)
Operating lease liabilities	$12,872

As of September 30, 2019, the weighted average remaining lease term was 5.0 years and the weighted average operating discount rate used to determine the operating lease liabilities was 8.2%.

10.	Common Stock and Stock-Based Compensation

Common Stock Offerings

On October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen acted as its sales agent (the “ATM Offering Program”). Cowen was entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement.

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

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$27	$—	$70	$—
Research and development	3,805	4,066	10,427	11,901
Selling, general and administrative	4,958	4,493	15,822	14,069
	$8,790	$8,559	$26,319	$25,970

Capitalized stock-based compensation costs	$435	$—	$1,267	$—

Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

11.	Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$47,043	$(58,808)	$50,606	$(146,743)
Denominator:
Weighted-average common shares outstanding	69,877,693	67,848,730	69,501,835	61,414,876
Basic net income (loss) per share attributable to Coherus	$0.67	$(0.87)	$0.73	$(2.39)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$47,043	$(58,808)	$50,606	$(146,743)
Add interest expense on convertible notes, net of tax	2,462	—	—	—
Numerator for diluted net income (loss) per share attributable to Coherus	49,505	(58,808)	50,606	(146,743)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	69,877,693	67,848,730	69,501,835	61,414,876
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	4,165,666	—	3,353,962	—
Restricted stock units	12,997	—	16,279	—
Shares issuable upon conversion of convertible notes	4,473,871	—	—	—
Denominator for diluted net income (loss) per share attributable to Coherus	78,530,227	67,848,730	72,872,076	61,414,876
Diluted net income (loss) per share attributable to Coherus	$0.63	$(0.87)	$0.69	$(2.39)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share attributable to Coherus due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options, including purchases from contributions to ESPP	6,465,093	14,095,513	10,284,369	14,095,513
Restricted stock units	10,750	49,510	3,623	49,510
Shares issuable upon conversion of Convertible Notes	—	4,473,871	4,473,871	4,473,871
Total	6,475,843	18,618,894	14,761,863	18,618,894

12.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace. As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace as related party in its consolidated financial statements as of March 31, 2018. The Company recognized $0 and $1.5 million during the three and nine months ended September 30, 2018, respectively, for services rendered by Medpace within research and development expense in the condensed consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors is a partner of a firm that provides recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of September 30, 2019 and December 31, 2018, there were no such related party balances in the Company’s condensed consolidated balance sheets. The Company recorded in research and development in its condensed consolidated statement of operations $0 and $50,000 for the three and nine months ended September 30, 2019, respectively, and $130,000 for both the three and nine months ended September 30, 2018. The Company recorded in selling, general and administrative in its condensed consolidated statement of operations $0 and $1,000 for the three and nine months ended September 30, 2019, respectively, and $0 and $100,000 for the three and nine months ended September 30, 2018, respectively.

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7 for related party disclosure).

InteKrin

In February 2014, the Company acquired InteKrin for total consideration of $5.0 million. Mr. Dennis M. Lanfear, Chief Executive Officer of the Company, was the Chairman of the board of directors and acting President of InteKrin at the time of the acquisition. As such, the InteKrin acquisition was a related party transaction. Mr. Lanfear also owned 10% of the outstanding securities of InteKrin Russia, a majority owned subsidiary of InteKrin.

In September 2018, InteKrin acquired the outstanding 17.5% of securities of InteKrin Russia held by its non-controlling owners for $0.7 million. As a result of this purchase of the non-controlling ownership in InteKrin Russia, Mr. Lanfear, who was one of the non-controlling stockholders of InteKrin Russia, received $0.4 million in consideration for his shares.

13.	Subsequent Events

On November 4, 2019, the Company entered into a license agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Licensed Products”). Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Licensed Products in accordance with terms and conditions specified in the license agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The Company will pay Bioeq an upfront payment and milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Licensed Products in the United States. The Company will also share gross profits from its sales of the Licensed Products in the United States with Bioeq.

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

On January 3, 2019, we initiated the U.S. sales of UDENYCA®, our first commercial product. While we have incurred significant losses historically, we have reached profitability for the three and nine months ended September 30, 2019 as a result of increasing sales of UDENYCA® since January 3, 2019. We anticipate that we will remain profitable if we are able to maintain relatively constant operating expenses and provided that sales of UDENYCA® do not decline in the future. Our net income was $50.6 million for the nine months ended September 30, 2019 and our net loss was $146.8 million for the nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of approximately $934.2 million.

Our pipeline includes the following product candidates:

•

CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017. We anticipate that additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the 351(k) BLA submission in a manner to be able to launch CHS-1420 in the U.S. on or after July 1, 2023.

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

•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate). We continue the preclinical development of CHS-2020, our second anti-VEGF biosimilar candidate.
•

CHS-3351 (our ranibizumab (Lucentis) biosimilar candidate). In October 2019, we entered into a license agreement with Bioeq to commercialize Bioeq’s ranibizumab (Lucentis) biosimilar candidate in the United States. As a result, we have halted process development, preclinical and manufacturing exercises for CHS-3351, our ranibizumab (Lucentis) biosimilar candidate. Bioeq’s biosimilar candidate completed a Phase 3 clinical trial June 2018.

•

CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate under development for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In June 2019, we opened an investigational new drug application with the FDA for CHS-131 and we initiated a clinical program for CHS-131 in the third quarter of 2019.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we offered and sold our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2019, we sold 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. As of January 19, 2019, our Shelf Registration Statement expired and accordingly the ATM Offering Program expired.

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

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $111.7 million and $232.2 million during the three and nine months ended September 30, 2019, respectively. There was no product revenue during the three or nine months ended September 30, 2018.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. A portion of the costs of producing UDENYCA® sold to date was expensed as research and development prior to the FDA approval of UDENYCA® and therefore it is not reflected in the cost of goods sold.

On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, the cost of goods sold reflects a mid-single digit royalty on net product revenue, which began on July 1, 2019.  The royalty cost will continue for five years per the terms of the settlement agreement.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. For the remainder of 2019, we expect our research and development expense per quarter to be similar or slightly higher than the first nine months of 2019 as our late-stage product candidates work their way through the regulatory approval process and we prepare for commercialization by increasing manufacturing activities, which are expensed as research and development costs.

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

Topic 606 supersedes all previous revenue recognition requirements in accordance with generally accepted accounting principles. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer.

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

Product Sales Discounts and Allowances

Revenue from product sales is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, Healthcare Providers, payers and GPOs relating to the sales of UDENYCA®. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions in trade receivables (if the amounts are payable to the customer) or current liabilities (if the amounts are payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which we are entitled based on the term of our contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amount of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

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

Product Returns: We offer our Customers a limited product return right, which is principally based upon whether the product is damaged or defective, or the product’s expiration date. Product return allowance is estimated and recorded at the time of sale.

Other Allowances: We pay fees to Customers for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expense in our condensed consolidated statements of operations, otherwise they are included as a reduction in product revenue.

There have been no significant changes to our accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements we adopted in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. We adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on our condensed consolidated balance sheets, comprised of facility lease agreements for our corporate headquarters and laboratory facilities in California. We elected the package of practical expedients upon transition, which allows us to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the nine months ended September 30, 2019 are presented under Topic 842, and the results for the nine months ended September 30, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” We also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. We did not elect to apply the hindsight expedient.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and have presented the analysis of changes in stockholders’ equity in our interim financial statements in our September 30, 2019 Form 10-Q. We adopted the Securities Act Release No. 33-10532 on January 1, 2019 and the adoption did not have a material effect on our financial position, results of operations, cash flows or stockholders’ equity.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Net product revenue	$111,684	$—	$111,684	$232,215	$—	$232,215

Net product revenue for the three and nine months ended September 30, 2019 was $111.7 million and $232.2 million, respectively, due to the U.S. sales of UDENYCA®, which commenced in January 2019. There were no product sales during the three or nine months ended September 30, 2018.

Cost of goods sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Cost of goods sold	$6,447	$—	$6,447	$9,273	$—	$9,273
Gross margin	94%	0%	94%	96%	0%	96%

The cost of goods sold for the three and nine months ended September 30, 2019 was $6.4 million and $9.3 million, respectively. Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. Cost of goods sold for the nine months ended September 30, 2019 included a write-down in manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to moderately decrease over time as a result of decreasing revenue per units sold in response to competitive pressure.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Research and development	$21,568	$31,603	$(10,035)	$59,240	$83,577	$(24,337)

Research and development expense for the three months ended September 30, 2019 was $21.6 million compared to $31.6 million for the same period in 2018, a decrease of $10.0 million. The decrease in research and development expense was primarily due to the following:

•

a decrease of $10.7 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was partially offset by development expense associated with an on-body device for UDENYCA®;

•

a decrease of $4.2 million in facilities, supplies and materials and other infrastructure primarily due to the impairment loss of $3.9 million in the third quarter of 2018 for a machine and equipment used within research and development;

•	a decrease of $0.6 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter 2018; and
•

a decrease of $0.3 million in stock-based compensation expense primarily due to company-wide options granted in April 2015 with a higher exercise price that have been fully expensed and the capitalization of certain stock-based compensation expense as inventory after receiving FDA approval for UDENYCA® in November 2018. The decrease was partially offset by additional stock options granted since September 30, 2018.

The decrease in research and development expense for the three months ended September 30, 2019 was partially offset by the following:

•	an increase of $2.2 million in costs related to CHS-131 in connection with opening an initial new drug (“IND”) application with the FDA and the initiation of a clinical program;
•	an increase of $2.0 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
•	an increase of $1.0 million in costs related to the development of our other biosimilar product candidates as we continued to advance our pipeline; and
•	an increase of $0.6 million in costs for CHS-1420 related to the preparation of our BLA and activities related to inspection readiness.

Research and development expense for the nine months ended September 30, 2019 was $59.2 million compared to $83.6 million for the same period in 2018, a decrease of $24.3 million. The decrease in research and development expense was primarily due to the following:

•

a decrease of $27.9 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was partially offset by development expense associated with an on-body device for UDENYCA®;

•

a decrease of $4.7 million in facilities, supplies and materials and other infrastructure primarily due to the impairment loss of $3.9 million in the third quarter of 2018 for a machine and equipment used within research and development;

•	a decrease of $2.6 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter of 2018; and
•

a decrease of $1.5 million in stock-based compensation expense primarily due to company-wide options granted in April 2015 with a higher exercise price that have been fully expensed and the capitalization of certain stock-based compensation expense as inventory after receiving FDA approval for UDENYCA® in November 2018. The decrease was partially offset by additional stock options granted since September 30, 2018.

The decrease in research and development expense for the nine months ended September 30, 2019 was partially offset by the following:

•	an increase of $3.5 million in costs related to the development of our other biosimilar product candidates as we continue to advance our pipeline;
•	an increase of $3.2 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
•	an increase of $3.0 million in costs related to CHS-131 in connection with preparing and opening an IND application in June 2019 with the FDA and the initiation of a clinical program; and
•	an increase of $2.7 million for CHS-1420 development costs related to the preparation of our BLA and activities related to inspection readiness.

We expect our research and development expense to increase in the future as our product candidates advance through clinical development or the regulatory approval process.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Selling, general and administrative	$31,828	$25,369	$6,459	$100,967	$60,337	$40,630

Selling, general and administrative expense for the three months ended September 30, 2019 was $31.8 million compared to $25.4 million for the same period in 2018, an increase of $6.5 million. The increase in selling, general and administrative expense was primarily due to the following:

•

an increase of $6.6 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to enable the ongoing commercialization of UDENYCA®;

•

an increase of $0.5 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options granted since September 30, 2018. The increase was partially offset by a decrease resulting from the company-wide options granted in April 2015 with a higher exercise price that have been fully expensed; and

•	an increase of $0.4 million in facility related expenses to support our growing commercial infrastructure for UDENYCA®.

The increase in selling, general and administrative expense for the three months ended September 30, 2019, was partially offset by a decrease of $1.0 million for marketing, advertising, recruiting and other professional services primarily due to lower legal costs as a result of entering into a legal settlement with Amgen in May 2019. This decrease was partially offset by commercial and marketing initiatives to support the on-going commercialization of UDENYCA®.

Selling, general and administrative expense for the nine months ended September 30, 2019 was $101.0 million compared to $60.3 million for the same period in 2018, an increase of $40.6 million. The increase in selling, general and administrative expense was primarily due to the following:

•

an increase of $30.1 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to enable the ongoing commercialization of UDENYCA®;

•

an increase of $7.3 million for marketing, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support the on-going commercialization of UDENYCA®, which was partially offset by lower legal costs as a result of entering into a legal settlement with Amgen in May 2019.

•

an increase of $1.8 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options granted since September 30, 2018. The increase was partially offset by a decrease resulting from the company-wide options granted in April 2015 with a higher exercise price that have been fully expensed; and

•	an increase of $1.4 million in facility related expenses to support our growing commercial infrastructure for UDENYCA®.

We expect future selling, general and administrative expense to stay relatively the same in future periods.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Interest expense	$4,469	$2,425	$2,044	$13,118	$7,250	$5,868

Interest expense for the three months ended September 30, 2019 was $4.5 million compared to $2.4 million for the same period in 2018, an increase of $2.0 million. Interest expense for the nine months ended September 30, 2019 was $13.1 million compared to $7.2 million for the same period in 2018, an increase of $5.9 million. The increase in interest expense for both periods is primarily due to the interest related to the Term Loan we entered into in January 2019.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Other income, net	$518	$571	$(53)	$1,887	$4,351	$(2,464)

Other income, net for the three months ended September 30, 2019 was $0.5 million compared to $0.6 million for the same period in 2018, a decrease of $0.1 million. Other income, net for the nine months ended September 30, 2019 was $1.9 million compared to $4.4 million for the same period in 2018, a decrease of $2.5 million. The decrease for the nine months ended September 30, 2019 was primarily due to a decrease of $3.2 million in the fair value of our contingent consideration related to the Compound Transaction Payment associated with our InteKrin acquisition as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date. The decrease was partially offset by an increase in foreign exchange fluctuation of $0.5 million and an increase on interest earned on investments in marketable securities of $0.4 million.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands)
Income tax provision	$847	$—	$847	$898	$—	$898

Income tax provision for the three months ended September 30, 2019 was $0.8 million compared to $0 for the same period in 2018, an increase of $0.8 million. Income tax provision for the nine months ended September 30, 2019 was $0.9 million compared to $0 for the same period in 2018, an increase of $0.9 million. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The income tax provision for the three and nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against our federal deferred tax assets, which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the three and nine months ended September 30, 2019, we have previously generated significant operating losses since our inception. We have funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our Convertible Notes for which we received net cash of $99.2 million, net of debt discounts and issuance costs. In October 2016, we entered into a sales agreement with Cowen, under which we offered and sold our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In January 2019, we issued and sold an aggregate of 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. As of January 19, 2019, our Shelf Registration Statement expired and accordingly the ATM Offering Program expired.

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

In the nine months ended September 30, 2019, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of September 30, 2019, we had an accumulated deficit of $934.2 million and cash, cash equivalents and investments in marketable securities of $170.5 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. Although we are profitable for the three and nine months ended September 30, 2019, we may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$10,645	$(111,903)
Net cash used in investing activities	(6,670)	(16,974)
Net cash provided by financing activities	88,170	102,828
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(170)	330
Net increase in cash, cash equivalents and restricted cash	$91,975	$(25,719)

Net cash provided by (used in) operating activities

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2019, which was primarily due to the following:

•	net income of $50.6 million;
•	an increase in accrued rebates, fees and reserve of $37.1 million as a result of initiating UDENYCA® sales;
•

non-cash charges related to stock-based compensation of $26.3 million and depreciation and amortization of property and equipment of $2.2 million, non-cash interest expense from amortization of debt issuance discounts of $1.7 million, non-cash operating lease expense of $1.3 million and excess and obsolete inventory of $0.4 million;

•	an increase in accrued and other liabilities of $9.4 million primarily due to our accruals for our UDENYCA® manufacturing and accrued royalty expense;
•	an increase in accrued compensation of $4.2 million primarily due to increased compensation and bonus accrual associated with our UDENYCA® sales force; and
•	a decrease in prepaid manufacturing services of $2.5 million as we utilized the prepayment for the manufacturing activities of UDENYCA®.

The cash provided by operating activities was partially offset by the following:

•	an increase in trade receivables of $89.6 million due to initiating sales of UDENYCA® on January 3, 2019;
•	an increase in inventory of $31.2 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
•	an decrease in lease liabilities of $1.6 million due to the lease payments for the nine months of 2019 and amortization;
•

a decrease in accounts payable of $1.4 million primarily due to legal invoices as we settled the trade secret action with Amgen, partially offset by increase in commercial related activities for UDENYCA®. The decrease is also due to the timing of receiving and processing invoices;

•	an increase in other prepaid and current assets of $0.7 million primarily due to prepaid commercial activities to support UDENYCA® and the timing of vendor invoices; and
•	an increase in other assets, non-current of $0.5 million primarily due to the security deposit as a result of amending our operating lease agreement in September 2019.

Cash used in operating activities was $111.9 million for the nine months ended September 30, 2018, which was primarily due to the following:

•	a net loss of $146.8 million;
•

a decrease in accounts payable and accounts payable - related parties of $8.0 million primarily due to payments to our CROs and CMOs as a result of the progression of our clinical trial programs that were winding down, and the timing of vendor payments;

•	a non-cash gain of $3.2 related to the fair value remeasurement of our contingent consideration obligation; and
•	$0.3 million related to the accretion of short-term investments.

The cash used in operating activities was partially offset by the following:

•

non-cash charges related to stock-based compensation of $26.0 million, impairment of fixed asset equipment of $3.9 million, depreciation and amortization of property and equipment of $2.6 million and non-cash interest related to the amortization of debt discount and debt issuance costs of $1.1 million;

•

an increase in accrued compensation, and accrued and other liabilities of $7.3 million primarily due to manufacturing of our pre-commercial supplies, pre-commercial activities and compensation as we prepare for commercialization of UDENYCA®; and

•	a decrease in prepaid manufacturing and other prepaid assets of $5.5 million primarily due to the utilization of a prepayment balance to manufacture UDENYCA®.

Net cash used in investing activities

Cash used in investing activities of $6.7 million for the nine months ended September 30, 2019 was primarily due to the purchase of short-term investments in marketable securities of $20.2 million and purchases of property and equipment of $1.4 million, which was partially offset by proceeds from maturities of short-term investments of $15.0 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $88.2 million for the nine months ended September 30, 2019 was primarily related to $73.0 million in proceeds from our term loan, net of issuance costs, $8.1 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts, commissions and offering costs, $5.2 million from the exercise of stock options and $1.9 million in proceeds related to our ESPP.

Cash provided by financing activities of $102.8 million for the nine months ended September 30, 2018 was primarily related to proceeds of $100.8 million from the issuance of our common stock from an underwritten public offering and our ATM Offering Program, net of underwriting discounts and commissions, $1.8 million from the exercise of stock options and $0.8 million in proceeds related to our ESPP. The proceeds were partially offset by payments of $0.5 million for offering expenses related to the issuance of common stock.

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

•	the cost, timing and outcomes of regulatory approvals;
•	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations - Convertible notes (2)	$129,500	$2,050	$16,400	$111,050	$—
Long-term debt obligations - Term loan (2)	110,353	1,820	14,468	46,570	47,495
Non-cancelable purchase commitments (3)	59,453	6,947	44,103	8,403	—
Operating lease obligations (4)	15,802	669	6,314	6,205	2,614
Contingent payments to InteKrin Stockholders	59	—	—	59	—
Total contractual liabilities	$315,167	$11,486	$81,285	$172,287	$50,109

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

In September 2019, we amended our headquarters lease to secure additional space of approximately 7,448 rentable square feet, which resulted in the total headquarters leased space of approximately 47,789 rentable square feet, and also extended the total headquarters lease term through September 2024.

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

As of September 30, 2019, we had cash, cash equivalents and investments in marketable securities of $170.5 million consisting of cash, money market funds and corporate notes and commercial paper of institutions with investment grade ratings. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents and investments in marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Changes in Internal Control Over Financial Reporting.

During the nine months ended September 30, 2019, we implemented certain internal controls in connection with our product launch and our adoption of Topic 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to the following legal proceedings:

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us and other defendants in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company continued to market UDENYCA® and began to pay a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in the Company’s favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, the Company filed a Motion for Attorneys’ Fees. This case is currently pending.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business, have incurred significant losses since our inception.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million, $238.8 million and $127.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $146.8 million for the nine months ended September 30, 2018. However, for the nine months ended September 30, 2019, we had net income of $50.6 million. As of September 30, 2019, we had an accumulated deficit of $934.2 million.

The amount of our future net losses or net income will depend, in part, on the rate of our future product sales, offset by the rate of future expenditures. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed Phase 3 or other BLA-enabling development with all our lead products, UDENYCA® (pegfilgrastim-cbqv),

CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). Our BLA for UDENYCA® was accepted for review by the FDA in October 2016, and we received a CRL from the FDA in June 2017. We resubmitted our BLA for UDENYCA® on May 3, 2018 and the FDA accepted our resubmission on May 14, 2018. Our MAA for UDENYCA® was accepted for review by the EMA in November 2016, and on September 20, 2018, the European Commission (“EC”) approved the MAA of UDENYCA®. On November 2, 2018, the FDA approved UDENYCA® as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. It may be several months before we submit an application for market approval with the relevant regulatory agencies for CHS-1420. We have not yet initiated clinical trials for CHS-2020 (our aflibercept (Eylea) biosimilar). If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates in those markets. However, even additional product candidates beyond UDENYCA® gain regulatory approval and are commercialized, we may not remain profitable.

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

Although we reported net income of $47.0 million and $50.6 million for the three and nine months ended September 30, 2019, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of our long-range future profits or losses. The amount of net profits or losses will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We are heavily dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of September 30, 2019, our cash, cash equivalents and investments in marketable securities were $170.5 million. We expect that our existing cash, cash equivalents, investments in marketable securities and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future and beyond the next 12 months. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements, and to a lesser extent, through recent product sales of UDENYCA®.

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

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

•	Bioeq’s ranibizumab (Lucentis) biosimilar candidate;
•	CHS-1420 (our adalimumab (Humira) biosimilar candidate);
•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate); and
•	CHS-131 (a small molecule for nonalcoholic steatohepatitis (“NASH”) and multiple sclerosis).

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

Pricing, coverage and reimbursement of UDENYCA®, or any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Mylan and Biocon Ltd., Mylan’s partner, received approval for a Neulasta biosimilar candidate (Fulphila (pegfilgrastim-jmdb)) in the U.S. in June 2018. Sandoz received approval for a Neulasta biosimilar candidate (Ziextenzo (pegfilgrastim-bmez)) in the U.S.in November 2019. We understand that Apotex has submitted a Neulasta biosimilar product candidate for market approval in the U.S. The European Commission (“EC”) granted marketing authorization to five Neulasta biosimilar candidates from Intas Pharmaceuticals LTD. (“Intas”), USV Biologics (“USV”), Mylan and its partner Biocon, Sandoz and Cinfa.

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

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition from Genentech USA, Inc. (the holder of rights to Lucentis, the reference product of CHS-3351), as well as Pfenex Inc., Samsung Bioepis and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG).  Each of these companies has disclosed development for a Lucentis biosimilar candidate.

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

If other biosimilars of pegfilgrastim (Neulasta), adalimumab (Humira), etanercept (Enbrel), ranibizumab (Lucentis) or aflibercept (Eylea) are approved and successfully commercialized before our product candidates for these originator products (CHS-1420, CHS-0214, Bioeq’s ranibizumab biosimilar candidate or CHS-2020, respectively), our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Neulasta, Humira, Enbrel, Lucentis or Eylea. If other biosimilars of Neulasta, Humira, Enbrel, Lucentis or Eylea are approved and successfully commercialized before UDENYCA®, CHS-1420, CHS-0214, Bioeq’s ranibizumab biosimilar candidate for which we have a commercial license in the United States, or CHS-2020, respectively, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the U.S. of this biosimilar. Furthermore, in October 2018, the EC granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the EU granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

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

As of September 30, 2019, we had 272 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

For UDENYCA® and our lead product candidate CHS-1420, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA®. Because we currently have not engaged back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 and CHS-0214 have completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development. We have not yet initiated clinical trials for CHS-2020 or CHS-131 in NASH patients. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the E.U., and shortly in the EEA, Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which takes effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

Due to Russia’s military intervention in Ukraine in March 2014, the U.S. and the E.U. imposed sanctions on Russia, including sanctions on certain individuals and other entities. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials, and trading sanctions against nations that implemented or supported the anti-Russia sanctions, including the U.S. and the E.U. Our wholly-owned subsidiary, InteKrin Therapeutics, Inc. (“InteKrin”), which we acquired in February 2014, wholly-owns InteKrin Russia, a pharmaceutical development entity in Russia, which holds an immaterial amount of cash in Russian banks as of September 30, 2019. This Russian subsidiary of InteKrin conducts research and development activities for a product we acquired as part of our acquisition of InteKrin. The product is a small molecule peroxisome proliferator-activated receptor (“PPAR”), gamma modulator that may hold promise in treatment of multiple sclerosis and NASH. While not a biosimilar, this PPAR gamma modulator compound may be complementary to biosimilar business. If the U.S. and the E.U. were to impose broader sanctions on Russia, including sanctions on Russian businesses such as InteKrin, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities related to the InteKrin PPAR gamma modulator product could be materially adversely affected.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through October 31, 2019 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of September 30, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2019, there were 70,091,987 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions (subject to certain lock-up periods) are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2019, approximately 21.2 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

On November 4, 2019, the Company entered into a license agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Licensed Products”). Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith.

Under the agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Licensed Products in the United States in accordance with a development and manufacturing plan, and the Company must use commercially reasonable efforts to commercialize the Licensed Products in accordance with a commercialization plan. Additionally, the Company must commit certain pre-launch and post-launch resources to the commercialization of the Licensed Products for a limited time as specified in the agreement. The development, manufacturing, and commercialization of the Licensed Products in the United States is governed by a governance committee as described in more detail in the agreement.

The Company will pay Bioeq an upfront payment of €5,000,000. Additionally, the Company is obligated to pay Bioeq an aggregate of up to €30,000,000 in milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Licensed Products in the United States with Bioeq in the low to mid fifty percent range.

The agreement’s initial term continues in effect for ten years after the first commercial sale of a Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms. Either party may terminate the agreement for the other party’s material breach which is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Bioeq may terminate the agreement in certain limited circumstances for failure to obtain specified minimum market share requirements during certain windows of time, if the Company conducts certain commercial or advanced pre-commercial activities with respect to certain competitive products, if the Company challenges the validity or enforceability of the patent rights licensed to it under the agreement, or if the Company undergoes a change of control with a competitor of Bioeq and does not divest certain competitive products in connection therewith. The Company may terminate the agreement for convenience with 18 months advance written notice (provided that such termination shall not become effective prior to

12 months after the first commercial sale of the first Licensed Product in the United States). The Company may also terminate the agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of the first Licensed Product in the United States, or if Bioeq receives certain adverse regulatory feedback from the FDA for the Licensed Products.

The foregoing description of the license agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the license agreement, a redacted version of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2019.

ITEM 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/13/2014

10.1	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.				X

10.2	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) Notes to the Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 8, 2019	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)