Form 10-K
period 2019-12-31
Coherus BioSciences, Inc.
filed 2020-02-27
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2019 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $1.4 billion. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of registrant’s common stock issued and outstanding as of January 31, 2020 was 70,624,365.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

ii

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Oncology Biosimilars

UDENYCA®

UDENYCA® (pegfilgrastim-cbqv) is a biosimilar to Neulasta®. In October 2016, we filed a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) for UDENYCA® (formerly CHS-1701), which was approved by the European Commission (“EC”) in September 2018. In the United States, the U.S. Food and Drug Administration (“FDA”) approved the biologics license application (“BLA”) for UDENYCA® in November 2018. We initiated U.S. sales of UDENYCA® in January 2019.

Bevacizumab (Avastin®) Biosimilar and Option to License Rituximab (Rituxan®) Biosimilar

On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”, and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Licensed Products”) in the Territory.

We anticipate performing a three-way pharmacokinetic (“PK”) study using Avastin drug articles from the U.S., China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to submitting a BLA for a biosimilar product candidate, or a 351(k) BLA, with the FDA in late 2020 or early 2021.

Ophthalmology Biosimilars

Ranibizumab (Lucentis®) Biosimilar

On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”, and with respect to the license agreement, the “Bioeq Agreement”) for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States.

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as Lucentis® (ranibizumab) and met its primary endpoint in a wet age-related macular degeneration (“wet AMD”) Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA has requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. We believe that it will take approximately four months to generate this additional data to comply with the FDA’s request. As a result, Bioeq has decided to withdraw its 351(k) BLA for this candidate, provide the requested data and resubmit the application thereafter. We anticipate that such withdrawal and resubmission may delay the potential approval of a BLA for the Bioeq ranibizumab biosimilar candidate.

We believe the Bioeq Agreement will help us avoid the time and cost to develop our own ranibizumab (Lucentis) biosimilar (formerly CHS-3351), and will allow us to leverage the commercial infrastructure and relationships deployed for UDENYCA® and establish a new commercial therapeutic franchise with CHS-2020, thereby diversifying our sources of revenue.

Aflibercept (Eylea®) Biosimilar

CHS-2020, our aflibercept (Eylea) biosimilar candidate, is in preclinical development. We have evaluated the amino acid sequence of CHS-2020 and observed that it was identical to the protein in the reference product, Eylea. We completed certain preclinical activities for CHS-2020, such as process development and biosimilarity exercises and initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply. We anticipate initiating a Phase 3 study for CHS-2020 in 2021, and if this study meets its primary endpoint and the FDA approves CHS-2020, we project a U.S. commercial launch of CHS-2020 in 2025.

Inflammation Biosimilars

Adalimumab (Humira®) Biosimilar

Our first inflammation biosimilar product candidate, CHS-1420, is an adalimumab (Humira) biosimilar candidate. We completed a Phase 3 clinical study in psoriasis patients with top line 12-week data released in August 2016, followed by positive confirmatory results at 24-weeks in January 2017.

We anticipate submitting a 351(k) BLA for CHS-1420 in 2020. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (“AbbVie”) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.

Etanercept (Enbrel®) Biosimilar

Our second inflammation biosimilar product candidate, CHS-0214, is an etanercept (Enbrel) biosimilar candidate. We completed two Phase 3 clinical studies with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively.

The therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable, and that we would be unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration.

Market Opportunity for Biosimilars

According to Evaluate Pharma, total U.S. annual revenues from our six late stage biosimilar candidates (pegfilgrastim, bevacizumab, rituximab, ranibizumab, aflibercept and adalimumab) are expected to reach approximately $32.0 billion in 2019. We intend to pursue a branded biosimilar strategy to address this potential commercial opportunity, emphasizing a high level of similarity of our biosimilar products to the originators, while offering significantly more value to the U.S. healthcare system.

The global market opportunity for biosimilars is large and growing because of several factors. First, many of the top-grossing biologic drugs in the world faced, or are facing the expiry of their patent protection. Second, regulatory agencies around the world have responded to these upcoming patent expirations by establishing biosimilar approval pathways. We believe regulatory agencies will help streamline the approval process across various international regulatory agencies and encourage growth of the overall biosimilar market. Third, implementation of more stringent cost containment practices on the part of governments and insurers has increased demand for high-quality biosimilars, which we believe will result in substantial market growth over time. Further, in the U.S., the largest market for biologics, we believe that government policy mandating healthcare insurance coverage of treatments for pre-existing conditions will continue for the foreseeable future and will increase demand for high-quality biosimilars.

While the potential market opportunity is significant, biosimilar product development poses a number of scientific, regulatory and technical challenges that distinguish it from traditional, small-molecule generic product development. We believe our world-class team of biologic therapeutic developers and renowned scientists gives us the critical capabilities to address successfully the complexities underlying these challenges. We have also assembled a distinguished scientific advisory board of leading scientists who are acknowledged experts in their respective fields. With the approval and successful commercial launch of UDENYCA®, we believe we have demonstrated our core capabilities and expertise in product development in the United States and EU, and commercialization in the United States.

Our business model places our internal team at the center of a coordinated development effort in which our senior team of experts focuses on the highly specialized, strategic and technical aspects of biosimilar development. For other aspects of our operations that require greater scale or more capital-intensive investments, we have established a network of relationships with highly competent external organizations and strategic partnerships that we believe will provide the competitive scale required to address the global biosimilar market opportunity. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. (“KBI Biopharma”), based in Boulder, Colorado, for long-term commercial manufacturing of UDENYCA®. In November 2018, we extended our partnership with KBI until December 31, 2023. In addition, our dynamic organization allows us to respond to the rapidly evolving biosimilar landscape. We also seek to become a partner of choice to maximize the U.S. commercial biosimilar opportunity, as exemplified by our recent licensing agreements with Bioeq and Innovent.

Oncology Franchise Opportunity

The total 2019 U.S. sales for pegfilgrastim, bevacizumab and rituximab products altogether reached an estimated to reach $10.8 billion according to Evaluate Pharma.

UDENYCA® (pegfilgrastim-cbqv)

UDENYCA® (pegfilgrastim-cbqv) is a biosimilar to Neulasta®, a long-acting granulocyte stimulating colony factor. The production of granulocytes (a type of white blood cell, which includes leukocytes) promotes the body’s ability to fight infections. UDENYCA® is a leukocyte growth factor indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia.

We initiated U.S. sales of UDENYCA® in January 2019. According to Evaluate Pharma, the 2019 U.S. sales for all pegfilgrastim products represent an estimated $3.2 billion. As of December 31, 2019, IQVIA estimates that UDENYCA® unit market share of all pegfilgrastim units sold is 20.5% based on collected end demand sales information.

Innovent’s Bevacizumab (Avastin) Biosimilar Opportunity

Avastin is a recombinant humanized monoclonal antibody that selectively binds circulating VEGF, thereby inhibiting the binding of VEGF to its cell surface receptors. This inhibition leads to a reduction in microvascular growth of tumor blood vessels and thus limits the blood supply to various types of tumor tissues. Avastin was first approved in 2004 by the FDA for combination use with standard chemotherapy for metastatic colon cancer for the treatment of metastatic colorectal cancer, non-small cell lung cancer, metastatic kidney cancer, advanced cervical cancer, platinum-resistant ovarian cancer, and recurrent glioblastoma.

Evaluate Pharma estimated that the 2019 U.S. sales for Avastin in 2019 were $3.2 billion. In January 2020, we acquired the right to commercialize Innovent’s Avastin biosimilar candidate in the U.S. and Canada.

Innovent’s Rituximab (Rituxan) Biosimilar Opportunity – Option to License

Rituxan is a chimeric (human-mouse) monoclonal antibody against the protein CD20, which is primarily found on the surface of immune system B cells. Rituxan triggers cell death by binding to CD20. The FDA approved Rituxan to treat certain blood cancers, such as non-Hodgkin’s lymphoma and chronic lymphocytic leukemia, and to treat rheumatoid arthritis, as well as certain other illnesses mediated by B cells.

Evaluate Pharma estimated that the 2019 U.S. sales for Rituxan in 2019 were approximately $4.4 billion. In January 2020, as part of the Innovent Agreement, we have the option to license the commercial rights to Innovent’s Rituxan biosimilar candidate in the U.S. and Canada.

Ophthalmology Franchise Opportunity

Both Lucentis and Eylea are approved for indications such as wet AMD, macular edema following retinal vein occlusion, and diabetic retinopathy. In 2019, Lucentis and Eylea represented an estimated $6.4 billion U.S. market opportunity according to Evaluate Pharma.

Bioeq’s Ranibizumab (Lucentis) Biosimilar Candidate

Lucentis is a monoclonal antibody fragment (“Fab”) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It blocks angiogenesis by inhibiting vascular endothelial growth factor A.

According to Evaluate Pharma, Lucentis achieved approximately $1.8 billion in U.S. sales in 2019. In November 2019, we in-licensed U.S. commercial rights to Bioeq’s ranibizumab (Lucentis) biosimilar.

CHS-2020 (Our Aflibercept (Eylea) Biosimilar Candidate)

Eylea, the reference product for CHS-2020, is a complex fusion protein that combines the vascular endothelial growth factor (VEGF)-binding portions from the extracellular domains of human VEGF receptors 1 and 2, that are fused to the Fc portion of the human IgG1 immunoglobulin and binds to circulating VEGFs. Similarly to Avastin, Eylea blocks angiogenesis by inhibiting VEGF.

According to Evaluate Pharma, Eylea achieved approximately $4.6 billion in U.S. sales in 2019.

Inflammation Product Opportunity

Both biosimilar candidates, CHS-1420 (adalimumab (Humira) biosimilar) and CHS-0214 (etanercept (Enbrel) biosimilar) bind to tumor necrosis factor (“TNF”), which belongs to a family of soluble protein mediators (“cytokines”) that play an important role in disease progression across a number of inflammatory and chronic conditions, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. Cytokines, such as TNF, are substances produced by cells in the body that can cause a biological effect on other cells in the body. TNF is generally understood as the “master regulator” of the body’s immune response and is the key initiator of immune-mediated inflammation in multiple organ systems.

CHS-1420 (Our Adalimumab (Humira) Biosimilar Candidate)

Humira, which is the reference product for CHS-1420, is a monoclonal antibody that can bind to TNF, thereby inhibiting the known effect of this substance as a potent mediator of inflammation. Humira thus provides a therapeutic benefit for treatment of various inflammatory diseases characterized by increased production of TNF in the body.

Evaluate Pharma estimated that 2019 U.S. sales of Humira reached approximately $14.8 billion in 2019. Our settlement and license agreements with AbbVie grant us global, non-exclusive worldwide rights under AbbVie’s intellectual property to manufacture and commercialize CHS-1420 starting on July 1, 2023. We believe that a targeted commercial strategy against certain anti-TNF segments may enable us to achieve topline sales between $500 million to $1.0 billion for CHS-1420 in the United States, if approved.

CHS-0214 (Our Etanercept (Enbrel) Biosimilar Candidate)

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

Evaluate Pharma estimates that 2019 U.S. sales of Enbrel will reach approximately $5.0 billion. We developed CHS-0214 for the U.S., Europe and Japan. Our plans are to commercialize all of our biosimilars in the United States. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable until expiration, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the U.S. prior to their expiration or invalidation. We do not plan to continue to advance the development of CHS-0214 unless the 2028 and 2029 U.S. patents are invalidated.

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

In June 2016, we reported positive Phase 2b efficacy data on CHS-131 in relapsing remitting multiple sclerosis (“MS”). This six-month study demonstrated significant reduction in contrast-enhancing lesions meeting its primary endpoint. CHS-131 was generally well-tolerated and without evidence of immune suppression or the side-effects commonly seen in other oral MS therapies. Results of a positive Phase 2b study of CHS-131 in Type 2 diabetes mellitus, completed in September 2009, were published in 2014. This six month randomized, double-blind, placebo controlled study of four doses (0.5 mg, 1 mg, 2 mg, 3 mg) of CHS-131 in comparison to 45 mg of pioglitazone in 367 subjects on a background of sulfonylurea or sulfonylurea plus metformin, demonstrated a steep dose response for efficacy as measured by changes in HbA1c. The 2-mg dose demonstrated near-maximal efficacy, which was not statistically different from the efficacy of 45 mg of pioglitazone. NASH is a highly prevalent serious condition with no approved therapies. It is part of the spectrum of non-alcoholic fatty liver disease (“NAFLD”) and is characterized by hepatic fat deposition with inflammation, accumulating fibrosis, and ultimately liver cirrhosis. NASH-related cirrhosis is currently a leading cause of chronic liver disease and is associated with hepatocellular cancer. It is estimated to become the leading cause of liver transplant in the United States by 2020. The U.S. prevalence of NASH is expected to reach 27 million by 2030.

During 2019, we conducted a Phase 1 pharmacokinetic and safety clinical trial for CHS-131 in high body-mass index, but otherwise healthy volunteers.

Sales and Marketing

Our strategy is to retain or acquire commercial rights to biosimilar products in the United States.

The sales call points to oncologists in the United States are highly concentrated and addressable by our relatively small commercial organization. Similarly, for our ophthalmology franchise products,  we anticipate that the number of accounts to drive 90% of sales volume is approximately four- to five-fold smaller than that for the oncology support of care market. As a result, we anticipate a relatively small incremental investment in additional sales force will be needed to address the ophthalmology marketplace. For a discussion of risks related to sales and marketing, please see “Risk Factors—Risks Related to Launch and Commercialization of UDENYCA® and our Other Product Candidates.”

Manufacturing

We have entered into agreements with several contract manufacturing organizations (“CMOs”) for the manufacture and clinical drug supply of our commercial and products candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors—Risks Related to Our Ability to Hire and Retain Highly Qualified Personnel and Risks Related to Manufacturing and Supply Chain.”

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

UDENYCA® (pegfilgrastim-cbqv) faces competition from Amgen (which holds rights to Neulasta), and Mylan N.V. (“Mylan”)(Fulphila® (pegfilgrastim-jmdb)), Sandoz International GmbH (“Sandoz”) (Ziextenzo (pegfilgrastim-bmez)), and may face competition from Pfizer Inc. (“Pfizer”), Amneal Pharmaceuticals, Inc. (“Amneal”, through a partnership with Kashiv BioSciences, Inc.) and Fresenius Kabi AG (“Fresenius”).

Innovent’s bevacizumab (Avastin) may face competition in the U.S. from Genentech, Inc. (“Genentech”, the holder of rights to Avastin), as well as Amgen (MvasiTM (bevacizumab-awwb)) and Pfizer (ZirabevTM (bevacizumab-bvzr)) as well as Merck, Inc. (“Merck”, in partnership with Samsung Bioepis), AstraZeneca PLC (“AstraZeneca”, in joint venture with Fujifilm Kyowa Kirin Biologics Co. Ltd. “Fujifilm”) and Amneal (with partner mAbxience).

Bioeq’s ranibizumab (Lucentis) biosimilar candidate may face competition from Genentech (the holder of rights to Lucentis), as well as Samsung Bioepis with U.S. commercialization partner Biogen, Inc.), and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG), companies that have each disclosed development plans for a Lucentis biosimilar candidate.

CHS-2020, our aflibercept (Eylea) biosimilar candidate, may face competition from Regeneron Pharmaceuticals, Inc. (the holder of rights to Eylea), as well as Momenta Pharmaceuticals, Inc. (“Momenta”, with U.S. commercialization partner Mylan), and Santo Holding GmbH (in collaboration with Formycon AG), companies that have each disclosed development plans for an Eylea biosimilar candidate.

CHS-1420, our adalimumab (Humira) biosimilar candidate, may face competition in the U.S. from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis Co Ltd. (“Samsung Bioepis”) (HadlimaTM (adalimumab-bwwb)), Pfizer (AbriladaTM (adalimumab-afzd)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Fujifilm and Fresenius, companies that have each disclosed development plans for a Humira biosimilar candidate.

CHS-0214, our etanercept (Enbrel) biosimilar candidate, may face competition in the U.S. from Amgen (the holder of rights to Enbrel), Sandoz (ErelziTM (etanercept-szzs)) and Samsung Bioepis (EticovoTM (etanercept-ykro)).

We expect any products that we develop and commercialize directly or with partners to compete on the basis of, among other things, price and the availability of reimbursement from government and other third-party payers. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For a discussion of risks related to our competition, please see “Risk Factors — Risks Related to Competitive Activity.”

Collaboration and License Agreements

Distribution Agreement with Orox Pharmaceuticals B.V.

In December 2012, we entered into a distribution agreement with Orox Pharmaceuticals B.V. (“Orox”), for the commercialization of biosimilar versions of our internally developed biosimilars. Under this agreement, we granted to Orox an exclusive license to commercialize UDENYCA® in Latin America, except Brazil and Argentina, and CHS-1420, CHS-0214, CHS-2020 in Latin America, except Brazil. Under this agreement, Orox has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox.

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

Settlement and License Agreements with Pfizer, Inc.

In October 2019, we entered into a license and settlement agreement with Pfizer relating to Coherus’ patents and applications for patents directed to Humira® (adalimumab) formulations.

License Agreement with Bioeq AG

On November 4, 2019, we entered into a license agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to us the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith.

Under the Bioeq Agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and we must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, we must commit certain pre-launch and post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement. The development, manufacturing, and commercialization of the Bioeq Licensed Products in the United States is governed by a governance committee as described in more detail in the agreement.

We paid Bioeq an upfront payment of €5.0 million and a milestone payment of €5.0 million. Additionally, we are obligated to pay Bioeq in the future an aggregate of up to €25.0 million in milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. We will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range.

The Bioeq Agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms. Either party may terminate the Bioeq Agreement for the other party’s material breach which is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Bioeq may terminate the Bioeq Agreement in certain limited circumstances for failure to obtain specified minimum market share requirements during certain windows of time, if we conduct certain commercial or advanced pre-commercial activities with respect to certain competitive products, if we challenge the validity or enforceability of the patent rights licensed to us under the Bioeq Agreement, or if we undergo a change of control with a competitor of Bioeq and do not divest certain competitive products in connection therewith. We may terminate the Bioeq Agreement for convenience with 18 months advance written notice (provided that such termination shall not become effective prior to 12 months after the first commercial sale of the first Bioeq Licensed Product in the United States). We may also terminate the Bioeq Agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of the first Bioeq Licensed Product in the United States, or if Bioeq receives certain adverse regulatory feedback from the FDA for the Bioeq Licensed Products.

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as ranibizumab (Lucentis) and met its primary endpoint in a wet AMD Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA has requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. We believe that it will take approximately four months to generate this additional data to comply with the FDA’s request. As a result, Bioeq has decided to withdraw its 351(k) BLA for this candidate, provide the requested data and resubmit the application thereafter. We anticipate that such withdrawal and resubmission may delay the potential approval of a 351(k) BLA for the Bioeq ranibizumab biosimilar candidate.

License Agreement with Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (the “bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory. Subject to the terms of the Innovent Agreement, we may exercise our option within 12 months of receiving certain regulatory materials from Innovent. Following our option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product and Innovent would grant us an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

Innovent will supply the Innovent Licensed Products to us in accordance with a manufacturing and supply agreement to be executed by the parties. Under the Innovent Agreement, we acquired the right to require Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products in the Territory and, upon completion of such technology transfer, we will have the exclusive right to manufacture the Innovent Licensed Products in the Territory.

We paid Innovent an upfront payment of $5.0 million. Additionally, we are obligated to pay Innovent an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if we exercise our option to license Innovent’s rituximab biosimilar, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. We will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If we exercise our option, we would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the Innovent Agreement, if we request Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, we would be required to pay up to $10.0 million for fees related thereto.

For the bevacizumab Licensed Product, the initial term continues in effect for ten years after the effective date of the Innovent Agreement, and thereafter renews for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. For the rituximab Licensed Product, the initial term would continue in effect for ten years after the effective date of the option effective date and thereafter would renew for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. Either party may terminate the Innovent

Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Innovent may terminate the Innovent Agreement if we undergo a change of control with a competitor of Innovent and does not assign the Innovent Agreement to a third party within a certain period of time. On an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement based on certain market conditions beginning 12 months after the first commercial sale of such Innovent Licensed Product with 18 months advance written notice. Also on an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of such Innovent Licensed Product in the United States, if we receive certain adverse regulatory feedback from the FDA for such Innovent Licensed Product, or if we receive written FDA meeting minutes indicating that the FDA recommends an additional Phase 3 clinical trial efficacy comparability study to support the regulatory approval of such Innovent Licensed Product in the United States. The bevacizumab Licensed Product demonstrated PK bioequivalence and showed equivalent clinical efficacy to Avastin® (bevacizumab) in a non-small cell lung carcinoma Phase 3 study.

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

In the normal course of business, we pursue patent protection for inventions related to our product candidates. We own a patent portfolio of 25 patent families related to our biosimilar product candidates, including CHS-1420, CHS-0214 and CHS-2020. Each patent family includes United States patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. Our patent portfolio includes issued or pending claims directed to formulations, methods of manufacturing biological proteins, and drug products and devices, including their methods of use and methods of manufacture.

In a merger completed February 12, 2014, we acquired InteKrin Therapeutics Inc. (“InteKrin”) and its small molecule PPAR-g modulator, CHS-131, which is being developed for the treatment of NASH.

InteKrin has an exclusive license from Amgen to a portfolio of four patent families related to CHS-131, each of which includes U.S. patents and some include foreign counterparts to certain of the U.S. patents. The licensed patent portfolio includes issued claims directed to PPAR-γ modulating molecules and therapeutic product compositions that are expected to expire in 2020 and 2021, as well as certain salt forms and polymorphic forms directed to PPAR-g modulating molecules that are expected to expire in 2024. Additionally, we and our subsidiary InteKrin own a portfolio of 23 patent families related to CHS-131, each of which includes U.S. patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. This patent portfolio includes issued or pending claims directed to PPAR-g agonist pharmaceutical compositions, and methods of treating disorders including diabetes, multiple sclerosis, nonalcoholic steatohepatitis, blood cancers, bone disorders, Huntington’s disease, and progressive supranuclear palsy.

Upon the first FDA approval for a CHS-131 product, we intend to seek a Hatch-Waxman patent term extension of CHS-131 related patents. A Hatch-Waxman patent term extension can only be applied to a patent that is not expired at the time of FDA approval. Additionally, any such extension cannot be longer than five years and the total patent term, including the extension period, must not exceed fourteen years following FDA approval. For a discussion of risks related to our proprietary technology and processes, please see “Risk Factors — Risks Related to Intellectual Property.”

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the U.S., the European Union and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future. A country’s regulatory agency, such as the FDA in the United States and the EMA or the European Commission for the European Union, must approve a drug before it can be sold in the respective country or countries. The general process for biosimilar approval in the United States is summarized below. Many other countries, including countries in the European Union, have similar regulatory structures.

FDA Approval Process for Drugs and Biologics

All of our current product candidates are subject to regulation in the U.S. by the FDA as biological products (“biologics”), except for CHS-131, which is regulated as a drug product candidate. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending BLAs or New Drug Applications (“NDAs”), withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar under 351(k)

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to a FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. Thus, an application for licensure of a biosimilar product pursuant to a Section 351(k) BLA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

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

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block Section 351(k) BLA from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statutes or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payer, including commercial insurers.

Additionally, federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and additional penalties for “knowing failures." Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or the CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

Some states also require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require manufacturers to report information related to payments and other transfers of value to healthcare providers and institutions as well as marketing expenditures and pricing information.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. A violation of any of such laws or any other applicable governmental regulations may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, additional reporting obligations and oversight if the government requires a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and/or imprisonment.

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

Healthcare Reform

In March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; and addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or any other efforts to challenge, repeal or replace the ACA will impact the law.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers.

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

Environment

We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. The regulatory landscape continues to evolve, and we anticipate additional regulations in the near future. Laws and regulations are implemented and under consideration to mitigate the effects of climate change mainly caused by greenhouse gas emissions. Our business is not energy intensive. Therefore, we do not anticipate being subject to a cap and trade system or other mitigation measure that would materially impact our capital expenditures, operations or competitive position.

Employees

As of December 31, 2019, we had 291 employees. We believe we have good relations with our employees.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have incurred significant losses since our inception.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million and $238.3 million for the years ended December 31, 2018 and 2017, respectively. However, for the year ended December 31, 2019, we had net income of $89.8 million. As of December 31, 2019, we had an accumulated deficit of $895.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

The amount of our future net losses or net income will depend, in part, on the rate of our future product sales, offset by the rate of future expenditures. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed several clinical studies with all our lead products, UDENYCA® (pegfilgrastim-cbqv), CHS-1420 (our adalimumab (Humira) biosimilar candidate) and CHS-0214 (our etanercept (Enbrel) biosimilar candidate). On November 2, 2018, the FDA approved UDENYCA® as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. We anticipate that we will submit a BLA for CHS-1420 to the FDA in 2020. We have not yet initiated clinical trials for CHS-2020. We anticipate we will incur certain development and pre-commercial expenses for the Lucentis biosimilar candidate, which we licensed from Bioeq in November 2019, and for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020.

If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even additional product candidates beyond UDENYCA® gain regulatory approval and are commercialized, we may not remain profitable.

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

Although we reported net income of $89.8 million for the year ended December 31, 2019, we may not be able to maintain or increase profitability, and we are unable to predict the extent of our long-range future profits or losses. The amount of net profits or losses will depend, in part, on the level of sales of UDENYCA® in the U.S. and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We continue to dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of December 31, 2019, our cash and cash equivalents were $177.7 million. We expect that our existing cash, cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future and beyond the next 12 months. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and to a lesser extent, through recent product sales of UDENYCA®.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to continue to successfully commercialize UDENYCA®, and to compete against new pegfilgrastim biosimilar commercial entrants;
•	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
•	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
•	the number and characteristics of product candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
•	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our credit facilities; and
•	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We are a biotherapeutics company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, UDENYCA® (pegfilgrastim-cbqv) is our only product approved for commercialization in the U.S. and E.U., and we have no products approved in any other territories. The FDA approved UDENYCA® on November 2, 2018, as a biosimilar to Amgen’s Neulasta®, to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. The EC, through the EMA, approved UDENYCA® on September 20, 2018 for substantially the same indication as approved by the FDA.

On January 3, 2019, we initiated the sale of UDENYCA® in the U.S.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

•	Bioeq’s ranibizumab (Lucentis) biosimilar candidate;
•	Innovent’s bevacizumab (Avastin) biosimilar candidate;
•	CHS-1420 (our adalimumab (Humira) biosimilar candidate);
•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate); and
•	CHS-131 (our NASH small molecule drug candidate).

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

•	our ability to continue to successfully commercialize UDENYCA® ;

•	competing against current and future pegfilgrastim products;
•	healthcare providers, payers, and patients adopting our product candidates once approved and launched;
•	our ability to procure and commercialize our in-licensed biosimilar candidates;
•	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	obtaining adequate third-party coverage and reimbursements for our products;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	completing nonclinical and clinical development of our product candidates;
•	developing and testing of our product formulations;
•	attracting, hiring and retaining qualified personnel;
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
•

defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Pricing, coverage and reimbursement of UDENYCA®, or any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, or become unavaible, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Effective January 2019, CMS assigned a product specific Q-Code to UDENYCA®, which is necessary to allow UDENYCA® to have its own reimbursement rate and average selling price with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while a large majority of payers have adopted the Q-Code assigned by CMS for UDENYCA®, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If UDENYCA®, or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Risks Related to Competitive Activity

UDENYCA®, or our other biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

Specifically, some of the pharmaceutical and biotechnology companies we expect to compete with include: Sandoz International GmbH (“Sandoz”), Amgen Inc. (“Amgen”), Pfizer Inc., Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan N.V. (“Mylan”), and Cinfa Biotech S.L. (“Cinfa”), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), ranibizumab (Lucentis), bevacizumab (Avastin), adalimumab (Humira), aflibercept (Eylea) and etanercept (Enbrel).

UDENYCA® faces competion in the U.S. from Amgen, Mylan (with partner Biocon Ltd.), Sandoz, and may face completion from Pfizer, Amneal and Fresenius, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the U.S. from Genentech (the manufacturer of Lucentis). Samsung Bioepis and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG have each disclosed the development for a Lucentis biosimilar candidate.

Our bevacizumab (Avastin) biosimilar candidate licensed from Innovent may face competition in the U.S. from Genentech (the manufacturer of Avastin) as well as Amgen and Pfzer, each of which have initiated the commercial launch of an Avatin biosimilar.

Similarly, CHS-1420, our adalimumab (Humira) biosimilar may face competition from Abbvie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. There are five adalimumab biosimilar products FDA-approved in the U.S. and Fujifilm and Fresenius are companies that have each disclosed development plans for a Humira biosimilar candidate. As a result of number of potential adalimimub (Humira) biosimilar competitors, we may not be able to  achieve topline sales between $500 million to $1.0 billion for CHS-1420 in the United States, if approved.

CHS-2020 may face competition in the U.S. from Regeneron Pharmaceuticals, Inc. (the manufacturer of Eylea), as well as Momenta (in collaboration with Mylan) and Santo Holding GmbH (in collaboration with Formycon AG), each of which has disclosed development plans for an Eylea biosimilar candidate.

Our etanercept (Enbrel) biosimilar may face competition in the U.S. from Amgen (the manufacturer of Enbrel) and from Samsung Bioepis and Sandoz, each of which have a biosimilar to Enbrel approved in the United States.

These companies may also have greater brand recognition and more experience in conducting preclinical testing and clinical trials of product candidates, obtaining FDA and other regulatory approvals of products and marketing and commercializing products once approved.

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

Competitors in the biosimilar market have the ability to compete on price with healthcare providers, and through payers and their third-party administrators, who exert downward pricing pressure on our price offerings. It is possible our biosimilar competitors’ compliance with price discounting demands in exchange for market share or volume requirements could exceed our capacity to respond in kind and reduce market prices beyond our expectations. Such practices may limit our ability to increase market share and may also impact profitability.

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

If other biosimilars of bevacizumab (Avastin), ranibizumab (Lucentis), aflibercept (Eylea), adalimumab (Humira) or etanercept (Enbrel), are approved and successfully commercialized before our product candidates for these originator products, our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Avastin, Lucentis, Eylea, Humira or Enbrel. If other biosimilars of of these branded biologics are approved and successfully commercialized before our biosimilar candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the U.S. of this biosimilar. Furthermore, in September 2018, the EC granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the E.U. granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

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

As of December 31, 2019, we had 291 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are dependent on Bioeq, Innovent and Orox for the commercialization of our biosimilar product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have an exclusive license from Bioeq to commercialize Bioeq’s ranibizumab (Lucentis) biosimilar in the United States. We have an exclusive license from Innovent to develop and commercialize Innovent’s bevacizumab (Avastin) biosimilar in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products as well as, in the case of Innovent, the necessary regulatory data to submit a 351(k) BLA for Innovent’s bevacizumab candidate in the United States and Canada.

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

Our licenses with Bioeq, Innovent, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include , but are not limited to, the following:

•	our existing and potential collaboration partners may fail to provide sufficient amounts of commercial products or they may be ineffective in doing so;
•	our existing and potential collaboration partners may fail regulatory inspections which may preclude or delay the delivery of commercial products;
•

our existing and potential collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;

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

For UDENYCA® and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA®. Because we currently have engaged a limited number of back up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of a 351(k) BLA, original BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to UDENYCA® and our product candidates, including our in-lincensed biosimilar candidates, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in the Company’s favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, the Company filed a Motion for Attorneys’ Fees with the District Court.  Amgen filed its Answering Brief in Opposition on November 8, 2019.  On November 22, 2019, the Company filed its Reply brief.  This case is currently pending in the District Court.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop our biosimilar product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the U.S., or may result in us incurring substantial legal settlement costs.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 and CHS-0214 have completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development. We have not yet initiated clinical trials for CHS-2020 and the Innovent’s bevacizumab (Avastin) biosimilar. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the E.U., and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. For example, Innovent’s bevacizumab (Avastin) biosimlar product candidate has been developed principally in China, and the FDA may not agree that Innovent’s clinical development plan, even if successfully completed, will support submission of a 351(k) BLA. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, during FDA's review of Bioeq's 351(k) BLA for its ranibizumab (Lucentis) biosimiar, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its 351(k) BLA for this candidate in order to provide the requested data and resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, and it is possible that none of our other current or future product candidates will ever obtain regulatory approval.

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
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and

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

It is uncertain if regulatory authorities will grant the full originator label to biosimilar product candidates when they are approved. For example, an infliximab (Remicade) biosimilar molecule was approved in Europe and in the U.S. for the full originator label but received a much narrower originator label when initially approved in Canada. That infliximab biosimilar only received full label extension in Canada in 2016 after providing additional clinical data. A similar outcome could occur with respect to our product candidates and there is no guarantee that our product candidates will receive a full originator label even after the provision of additional clinical data.

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

We and our collaboration partners intend to pursue market authorization globally. In the U.S., an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued guidance documents regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payers and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

If other biosimilars of pegfilgrastim (Neulasta), bevacizumab (Avastin), ranibizumab (Lucentis), aflibercept (Eylea), adalimumab (Humira) or etanercept (Enbrel), are determined to be interchangeable and our biosimilar candidates for these originator products are not, our business would suffer.

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

The labelling of “interchangeability” is important because, in the U.S. for example, the first biosimilar determined to be interchangeable with a particular reference, or originator, product for any condition of use is eligible for a period of market exclusivity that delays a FDA determination that a second or subsequent biosimilar product is interchangeable with that originator product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). Thus, a determination that another company’s product is interchangeable with the originator biologic before we obtain approval of our corresponding biosimilar product candidates may delay the potential determination that our products are interchangeable with the originator product, which could materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

Failure to obtain regulatory approval in any targeted regulatory jurisdiction would prevent us from marketing our products to a larger patient population and reduce our commercial opportunities.

We are marketing UDENYCA® in the U.S., and subject to product approvals and relevant patent expirations, we intend to market our other biosimilar products in the U.S. and outside the U.S. on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the U.S. and may seek to partner commercially all biosimilars outside the U.S.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (together the “ACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promoted a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the PPACA. At the end of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with PPACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Trump Administration and the CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, will impact the law. At this time, the full effect that the PPACA and any subsequent legislation would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the E.U. or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the E.U., including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than E.U., law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most E.U. member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing E.U. and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the U.S. and E.U., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We may be subject, directly or indirectly, to federal and state healthcare laws, including fraud and abuse, false claims and physician payment transparency laws. If we are unable to comply or have not fully complied with such laws, we could face substantial penalties.

Our operations are directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws impact, among other things, sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or in return for the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•

federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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
•

the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians, as defined in the statute, including their immediate family members, certain other healthcare professionals as of 2022, and teaching hospitals and ownership and investment interests held by such physicians and their immediate family members and applicable GPOs; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

With the approval of UDENYCA®, we anticipate that we now participate in the Medicaid Drug Rebate Program, Medicare Coverage Gap Discount Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for the product by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAAs security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although we believe that we would not be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect in the E.U. The GDPR is directly applicable in each E.U. member state and applies to companies established in the E.U. as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the E.U., including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data, and penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation and insurance;
•	expose us to sanctions, such as the sanctions levied by U.S., E.U. and Russian regulatory bodies in connection with Russia’s military intervention in the Ukraine in March 2014; and

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through February 20, 2020 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 26% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of December 31, 2019, there were 70,366,661 shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of December 31, 2019, approximately 20.9 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2019, we reserved for future issuance under the 2016 Plan a total of 3,950,000 share of common stock for new employees. In January 2020, we increased the reserve for future issuance under the 2016 Plan to 4,950,000 shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in September 2024 with a five-year renewal option. Our analytical and process development laboratories are located in Camarillo,

California under a lease that expires in June and December 2020. We entered into a new laboratory lease in a new location of Camarillo, California, which commences in April 2020 and terminates in May 2027, and contains a one-time option to extend the lease term for five years.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, the Company’s pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant the motion of the Company pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in the Company’s favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, the Company filed a Motion for Attorneys’ Fees. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, the Company filed its Reply brief. This case is currently pending in District Court.

On January 24, 2019, we filed suit against Amgen in the U.S. District Court of Delaware alleging that the manufacture of Amgen’s Humira® biosimilar, Amgevita™, infringes Coherus’ U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of the asserted Coherus patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. On April 18, 2019, Amgen filed its answer and counterclaims. On June 24, 2019, we filed our answer to Amgen’s counterclaims. On November 25, 2019, the parties filed a Stipulation of Dismissal, dismissing all claims set forth in Coherus’ amended complaint with prejudice, and all counterclaims and affirmative defenses set forth in Amgen’s answer, affirmative defenses, and counterclaims as moot. On November 26, 2019, the Court granted the Stipulation of Dismissal. On December 9, 2019, Amgen filed a Motion for a Determination of Exceptional Case and an Award of Fees. On January 7, 2020, the Company filed its Answering Brief in Opposition to Amgen’s motion. On January 21, 2020, Amgen filed its Reply Brief. The case is currently pending.

We are not a party to any other material legal proceedings on the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The following table details the quarterly high and low sales prices for our common stock as reported by The Nasdaq Global Market for CHRS from January 1, 2018 through December 31, 2019.

	Price Range
Year ended December 31, 2019	High	Low
1st Quarter	$15.62	$8.32
2nd Quarter	22.17	12.95
3rd Quarter	23.91	16.16
4th Quarter	22.08	15.50
Year ended December 31, 2018
1st Quarter	$14.50	$8.55
2nd Quarter	17.80	9.85
3rd Quarter	20.66	14.00
4th Quarter	17.25	8.39

On February 21, 2020, the closing sale price of our common stock was $22.53.

Common Stockholders

As of January 31, 2020, there were approximately 29 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Equity Securities

From January 1, 2019 through December 31, 2019, there were no sales or issuances of unregistered securities that were not otherwise reported in a Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2019.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K. The consolidated statement of operations data for each of the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
Revenue:
Net product revenue	$356,071	$—	$—	$—	$—
Collaboration and license revenue	—	—	1,556	189,476	30,041
Other revenue	—	—	—	630	—
Total revenue	356,071	—	1,556	190,106	30,041
Operating expenses:
Cost of goods sold (1)	17,078	—	—	—	—
Research and development (1)	94,188	110,239	162,389	254,440	213,062
Selling, general and administrative (1)	137,037	94,177	71,303	51,597	36,046
Total operating expenses	248,303	204,416	233,692	306,037	249,108
Income (loss) from operations	107,768	(204,416)	(232,136)	(115,931)	(219,067)
Interest expense	(17,601)	(9,684)	(9,552)	(7,980)	(33)
Other income (expense), net	2,608	4,691	3,402	(3,877)	(4,838)
Net income (loss) before income taxes	92,775	(209,409)	(238,286)	(127,788)	(223,938)
Income tax provision	2,942	—	—	—	—
Net income (loss)	89,833	(209,409)	(238,286)	(127,788)	(223,938)
Net loss attributable to non-controlling interest	—	70	116	451	678
Net income (loss) attributable to Coherus	$89,833	$(209,339)	$(238,170)	$(127,337)	$(223,260)

Net Income (loss) per share attributable to Coherus:
Basic (2)	$1.29	$(3.22)	$(4.48)	$(3.04)	$(6.01)
Diluted (2)	$1.23	$(3.22)	$(4.48)	$(3.04)	$(6.01)
Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic (2)	69,679,916	65,034,827	53,133,620	41,912,300	37,122,008
Diluted (2)	73,185,943	65,034,827	53,133,620	41,912,300	37,122,008

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Cost of goods sold	$108	$—	$—	$—	$—
Research and development	12,912	15,339	15,104	13,592	8,038
Selling, general and administrative	20,571	19,458	18,293	13,829	8,683
Total stock-based compensation	$33,591	$34,797	$33,397	$27,421	$16,721

(2)

See Note 15 to our audited consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share attributable to Coherus and the weighted-average shares outstanding used to calculate the per share amounts.

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$177,668	$72,356	$126,911	$124,947	$158,226
Working capital	228,040	51,172	117,082	105,110	91,368
Total assets	408,927	99,467	162,611	178,485	212,384
Convertible notes	78,542	77,319	76,206	75,192	—
Convertible notes - related party	26,181	25,773	25,402	25,064	—
Term loan	73,663	—	—	—	—
Accumulated deficit	(894,998)	(984,831)	(775,492)	(537,322)	(409,985)
Total stockholder's equity (deficit)	105,214	(38,591)	30,535	19,354	(6,929)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our commercial product is UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta.

Our pre-commercial pipeline includes the following product candidates:

•	A bevacizumab (Avastin) biosimilar candidate in collaboration with Innovent;
•	A ranibizumab (Lucentis) biosimilar candidate in collaboration with Bioeq;
•	CHS-2020 (our aflibercept (Eylea) biosimilar candidate);
•	CHS-1420 (our adalimumab (Humira) biosimilar candidate);
•	CHS-0214 (our etanercept (Enbrel) biosimilar candidate); and
•

CHS-131, our oral, small-molecule drug candidate, which is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate under development for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions.

On January 3, 2019, we initiated the U.S. sales of UDENYCA®, our first commercial product. While we have incurred significant losses historically, we were profitable for the year ended December 31, 2019 as a result of increasing sales of UDENYCA® since January 3, 2019. We anticipate that we will remain profitable on an annual basis, if we are able to grow net sales and maintain operating expenses below net sales. Our net income was $89.8 million for the year ended December 31, 2019 and our net losses were $209.4 million and $238.3 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $895.0 million.

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

On January 7, 2019 (the “Credit Agreement Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with affiliates of Healthcare Royalty Partners (together, the “Lenders”). The Credit Agreement consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries (the “Guarantors”). The Borrowings under the Agreement bear interest through maturity at 7.00% per annum plus LIBOR (customarily defined). The consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, exceeded $250.0 million, which will result in an interest rate reduction to 6.75% per annum plus LIBOR, effective January 1, 2020. Interest is payable quarterly in arrears. We are required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Credit Agreement Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Credit Agreement Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date. We are also required to make mandatory prepayments of the Borrowings under the Credit Agreement, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control. If all or any of the Borrowings are prepaid or required to be prepaid under the Credit Agreement, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Credit Agreement Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Credit Agreement Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Credit Agreement Closing Date but on or prior to the four year anniversary of the Credit Agreement Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Credit Agreement Closing Date but on or prior to the five year anniversary of the Credit Agreement Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid. In connection with the Credit Agreement, we paid a fee to the Lenders of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or repayment of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings. The obligations under the Credit Agreement are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Credit Agreement contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lenders under the Credit Agreement to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $356.1 million for the year ended December 31, 2019. Historically, our revenue has been generated from license and collaboration agreements, under which we received license fees, milestone payments and other contingent payments.

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

•	costs associated with manufacturing process development activities; and
•	certain upfront and milestone payments related to lincesing and collaboration agreements.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA® and as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. We expect our research and development expense in 2020 to be higher than in 2019 as we develop our ophthalmology and oncology pipeline and expect milestone payments related to certain licensing and collaboration agreements.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2019	2019	2018	2017
		(in thousands)
External costs incurred by product candidate:
UDENYCA®	Approved	$9,047	$42,975	$31,247
CHS-1420	Completed	9,039	5,989	52,275
CHS-131	Phase 2	4,789	1,181	2,052
CHS-0214 (1)	Completed	330	4,243	17,596
Licensing and collaboration related expenses		11,075	—	—
Other research and development expenses (2)		8,348	3,774	4,878
Internal costs		51,560	52,077	54,341
Total research and development expenses (1)		$94,188	$110,239	$162,389

(1)

Our research and development expense for the year ended December 31, 2017 has been reduced by reimbursements of certain research and development expense pursuant to the cost-sharing provision of our licensing agreement with Daiichi Sankyo.

(2)	Amount consists of costs for other pipeline candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA®. Personnel costs consist of salaries, benefits and stock-based compensation. We expect our selling, general and administrative expense in 2020 to be slightly higher than in 2019 as we build out our commercial capabilities for our ophthalmology therapeutic area.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our various debt agreements outstanding during the years ended December 31, 2019, 2018 and 2017.

Other Income, Net

Other income, net for the years ended December 31, 2019, 2018 and 2017, consists of gains and losses resulting from the remeasurement of our contingent consideration, interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations. We will continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

Leases

We adopted ASU 2016-02, Leases on January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, other liabilities, and lease liabilities, non-current in the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the incremental borrowing rate based on the information available at the lease commencement date. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

Revenue Recognition

We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “New Revenue Standard”) on January 1, 2018 using the modified retrospective method. We did not have any active revenue arragements upon adoption of the New Revenue Standards since the collaboration and licensing agreement with Daiichi Sankyo was terminated in July 2017 (See Note 7), therefore, no adjustment to its retained earnings was required.

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

Net Product Revenue

We account for sales of UDENYCA® under Topic 606 Revenue from Contracts with Customers in 2019. We sell UDENYCA® to wholesalers and distributors, (collectively, “Customers”). Our Customers resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) under set contracts with us. In addition to distribution agreements with Customers and contracts with Healthcare Providers, we enter into arrangements with group purchasing organizations (“GPOs”) that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. We also enter into rebate arrangements with payers, which consist primarily of commercial insurance companies, to cover the reimbursement of UDENYCA® to Healthcare Providers. We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

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

Other Allowances: We pay fees to Customers for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expense in our consolidated statements of operations, otherwise they are included as a reduction in product revenue.

Inventory

Prior to the regulatory approval of our product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. We began to capitalize inventory costs associated with UDENYCA® after receiving regulatory approval for UDENYCA® in November 2018 when it was determined that the inventory had a probable future economic benefit.

Our inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires our review of the expiration dates of our product UDENYCA® compared to our forecasted sales. If actual market conditions are less favorable than projected by us, write-downs of inventory may be required which would be recorded as cost of sales in our consolidated statement of operations.

Research and Development Expense and Related Accruals

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates, clinical trial costs and supplies, laboratory supply costs, certain upfront and milestone payments under the licensing and collaboration agreements and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Costs of third parties include costs associated with manufacturing drug candidates and preclinical and clinical support activities. In certain cases, amounts received as reimbursement of research and development activities from our collaborators are recognized as a reduction in research and development expense when we engage in a research and development project jointly with another party, with both parties incurring costs while actively participating in project activities and both parties sharing costs and potential benefits of the arrangement. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

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

On January 1, 2019, we adopted the ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. Prior to the adoption of ASU No. 2018-07, we accounted for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options was measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which was assumed to be the remaining contractual life of the option. The fair value of the unvested options under these arrangements was subject to remeasurement over the vested terms as earned.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

•

Expected term. The expected term represents the period that stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term. We have elected to use the “simplified method” for estimating the expected term, which is calculated as the mid-point between the vesting period and the contractual term of the options, as we have limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected volatility. The expected volatility for the year ended December 31, 2019 is based on our historical stock price volatility. The expected volatility for the years ended December 31, 2018 and 2017 is based on an average historical stock price volatility of industry peers as we did not have sufficient trading history for our common stock in those reporting periods.

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

We recorded non-cash stock-based compensation expense related to equity awards granted to employees and non-employees of $33.5 million, $34.8 million and $33.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, our total net deferred tax assets, net of gross deferred tax liabilities, were $223.7 million. Due to the weight of the negative evidence, which is primarily our history of losses, outweighing other positive evidence, the federal net deferred tax assets and state net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of net operating losses, tax credit carryforwards and stock-based compensation expenses. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership changes under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Recent Accounting Pronouncements

We adopted the following recent accounting pronouncements in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. We adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized right-of-use assets of $7.2 million and lease liabilities of $9.2 million on the adoption date on our consolidated balance sheets, comprised of facility lease agreements for our corporate headquarters and laboratory facilities in California. We elected the package of practical expedients upon transition, which allows us to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the twelve months ended December 31, 2019 are presented under Topic 842, and the results for the twelve months ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”).” We also elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. We did not elect to apply the hindsight expedient.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. We adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and presented the analysis of changes in stockholders’ equity in our interim financial statements beginning with our March 31, 2019 Form 10-Q. We adopted the Securities Act Release No. 33-10532 on January 1, 2019 and the adoption did not have a material effect on our financial position, results of operations, cash flows or stockholders’ equity.

The following are the recent accounting pronouncements that we have not yet adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for our interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on our consolidated financial statements as a result of future adoptions.

Results of Operations

Comparison of Years Ended December 31, 2019, 2018 and 2017

Revenue

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Revenue:
Net product revenue	$356,071	$—	$—	$356,071	$—
Collaboration and license revenue	—	—	1,556	—	(1,556)
Total revenue	$356,071	$—	$1,556	$356,071	$(1,556)

Net product revenue for the year ended December 31, 2019 was $356.1 million due to the U.S. sales of UDENYCA®, which commenced in January 2019. There were no product sales during the year ended December 31, 2018 and 2017.

We recognized collaboration and license revenue of $1.6 million for the year ended December 31, 2017, a decrease of $1.6 million compared to the same period in 2018. The decrease was due to the recognition of the remaining deferred revenue of Daiichi Sanko as a result of its decision to opt-out of the development of CHS-0214 in Japan in the second quarter of 2017.

Cost of Goods Sold

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Cost of goods sold	$17,078	$—	$—	$17,078	$—
Gross margin	95%	0%	0%	95%	0%

The cost of goods sold was $17.1 million and $0 for the years ended December 31, 2019 and 2018, respectively. Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue payable to Amgen, which began on July 1, 2019 and will continue for five years. A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred.  The costs associated with this inventory were approximately $24.9 million and $47.0 million at December 31, 2019 and 2018, respectively, with estimated associated sales value of approximately $527.3 million and $882.9 million, respectively, based on our current average net selling price for the year ended December 31, 2019. During the year ended December 31, 2019, the cost basis of product sold that was expensed prior to approval, was approximately $17.0 million. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a corresponding decrease in gross margin during such period. We expect utilizing the inventory expensed prior to approval by the first quarter of 2021. Subsequent to using our entire zero cost inventory, we estimate cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage, including the mid-single digit royalty cost on net product revenue.

We expect our gross margin to moderately decrease over time as a result of decreasing revenue per units sold in response to competitive pressure.

Research and Development Expense

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Research and development	$94,188	$110,239	$162,389	$(16,051)	$(52,150)

Research and development expense for the year ended December 31, 2019 was $94.2 million compared to $110.2 million for the same period in 2018, a decrease of $16.1 million. The decrease in research and development expense was primarily due to:

•

a decrease of $33.9 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was partially offset by an increase in development expense associated with an on-body device for UDENYCA®;

•

a decrease of $4.5 million in facilities, supplies and materials and other infrastructure primarily due to the impairment loss of $3.9 million in the third quarter of 2018 for a machine and equipment used within research and development;

•	a decrease of $3.9 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter 2018; and
•

a decrease of $2.4 million in stock-based compensation expense primarily due to company-wide options granted in April 2015 with a higher exercise price that have been fully expensed and the capitalization of certain stock-based compensation expense as inventory after receiving FDA approval for UDENYCA® in November 2018. The decrease was partially offset by additional stock options and awards granted in 2019.

The decrease in research and development expense for the year ended December 31, 2019 was partially offset by the following:

•

an increase of $15.6 million in costs primarily attributable to $11.1 million of upfront and milestone payments to Bioeq and increases related to the development of our other biosimilar product candidates as we continued to advance our pipeline;

•	an increase of $6.4 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
•	an increase of $3.6 million in costs related to CHS-131 in connection with opening an initial new drug (“IND”) application with the FDA and conducting a clinical trial; and
•	an increase of $3.0 million in costs for CHS-1420 related to the preparation of our BLA.

We expect our research and development expense in 2020 to be higher than in 2019 as we develop product candidates in our ophthalmology and oncology pipeline and expect to incur milestone payments related to certain licensing and collaboration agreements.

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

•

a decrease of $4.6 million in personnel, consulting and other related expenses primarily due to the restructuring charges related to the one-time termination severance costs and a reduction in headcount as our restructuring plan was completed in June 2017; and

•

a decrease of $2.0 million related to the development of other biosimilar product candidates and CHS-131 as we completed the Phase 2b study in late 2017 and prioritized our resources primarily on UDENYCA®.

The decrease in research and development expense was partially offset by the following:

•

an increase of $11.7 million in research and development costs primarily due to the manufacturing of our pre-commercial supplies of UDENYCA® in preparation for our commercial launch and costs incurred for the BLA resubmission activities of UDENYCA®, which were partially offset by $5.7 million of manufacturing costs which were capitalized as inventory after November 2, 2018, following the approval of UDENYCA®;

•

an increase of $2.1 million in facilities, supplies and materials and other infrastructure primarily due to $3.9 million in impairment of equipment charges, which were partially offset by a decrease in overall costs due to the implementation of our restructuring plan in June 2017; and

•	an increase of $0.2 million in stock-based compensation expense as a result of additional stock options granted in 2018.

Selling, General and Administrative Expense

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Selling, general and administrative	$137,037	$94,177	$71,303	$42,860	$22,874

Selling, general and administrative expense for the year ended December 31, 2019 was $137.0 million compared to $94.2 million for the same period in 2018, an increase of $42.9 million. The increase in selling, general and administrative expense was primarily due to:

•

an increase of $35.6 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions in connection with the ongoing commercialization of UDENYCA®;

•

an increase of $3.6 million for marketing, advertising, recruiting and other professional services to support the ongoing commercialization of UDENYCA®, which was partially offset by a decrease in legal costs as a result of entering into a legal settlement with Amgen in May 2019;

•	an increase of $2.5 million in facility and other general and administrative expenses to support our growing commercial infrastructure for UDENYCA®; and
•

an increase of $1.1 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options and awards granted in 2019. The increase was partially offset by a decrease resulting from the company-wide options granted in April 2015 with a higher exercise price that have been fully expensed.

We expect selling, general and administrative expense in 2020 to be slightly higher than in 2019 as we build out our commercial capabilities for our ophthalmology therapeutic area.

Selling, general and administrative expense for the year ended December 31, 2018 was $94.2 million compared to $71.3 million for the same period in 2017, an increase of $22.9 million. The increase in selling, general and administrative expense was primarily due to:

•

an increase of $14.3 million in personnel, consulting and other related expenses due to an increase in headcount as we build our sales force and supporting commercial functions in connection with the commercial launch of UDENYCA®, which was partially offset by one-time termination severance charges of $1.1 million incurred in connection with our restructuring plan completed in June 2017;

•

an increase of $6.9 million for legal, marketing, advertising, recruiting and other professional services associated with commercial and marketing initiatives to support the launch of UDENYCA® and $0.5 million in facility related expense to support our growing infrastructure; and

•

an increase of $1.2 million in stock-based compensation expense due to additional stock options granted in 2018 and the increase in headcount due to the commercialization of UDENYCA®. The increase was partially offset by $1.2 million of restructuring charges related to the acceleration of stock options and the extension of the post-termination stock option exercise period incurred in connection with our restructuring plan completed in June 2017.

Interest Expense

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Interest expense	$17,601	$9,684	$9,552	$7,917	$132

Interest expense for the year ended December 31, 2019 was $17.6 million compared to $9.7 million for the same period in 2018, an increase of $7.9 million. The increase in interest expense was primarily attributable to the Term Loan we entered into in January 2019.

Interest expense for the year ended December 31, 2018 was $9.7 million compared to $9.6 during the same period in 2017, an increase of $0.1 million. The increase was due to the recognition of interest expense and non-cash accretion of the debt discount and debt issuance costs related to the Convertible Notes issued on February 29, 2016.

Other Income, Net

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Other income, net	$2,608	$4,691	$3,402	$(2,083)	$1,289

Other income, net was higher in 2018 compared to that of 2019 or 2017 because the fair value of our contingent liability related to the Compound Transaction Payment associated with our InteKrin acquisition decreased as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

Income Tax Provision

	Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
	(in thousands)			(in thousands)
Income tax provision	$2,942	$—	$—	$2,942	$—

Income tax provision for the year ended December 31, 2019 was $2.9 million compared to $0 for the same period in 2018, an increase of $2.9 million. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income for the year ended December 31, 2019.

There was no income tax provision for the years ended December 31, 2018 and 2017 as we maintained a full valuation allowance against our net deferred tax assets due to our history of losses during these periods.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the year ended December 31, 2019, we previously generated significant operating losses since our inception. We funded our operations primarily through the issuance of debt, equity financing, sales of our convertible preferred stock and payments received under our collaboration and license agreements.

In October 2016, we entered into a sales agreement with Cowen, under which we offered and sold our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program.

In January 2019, we issued and sold an aggregate of 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. As of January 19, 2019, our Shelf Registration Statement expired and accordingly the ATM Offering Program was terminated.

On January 7, 2019 (the “Term Loan Closing Date”), we entered into a credit agreement (the “Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries. The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus LIBOR (customarily defined). The consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, exceeded $250.0 million, which will result in an interest rate reduction to 6.75% per annum plus LIBOR, effective January 1, 2020. Interest is payable quarterly in arrears. We are required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date. We are also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control. If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Term Loan Closing Date but on or prior to the four year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Term Loan Closing Date but on or prior to the five year anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid. In connection with the Term Loan, we paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings. The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

In 2019, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of December 31, 2019, we had an accumulated deficit of $895.0 million and cash and cash equivalents of $177.7 million. We had $89.8 million in net income for the year ended December 31, 2019. We believe that our current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$28,355	$(159,266)	$(200,286)
Net cash used in investing activities	(12,732)	(1,188)	(4,417)
Net cash provided by financing activities	89,370	105,421	206,787
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(276)	468	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	$104,717	$(54,565)	$1,964

Net cash provided by (used in) operating activities

Cash provided by operating activities was $28.4 million for the year ended December 31, 2019, which was primarily due to the following:

•	net income of $89.8 million;
•	an increase in accrued rebates, fees and reserve of $51.1 million as a result of UDENYCA® sales;
•

non-cash charges related to stock-based compensation of $33.6 million, depreciation and amortization of property and equipment of $3.3 million, non-cash interest expense from amortization of debt issuance discounts of $2.3 million, non-cash operating lease expense of $1.8 million and excess and obsolete inventory of $0.4 million;

•

upfront and milestone payments related to license and collaboration arrangements of $11.1 million are being reclassified as investing activities to provide better alignment between the cash flows and the underlying nature of those transactions;

•	an increase in accrued and other liabilities of $10.4 million primarily due to our accruals for our UDENYCA® manufacturing and royalty expenses;
•

an increase in accrued compensation of $10.0 million primarily due to increased compensation and bonus accrual attributable to increase in headcount and as a result of attainment of certain corporate goals during 2019; and

•	an increase in accounts payable of $9.9 million due to the timing of receiving and processing invoices.

The cash provided by operating activities was partially offset by the following:

•	an increase in trade receivables of $142.0 million due to initiating sales of UDENYCA® on January 3, 2019;
•	an increase in inventory of $48.2 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
•	an increase in other prepaid and current assets of $2.1 million primarily due to prepaid commercial activities to support UDENYCA® and the timing of vendor invoices;
•	an decrease in lease liabilities of $2.0 million due to the lease payments for the twelve months of 2019 and amortization;
•	an increase in prepaid manufacturing services of $0.7 million to secure drug production runs scheduled for 2020; and
•	an increase in other assets, non-current of $0.3 million primarily due to the security deposit as a result of amending our operating lease agreement in September 2019.

Cash used in operating activities was $159.3 million for the year ended December 31, 2018, which was primarily due to the following:

•	a net loss of $209.4 million;
•	a non-cash gain of $3.2 million related to the fair value remeasurement of our contingent consideration obligation and $0.3 million related to the accretion of short-term investments;
•	an increase in inventory of $5.5 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®; and
•

a decrease in accounts payable, accounts payable-related parties, accrued liabilities and other liabilities of $0.9 million primarily due to the payments to our CROs and CMOs as a result of the progression of our clinical trial programs that are winding down, and the timing of certain vendor payments.

The cash used in operating activities was partially offset by the following:

•	non-cash charges related to stock-based compensation of $34.8 million;
•

impairment of fixed asset equipment of $3.9 million, depreciation and amortization of property and equipment of $3.2 million and non-cash interest related to the amortization of debt discount and debt issuance cost of $1.5 million;

•	an increase in accrued compensation of $8.5 million primarily due to the timing of bonus settlement as 2017 bonuses were paid in RSU’s in December 2017; and
•	a decrease in prepaid manufacturing, other prepaid and other assets of $8.2 million as we utilized the prepayment for our pre-commercial manufacturing of UDENYCA®.

Cash used in operating activities was $200.3 million for the year ended December 31, 2017, which was primarily due to the following:

•	a net loss of $238.3 million;
•	non-cash charges related to the fair value remeasurement of our contingent consideration obligation of $2.3 million;
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

Net cash used in investing activities

Cash used in investing activities of $12.7 million for the year ended December 31, 2019 was due to the purchase of short-term investments in marketable securities of $20.2 million, upfront and milestone payments related to our Bioeq license and collaboration arrangement of $11.1 million and purchases of property and equipment of $1.8 million. The cash used in investing activities was partially offset by proceeds from maturities of investments in marketable securities of $20.4 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $89.4 million for year ended December 31, 2019 was primarily related to $73.0 million in proceeds from our term loan, net of issuance costs, $8.1 million from the issuance of our common stock from our ATM Offering Program, net of underwriting discounts, commissions and offering costs, $5.6 million from the exercise of stock options and $3.5 million in proceeds related to our ESPP. The proceeds were partially offset by payments of $0.8 million for taxes related to the net shares settlement of bonus payout in RSUs.

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

Funding Requirements

We believe that our current available cash, cash equivalents, and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for the foreseeable future, beyond the 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. Our future funding requirements will depend on many factors, including the following:

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

If the proceeds from UDENYCA® sales are insufficient or are not collected in a timely manner and or our operating expenses are higher than the proceeds from UDENYCA® sales, we may need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We may seek to enter into strategic partnerships to commercialize our biosimilar candidates in ex-US territories or globally for certain therapeutic areas. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

Our future contractual obligations as of December 31, 2019 were as follows:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations:	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt obligations - Convertible notes (1)	$127,450	$8,200	$119,250	$—	$—
Long-term debt obligations - Term loan (1)	108,532	7,244	14,448	75,491	11,349
Non-cancelable purchase commitments (2)	64,405	25,011	39,394	—	—
Operating lease obligations (3)(4)	15,133	3,141	6,207	5,785	—
Contingent payments to InteKrin Stockholders	102	—	—	102	—
Total contractual obligations	$315,622	$43,596	$179,299	$81,378	$11,349

(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes and Term Loan.
(2)	These amounts are comprised of non-cancelable purchase commitments to our CMO’s.
(3)	These amounts are comprised of future minimum rent payment on our facility leases.
(4)

As of December 31, 2019, we had an additional operating lease for office space that has not yet commenced. The Commencement Date is expected to be in the first quarter of 2020 when we take possession of the space. The future minimum rental payments for this lease are $1.8 million in the aggregate.

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

On January 7, 2019, we entered into a Term Loan with affiliates of Healthcare Royalty Partners. The Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Our obligations under the loan documents are guaranteed by our material domestic U.S. subsidiaries (the “Guarantors”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

As of December 31, 2019, we had cash and cash equivalents of $177.7 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

This critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of Reserves for Chargeback and Rebates ……………
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $29.9 million at December 31, 2019. Estimated rebates are presented within accrued rebates, fees and reserves on the consolidated balance sheet and totaled $27.1 million at December 31, 2019.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2019, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's estimates of chargebacks and rebates, which are accounted as reductions to revenue.  This included controls over management’s review of significant assumptions used in the estimates such as expected channel and payer mix and contractual discount rate.

To test the Company's estimated reserves for chargebacks and rebates, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the Company’s analyses and evaluating the significant assumptions stated above. Specifically, for estimated chargebacks and rebates, we obtained third-party channel inventory reports and reviewed the remaining inventory in the distribution channel, tested historical channel and payer mix data, and compared applicable contractual chargeback or rebate percentages applied against executed chargeback and rebate agreements. We also assessed the completeness and accuracy of current and historical channel and payer mix and discount rate data used in management’s estimates and performed sensitivity analyses to determine the effect of changes in assumptions, where appropriate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Redwood City, California

February 27, 2020

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$177,668	$72,356
Restricted cash	—	50
Trade receivables, net	141,992	—
Inventory	9,807	1,659
Prepaid manufacturing	8,578	7,906
Other prepaid and other assets	4,964	2,462
Total current assets	343,009	84,433
Property and equipment, net	5,840	6,660
Inventory, non-current	45,264	4,012
Operating lease right-of-use assets	10,649	—
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	240	785
Other assets, non-current	362	14
Total assets	$408,927	$99,467
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$25,985	$15,294
Accrued rebates, fees and reserve	51,120	—
Accrued compensation	18,410	10,540
Accrued liabilities	17,258	7,008
Other current liabilities	2,196	419
Total current liabilities	114,969	33,261
Contingent consideration, non-current	102	60
Convertible notes	78,542	77,319
Convertible notes - related parties	26,181	25,773
Term loan	73,663	—
Lease liabilities, non-current	10,256	—
Other liabilities, non-current	—	1,645
Total liabilities	303,713	138,058
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; Shares authorized: 300,000,000; Shares issued and outstanding: 70,366,661 and 68,302,681 at December 31, 2019 and 2018, respectively	7	7
Additional paid-in capital	1,000,763	946,515
Accumulated other comprehensive loss	(558)	(282)
Accumulated deficit	(894,998)	(984,831)
Total stockholders' equity (deficit)	105,214	(38,591)
Total liabilities and stockholders’ equity (deficit)	$408,927	$99,467

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Net product revenue	$356,071	$—	$—
Collaboration and license revenue	—	—	1,556
Total revenue	356,071	—	1,556
Operating expenses:
Cost of goods sold	17,078	—	—
Research and development (includes related party of $52, $1,609 and $8,199 for the years ended December 31, 2019, 2018 and 2017, respectively)	94,188	110,239	162,389
Selling, general and administrative (includes related party of $1, $181 and $62 for the years ended December 31, 2019, 2018 and 2017, respectively)	137,037	94,177	71,303
Total operating expenses	248,303	204,416	233,692
Income (loss) from operations	107,768	(204,416)	(232,136)
Interest expense (includes related party of $2,457, $2,421 and $2,388 for the years ended December 31, 2019, 2018 and 2017, respectively)	(17,601)	(9,684)	(9,552)
Other income, net	2,608	4,691	3,402
Net income (loss) before income taxes	92,775	(209,409)	(238,286)
Income tax provision	2,942	—	—
Net income (loss)	89,833	(209,409)	(238,286)
Net loss attributable to non-controlling interest	—	70	116
Net income (loss) attributable to Coherus	$89,833	$(209,339)	$(238,170)

Net income (loss) per share attributable to Coherus:
Basic	$1.29	$(3.22)	$(4.48)
Diluted	$1.23	$(3.22)	$(4.48)
Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic	69,679,916	65,034,827	53,133,620
Diluted	73,185,943	65,034,827	53,133,620

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$89,833	$(209,409)	$(238,286)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(276)	468	(120)
Comprehensive income (loss)	89,557	(208,941)	(238,406)
Comprehensive loss attributable to non-controlling interest	—	70	116
Comprehensive income (loss) attributable to Coherus	$89,557	$(208,871)	$(238,290)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated		Total Coherus		Total
			Additional	Other		Stockholders'	Non-	Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity	controlling	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2016	45,808,163	$5	$558,474	$(630)	$(537,322)	$20,527	$(1,173)	$19,354
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	6,220,901	—	131,849	—	—	131,849	—	131,849
Issuance of common stock in connection with private placements, net of underwriters discounts, commissions and offering costs	7,332,220	1	81,190	—	—	81,191	—	81,191
Issuance of common stock upon exercise of stock options	162,978	—	482	—	—	482	—	482
Issuance of common stock upon vesting of restricted stock units ("RSUs")	14,750	—	—	—	—	—	—	—
Issuance of common stock upon 2017 bonus payout	301,455	—	2,668	—	—	2,668	—	2,668
Stock-based compensation expense	—	—	33,397	—	—	33,397	—	33,397
Cumulative translation adjustment	—	—	—	(120)	—	(120)	—	(120)
Distributions to non-controlling interest	—	—	—	—	—	—	(116)	(116)
Net loss attributable to Coherus	—	—	—	—	(238,170)	(238,170)	—	(238,170)
Balances at December 31, 2017	59,840,467	6	808,060	(750)	(775,492)	31,824	(1,289)	30,535
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	7,747,778	1	101,787	—	—	101,788	—	101,788
Issuance of common stock upon exercise of stock options	477,019	—	2,153	—	—	2,153	—	2,153
Issuance of common stock upon vesting of restricted stock units ("RSUs")	61,804	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan ("ESPP")	175,613	—	1,591			1,591		1,591
Stock-based compensation expense	—	—	34,984	—	—	34,984	—	34,984
Cumulative translation adjustment	—	—	—	468	—	468	—	468
Distributions to non-controlling interest	—	—	(2,060)	—	—	(2,060)	(70)	(2,130)
Purchase of the remaining non-controlling interest	—	—	—	—	—	—	1,359	1,359
Net loss attributable to Coherus	—	—	—	—	(209,339)	(209,339)	—	(209,339)
Balances at December 31, 2018	68,302,681	7	946,515	(282)	(984,831)	(38,591)	—	(38,591)
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	761,130	—	8,228	—	—	8,228	—	8,228
Issuance of common stock upon exercise of stock options	863,940	—	5,934	—	—	5,934	—	5,934
Issuance of common stock upon vesting of restricted stock units ("RSUs")	39,765	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan ("ESPP")	289,977	—	3,518	—	—	3,518	—	3,518
Issuance of common stock upon 2018 bonus payout in RSUs	175,054	—	2,165	—	—	2,165	—	2,165

Taxes paid related to net share settlement of bonus payout in RSUs	(65,886)	—	(815)	—	—	(815)	—	(815)
Stock-based compensation expense	—	—	35,218			35,218		35,218
Cumulative translation adjustment	—	—	—	(276)	—	(276)	—	(276)
Net income attributable to Coherus	—	—	—	—	89,833	89,833	—	89,833
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214	$—	$105,214

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$89,833	$(209,409)	$(238,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,259	3,235	3,398
Remeasurement of fair-value contingent consideration	42	(3,230)	(2,260)
Stock-based compensation expense	33,591	34,797	33,397
Non-cash accretion of discount on marketable securities	(165)	(301)	(156)
Non-cash interest expense from amortization of debt discount	2,339	1,484	1,352
Impairment of property and equipment	110	3,861	558
Excess and obsolete inventory	410	—	—
Loss (gain) on disposal of property and equipment	—	—	51
Non-cash bonus payment settled in common stock	—	—	2,668
Non-cash manufacturing postponement fee settled in common stock	—	—	4,125
Non-cash operating lease expense	1,789	—	—
Upfront and milestone expense related to license and collaboration arrangements	11,075	—	—
Changes in operating assets and liabilities:
Trade receivables, net	(141,992)	—	—
Receivables from collaboration and license agreement	—	—	1,859
Inventory	(48,184)	(5,484)	—
Prepaid manufacturing	(672)	7,063	7,788
Other prepaid and current assets	(2,126)	1,146	11,014
Other assets, non-current	(348)	(1)	—
Accounts payable	9,893	(301)	(3,810)
Accounts payable - related parties	—	(233)	(644)
Accrued rebates, fees and reserve	51,120	—	—
Accrued compensation	10,035	8,466	(4,871)
Accrued and other liabilities	10,386	69	(14,079)
Lease liabilities	(2,010)	—	—
Deferred revenue	—	—	(1,562)
Advance payments under license agreements	—	—	(1,070)
Other liabilities, non-current	(30)	(428)	242
Net cash provided by (used in) operating activities	28,355	(159,266)	(200,286)
Investing activities
Purchases of property and equipment	(1,822)	(789)	(4,573)
Purchases of investments in marketable securities	(20,235)	(42,869)	(74,344)
Proceeds from maturities of investments in marketable securities	20,400	43,170	74,500
Upfront and milestone payments related to license and collaboration arrangements	(11,075)	—	—
Purchase of non-controlling interest related to InteKrin Russia	—	(300)	—
Purchase of non-controlling interest related to InteKrin Russia - related party	—	(400)	—
Net cash used in investing activities	(12,732)	(1,188)	(4,417)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	8,153	101,748	131,305
Proceeds from private placement	—	—	75,000
Proceeds from term loan, net of issuance costs	72,955	—	—
Proceeds from issuances of common stock upon exercise of stock options	5,558	2,082	482
Proceeds from purchase under the employee stock puchase plan	3,519	1,591	—
Taxes paid related to net share settlement of bonus payout in RSUs	(815)	—	—
Net cash provided by financing activities	89,370	105,421	206,787
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(276)	468	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	104,717	(54,565)	1,964
Cash, cash equivalents and restricted cash at beginning of period	73,191	127,756	125,792
Cash, cash equivalents and restricted cash at end of period	$177,908	$73,191	$127,756
Supplemental disclosure of cash flow information
Cash paid for interest	$15,263	$8,200	$8,200
Cash paid for income taxes	1,732	—	—

Supplemental disclosures of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	999	272	77
Non-cash non-controlling interest reflected in additional paid in capital	—	1,359	—
Right-of-use assets obtained in exchange for lease obligations	5,267	—	—
Non-cash employee bonuses settled in common stock	1,350	—	2,668
Common stock offering costs in accounts payable and accrued liabilities	—	75	115
Manufacturing services settled in common stock	—	—	6,810

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biotherapeutics company, focused on the global biosimilar market. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of various structural, physicochemical and biological properties, as well as in terms of safety and efficacy. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

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
2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2019: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”) and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Liquidity

As of December 31, 2019, the Company had an accumulated deficit of $895.0 million and cash and cash equivalents of $177.7 million. The Company had $89.8 million in net income for the year ended December 31, 2019. The Company believes that its current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date. The Company may need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, or research and development programs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures reported in the financial statements. Management uses significant judgment when making estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determing the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sale allowances, as well as milestones included in collaboration and license arrangements; related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, valuation and reserves for inventory, clinical trial accruals, contingent consideration, convertible notes valuation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the consolidated balance sheet.

For the years ended December 31, 2019, 2018 and 2017, the foreign exchange gains and losses recorded in other income (expense), net in the consolidated statements of operations were a net gain of $239,000, a net loss of $571,000 and a net gain of $52,000, respectively.

Segment Reporting and Revenue by Geographic Region

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

The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$356,071	$—	$—
Rest of the world	—	—	1,556
Total revenue	$356,071	$—	$1,556

Cash, Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$177,668	$72,356	$126,911
Restricted cash	—	50	60
Restricted cash - non-current	240	785	785
Total cash, cash equivalents and restricted cash	$177,908	$73,191	$127,756

Restricted cash – non-current consists of deposits for a letter of credit that the Company has provided to secure its obligations under certain facility leases.

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of accumulated comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net, based on specific identification method. The Company started investing in marketable securities in 2017. For the years ended December 31, 2019, 2018 and 2017 interest income from marketable securities was $1.6 million, $1.4 million and $0.8 million, respectively.

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

The Company is subject to credit risk from trade receivables related to the product sales in the United States. To date, the Company has not experienced significant losses with respect to the collection of trade receivables. The Company believes that its allowance for doubtful accounts was adequate at December 31, 2019.

The Company entered into a strategic commercial supply agreement with KBI Biopharma (“KBI”) for the supply of UDENYCA®. The Company currently has not engaged back-up suppliers or vendors for this single-sourced service. If KBI is not able to manufacture the supply needed in the quantities and timeframe required, the Company may not be able to supply the product in a timely manner.

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

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of UDENYCA® compared to its forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of goods sold in the consolidated statement of operations.

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

Impairment of Long Lived Assets and Acquired Intangible Asset

The Company reviews long-lived assets, including property and equipment, and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. For the years ended December 31, 2019, 2018 and 2017, the Company recorded an impairment of property and equipment of $0.1 million, $3.9 million and $0.6 million, respectively, in research and development within the statement of operations.

The intangible assets of $2.6 million as of December 31, 2019 and 2018 comprise of acquired in-process research and development (“IPR&D”), which represents the fair value assigned to research and development assets that have not reached technological feasibility. The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2019, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over the estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2019.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, (collectively, the “New Revenue

Standard”) on January 1, 2018 using the modified retrospective method. The Company did not have any active revenue arragements upon adoption of the New Revenue Standards since the collaboration and licensing agreement with Daiichi Sankyo was terminated in July 2017 (See Note 7), therefore, no adjustment to its retained earnings was required.

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

Net Product Revenue

The Company accounts for sales of UDENYCA® under Topic 606 Revenue from Contracts with Customers in 2019. The Company sells UDENYCA® to wholesalers and distributors, (collectively, “Customers”). The Customers then resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for U.S. government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of UDENYCA® to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

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

Other Allowances: The Company pays fees to Customers and GPOs for account management, data management and other administrative services. To the extent that the services received are distinct from the sale of products to the customer, these payments are classified in selling, general and administrative expense in the Company’s consolidated statements of operations, otherwise they are included as a reduction in product revenue.

Collaboration and License Revenue

Prior to the adoption of the New Revenue Standard, the Company recognized revenue in accordance with Accounting Standards Codification Topic 605, revenue was recognized when persuasive evidence of an arrangement existed; transfer of technology had been completed, services had been performed or products had been delivered; the fee was fixed and determinable; and collection was reasonably assured. As such, prior period amounts related to the collaboration and license agreement with Daiichi Sankyo, which terminated in July 2017 (see Note 7), reflects revenue in accordance with the historical accounting under Topic 605.

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

Cost of goods sold for the year ended December 31, 2019, included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory.

Research and Development Expense

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates, clinical trial costs and supplies, laboratory supply costs, certain upfront and milestone payments under the licensing and collaboration agreements and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Third-party costs include costs associated with manufacturing drug candidates, preclinical and clinical support activities. In certain cases, amounts received as reimbursement for research and development activities from the Company’s collaborators are recognized as a reduction in research and development expense when the Company engages in a research and development project, jointly with another party, with both parties incurring costs while actively participating in project activities and sharing costs and potential benefits of the arrangement. Costs incurred under arrangements where the Company provides research services approximate the amount of revenues recorded. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

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

License Agreements

The Company has entered and may continue to enter into license agreements to access and utilize certain technology. To determine whether the licensing transactions should be accounted for as a business combination or as an asset acquisition, the Company makes certain judgments, which include assessing whether the acquired set of activities and assets would meet the definition of a business under the relevant accounting rules.

If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an acquisition of assets and, therefore, any acquired IPR&D that does not have an alternative future use is charged to expense at the acquisition date. To date none of the Company’s license agreements have been considered to be the acquisition of a business.

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $4.5 million, $2.8 million, and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company measures the cost of equity-based service awards based on the grant-date fair value of the award. The compensation cost is recognized as expense on a straight-line basis over the vesting period for options and restricted stock units (“RSU”). The Company accounts for forfeitures as they occur.

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

On January 1, 2019, the Company adopted the ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. Prior to the adoption of ASU No. 2018-07, the Company accounted for equity instruments issued to non-employees using the fair value approach. These equity instruments consisted of stock options, which were valued using the Black-Scholes option-pricing model. Stock-based compensation expense was recognized as the equity instruments were earned. The measurement of stock-based compensation was subject to periodic adjustments as the underlying equity instruments vested.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheet at December 31, 2019 and 2018.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes (see Note 15).

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’

equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) included unrealized gains and losses from available-for-sale marketable securities and foreign currency translation adjustments for the years ended December 31, 2019, 2018 and 2017.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 aims to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, FASB issued additional authoritative guidance, ASU 2018-11, providing companies with an optional prospective transition method. The Company adopted the new standards on January 1, 2019 using the optional prospective transition method and recognized a right-of-use assets of $7.2 and lease liabilities of $9.2 million on the adoption date on its consolidated balance sheet, primarily comprised of facility lease agreements for its corporate headquarters and laboratory facilities in California. The Company elected the package of practical expedients upon transition, which allows it to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the year ended December 31, 2019 are presented under Topic 842, and the results for the year ended December 31, 2018 and other prior period amounts were not adjusted and continue to be reported in accordance with the historical accounting under prior lease guidance, ASC Topic 840: Leases (“Topic 840”). The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases. The Company did not elect to apply the hindsight expedient.

The impact of the adoption of Topic 842 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. The amendments in ASU 2018-07 are effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. The Company’s adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and presented the analysis of changes in stockholders’ equity in its interim financial statements beginning in its March 31, 2019 Form 10-Q. The Company adopted the Securities Act Release No. 33-10532 on January 1, 2019 and such adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

The following are the recent accounting pronouncements that the Company has not yet adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$155,523	$155,523	$—	$—
Restricted cash (money market funds)	240	240	—	—
Total financial assets	$155,763	$155,763	$—	$—
Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,062	$71,062	$—	$—
Restricted cash (money market funds)	835	835	—	—
Total financial assets	$71,897	$71,897	$—	$—
Liabilities:
Contingent consideration	$60	$—	$—	$60

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

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of December 31, 2019 applied a 20% risk-adjusted discount rate to measure present value and also captured an additional 8.0% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized a loss of $42,000 , a gain of $3.2 million and a gain of $2.3 million in other income, net in the consolidated statement of operations, respectively, as a result of the change in the fair value of the Compound Transaction Payment.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2017	$3,290
Change in fair value of the contingent consideration liability	(3,230)
Balance as of December 31, 2018	$60
Change in fair value of the contingent consideration liability	42
Balance as of December 31, 2019	$102

The decrease of $3.2 million in the fair value of the Compound Transaction Payment during the year ended December 31, 2018 was primarily a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 8) is based on an income approach. The estimated fair value was approximately $117.1 million (par value $100.0 million) as of December 31, 2019 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.
4.	Inventory

The Company began capitalizing inventory in November 2018 once the FDA approved UDENYCA®. Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$5,089	$2,851
Work in process	43,446	1,576
Finished goods	6,536	1,244
Total	$55,071	$5,671

Balance sheet classification (in thousands):

	December 31,	December 31,
	2019	2018
Inventory	$9,807	$1,659
Inventory, non-current	45,264	4,012
Total	$55,071	$5,671

Inventory expected to be sold in periods more than twelve months from the balance sheet is classified as inventory, non-current on the consolidated balance sheets. As of December 31, 2019 and 2018, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $8.6 million and $7.9 million on the consolidated balance sheets as of December 31, 2019 and 2018, respectively, includes prepayments of $7.2 million and $6.6 million as of December 31, 2019 and 2018, respectively, made to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months.

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Machinery and equipment	$12,611	$11,505
Computer equipment and software	2,923	1,651
Furniture and fixtures	714	714
Leasehold improvements	4,388	4,364
Construction in progress	1,500	1,463
Total property and equipment	22,136	19,697
Accumulated depreciation and amortization	(16,296)	(13,037)
Property and equipment, net	$5,840	$6,660

Depreciation and amortization expense was $3.3 million, $3.2 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. In the third quarter of 2018, the Company identified an impairment indicator in machinery and equipment and upon further analysis recorded an impairment loss of $3.9 million within research and development expense in the consolidated statement of operations, given the undiscounted future cash flows were less than the carrying amount of the related machinery and equipment. Impairment of property and equipment was $0.1 million, $3.9 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Accrued clinical and manufacturing	$7,106	$3,950
Accrued other	10,152	3,058
Accrued liabilities	$17,258	$7,008

6.	Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $356.1 million during the year ended December 31, 2019. There was no product revenue during the years ended December 31, 2018 or 2017.

Revenue by significant Customer was distributed as follows:

Year Ended
December 31, 2019
Percent of Total
McKesson	42%
AmeriSource-Bergen Corp	33%
Cardinal	23%
Others	2%
Total revenue	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Activity related to 2019 sales	226,901	46,810	70,775	344,486
Payments and customer credits issued	(191,742)	(19,316)	(46,281)	(257,339)
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying consolidated balance sheets.
7.	Collaboration and License Agreements

Bioeq AG

On November 4, 2019, the Company entered into a license agreement with Bioeq IP AG (now Bioeq AG, or “Bioeq”) for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Licensed Products”). Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The agreement’s initial term continues in effect for ten years after the first commercial sale of a Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

Under the agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Licensed Products in the U.S. in accordance with a development and manufacturing plan, and the Company must use commercially reasonable efforts to commercialize the Licensed Products in accordance with a commercialization plan. Additionally, the Company must commit certain pre-launch and post-launch resources to the commercialization of the Licensed Products for a limited time as specified in the agreement.

The Company treated the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations for the year ended December 31, 2019. The Company is obligated to pay Bioeq an aggregate of up to €25 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due.

Daiichi Sankyo

The Company recognized revenue related to the collaboration and license agreement of $1.6 million from Daiichi Sankyo for the year ended December 31, 2017.

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

In June 2015, the Company and Daiichi Sankyo entered into the Memorandum of Understanding No. 3 (the “MOU 3”) in which both parties agreed to cooperate further on a global Phase 3 clinical trial for an open label, safety extension study (“OLSES”) in rheumatoid arthritis. Daiichi Sankyo was responsible for a minimum of 20% of the cost of the clinical trial. The Company also entered into a clinical supply agreement as part of MOU 3 in which the Company supplied finished study drug and study comparator drug for Daiichi Sankyo’s use in the Japanese portion of the product’s clinical trial. Daiichi Sankyo reimbursed these research and development costs in quarterly advance payments, and the Company recognized these advance payments as a reduction in the research and development expense when the research and development activity was performed.

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

On August 9, 2017, the Company and Daiichi Sankyo entered into a letter of agreement, dated July 29, 2017 to terminate the License Agreement, including, any and all MOUs and other agreements executed between the parties relating to CHS-0214. As a result, the Company only recognized MOU cost reimbursement of $4.2 million for the year ended December 31, 2017 as a reduction of research and development expense in its consolidated statements of operations.
8.	Debt Obligations

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

The Convertible Notes contain customary events of default (as defined in the Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the Convertible Notes. These events of default include, among others, certain failures to pay amounts due on the Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions. As of December 31, 2019, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

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

The following table summarizes information about the components of the Convertible Notes as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(3,208)	(4,431)
Convertible Notes	$78,542	$77,319
Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(1,069)	(1,477)
Convertible Notes - related parties	$26,181	$25,773
Total Convertible Notes	$104,723	$103,092

If the Convertible Notes were converted on December 31, 2019, the holders of the Convertible Notes would receive common shares with an aggregate value of $80.5 million based on the Company’s closing stock price of $18.00.

The following table presents the components of interest expense of the Convertible Notes for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stated coupon interest	$6,150	$6,150	$6,150
Accretion of debt discount and debt issuance costs	1,223	1,113	1,014
Interest expense	$7,373	$7,263	$7,164
Stated coupon interest - related parties	$2,050	$2,050	$2,050
Accretion of debt discount and debt issuance costs - related parties	407	371	338
Interest expense - related parties	$2,457	$2,421	$2,388
Total interest expense	$9,830	$9,684	$9,552

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $4.3 million as of December 31, 2019, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 2.25 years. The annual effective interest rate is 9.48% for the Convertible Notes.

Future payments on the Convertible Notes as of December 31, 2019 are as follows (in thousands):

Year ending December 31,
2020	$8,200
2021	8,200
2022	111,050
Total minimum payments	127,450
Less amount representing interest	(18,450)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(4,277)
Net carrying amount of Convertible Notes	$104,723

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

The Borrowings under the Credit Agreement bear interest through maturity at 7.00% per annum plus three month LIBOR (“LIBOR”). The consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019, exceeded $250.0 million, which will result in an interest rate reduction to 6.75% per annum plus LIBOR effective January 1, 2020. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2019, the effective interest rate is 10.7%.

The Company is required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Credit Agreement Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Credit Agreement Closing Date), with the outstanding balance to be repaid on January 7, 2025 the maturity date.

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

The following table summarizes information about the components of the Term Loan (in thousands):

December 31,
2019
Principal amount of the Term Loan	$75,000
Unamortized debt discount and debt issuance costs	(1,337)
Term Loan	$73,663

The following table presents the components of interest expense:

Year Ended
Decemeber 31, 2019
Stated coupon interest	$7,063
Accretion of debt discount and debt issuance costs	709
Interest expense	$7,772

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $4.3 million as of December 31, 2019, will be amortized using the effective rate over the remaining term of the Term Loan of 5.0 years.

Future payments on the Term Loan as of December 31, 2019 are as follows (in thousands):

Year ending December 31,
2020	$7,244
2021	7,224
2022	7,224
2023	39,346
2024 and beyond	47,494
Total minimum payments	108,532
Less amount representing interest	(30,532)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(4,337)
Net carrying amount of Term Loan	$73,663

9.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements for the manufacturing of commercial supply of UDENYCA® with a CMO. Under the terms of the agreements, the Company is contractually obligated to make certain payments to the CMO.

As of December 31, 2019, the Company’s non-cancellable purchase commitment was as follows (in thousands):

Year ending December 31,
2020	$25,011
2021	30,991
2022	8,403
Total obligations	$64,405

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

10.	Leases

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

Certain of the Company’s lease agreements contain lease components (for example, fixed payments such as rent) and non-lease components such as common-area maintenance costs. Both of these types of provisions are accounted for as a single lease component. For such arrangements, there may be variability in future lease payments as the amount of the non-lease components is typically revised from one period to the next. These variable lease payments, which are primarily comprised of common-area maintenance, utilities, and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company within the entire building or building complex, are recognized in the period in which the obligation for those payments is incurred.

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

In October 2019, the Company entered into a new laboratory facility lease (“New Camarillo Lease”) of approximately 25,017 square feet in a new location of Camarillo, California as the current Camarillo lease terminates in June 2020 and December 2020. The New Camarillo Lease provides for certain limited rent abatement and annual scheduled rent increases over the lease term. The lease commences in April 2020 and terminates in May 2027, and contains a one-time option to extend the lease term for five years. The future minimum rental payments for this lease are $1.8 million. The Company has not obtained control over the leased facility as of December 31, 2019, as a result, the right-of-use asset and lease liability related to the new Camarillo lease was not reflected in the consolidated financial statements of the Company as of December 31, 2019.

The balance sheet classification of the lease liabilities was as follows (in thousands):

December 31,
2019
Operating lease liabilities
Other current liabilities	$2,196
Lease liabilities, non-current	10,256
Total operating lease liabilities	$12,452

Cash paid for amounts included in the measurement of the lease liabilities for the year ended December 31, 2019 was $2.7 million, and was included in net cash provided by operating activities in the consolidated statements of cash flows.

As of December 31, 2019, the maturities of the operating lease liabilities were as follows (in thousands):

Operating leases
Years ending December 31,
2020	$3,141
2021	3,173
2022	3,034
2023	3,171
2024	2,614
Total lease payments	15,133
Less imputed interest	(2,681)
Operating lease liabilities	$12,452

As of December 31, 2019, the weighted average remaining lease term was 4.7 years and the weighted average operating discount rate used to determine the operating lease liabilities was 8.2%. Rent expense was $2.4 million, $2.2 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes minimum future rental commitments related to noncancelable operating leases under the prior lease guidance as of December 31, 2018 (in thousands):

Years ending December 31,
2019	$2,660
2020	2,695
2021	2,672
2022	2,518
Total minimum lease payments	$10,545

11.	Stockholders’ Equity

Common Stock Offerings

In January 2016, the Company’s shelf registration statement on Form S-3 (File No. 333-208625) (the “Shelf Registration Statement”) was declared effective by the SEC. As of January 18, 2019, the Company’s Shelf Registration Statement expired.

On October 28, 2016, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000,000, from time to time, through an at-the-market equity offering program under which Cowen acted as its sales agent (the “ATM Offering Program”). Cowen was entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. The Company had no obligation to sell any shares under the Sales Agreement, and could at any time suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to the Company’s Shelf Registration Statement. The Company filed a prospectus supplement, dated October 28, 2016, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In 2018, the Company issued and sold 1,799,504 shares of common stock at a weighted average price of $12.14 per share through its ATM Offering Program and received total gross proceeds of $21.8 million. After deducting commission of $0.7 million and offering expense of $0.1 million, the net proceeds were $21.0 million. In January 2019, the Company issued and sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Program and received total gross proceeds of $8.5 million. After deducting commission of $0.3 million, the net proceeds were $8.2 million. As of January 18, 2019, the Company’s Shelf Registration Statement expired and accordingly the ATM Offering Program was terminated.

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
12.	Stock Option Plans and Stock-Based Compensation

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the closing of the Company’s IPO on November 6, 2014. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares than would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. As of December 31, 2019, the Company had 420,581 shares of common stock available for future issuance.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2019, the Company had 230,795 shares of common stock available for future issuance for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 and 2014 Plans:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price
Balances at December 31, 2018	14,674,553	$14.202
Granted - at fair value	5,328,500	15.137
Exercised	(863,940)	6.869
Forfeited/Cancelled	(1,327,442)	17.630
Balances at December 31, 2019	17,811,671	$14.582

Additional information related to the status of options as of December 31, 2019 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding	17,811,671	$14.582	6.64	$93,797
Options vested and exercisable	10,699,012	$14.456	5.64	$65,412

During the years ended December 31, 2019, 2018 and 2017, the estimated weighted-average grant-date fair value of options granted was $9.52, $7.77 and $11.70 per share, respectively, and the aggregate intrinsic value of options exercised was $10.3 million, $4.9 million and $2.1 million, respectively.

The Company recognized stock-based compensation expenses of $30.0 million, $31.4 million and $29.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to employee stock options. As of December 31, 2019, total unrecognized stock-based compensation expenses related to unvested employee stock options was $56.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

In August 2017, the Compensation Committee of the Company’s board of directors approved the granting of restricted stock units (“RSUs”) to its employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest over two to three years from the applicable grant date, provided the employee remains continuously employed with the Company. The fair value of RSUs is equal to the closing price of our common stock on the applicable grant date of the RSUs.

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Value
Balances at December 31, 2018	44,387	$12.700
RSUs granted	282,804	15.114
RSUs vested	(214,819)	12.457
RSUs cancelled	(7,622)	15.798
Balances at December 31, 2019	104,750	$19.544

The total fair value of RSUs vested was $2.7 million and $1.0 million during the years ended December 31, 2019 and 2018, respectively. The total fair value of RSUs vested during the year ended December 31, 2017 was $2.9 million, which included a $2.7 million bonus payout settled in RSUs. The total estimated grant date fair value of RSUs was $4.3 million and $78,000 during the years ended December 31, 2019 and 2018, respectively. The total estimated grant date fair value of RSUs during the year ended December 31, 2017 was $6.4 million, which included a $4.3 million bonus payout settled in RSUs. The estimated weighted-average grant-date fair value per share of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $15.11, $15.60 and $10.43, respectively.

The Company recognized stock-based compensation expenses related to RSUs of $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, total unrecognized stock-based compensation expenses related to unvested RSUs was $1.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.2 years.

Performance Stock Options (“PSOs”)

In April 2018, the Compensation Committee of the Company’s board of directors approved the granting of performance stock option awards to senior officers. PSOs represent a contingent right to purchase the common stock of the Company upon achievement of specified conditions. The PSOs granted will vest upon the achievement of commercial launch and certain sales goals related to UDENYCA®. The Company recognized stock-based compensation expense of $0.8 million and $0.5 million, and $0 for the years ended December 31, 2019, 2018 and 2017, respectively, related to PSOs.

Nonemployees Stock-Based Compensation

The Company granted 10,000 shares of RSUs and no stock options to purchase shares of common stock to nonemployees during the year ended December 31, 2019. The Company granted 147,500 and 60,000 stock options to purchase shares of common stock to nonemployees during the years ended December 31, 2018 and 2017, respectively. The weighted-average exercise price of the options granted in 2018 and 2017 was $14.32 and $13.47 per share, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense related to options and RSUs granted to nonemployees of $0.7 million, $1.6 million and $1.9 million, respectively. On January 1, 2019, the Company adopted the ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payment to employees, with certain exceptions. Prior to the adoption of ASU No. 2018-07, the Company remeasures the fair value of the unvested nonemployee options at each period using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the options.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 2,316,555 shares of common stock available for future issuance as of December 31, 2019. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of ESPP are on May 16 and November 16. The Company recognized stock-based compensation expenses related to ESPP of $1.3 million, $0.8 million and $80,000 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $0.8 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 4.5 months.

Stock-Based Compensation

The stock-based compensation expense is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of goods sold (1)	$108	$—	$—
Research and development	12,912	15,339	15,104
General and administrative	20,571	19,458	18,293
Stock-based compensation expense	$33,591	$34,797	$33,397

Capitalized stock-based compensation expense into inventory	$1,735	$—	$—

(1)	Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)
Stock options	6.00	6.00	6.00
ESPP	0.50	0.50	0.50
Expected volatility
Stock options	69%	71%	76%
ESPP	61%	71%	68%
Risk-free interest rate
Stock options	2.29%	2.77%	2.01%
ESPP	1.89%	2.40%	1.42%
Expected dividend yield
Stock options	0%	0%	0%
ESPP	0%	0%	0%

Expected Term: The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term. The Company elected to use the “simplified method” for estimating the expected term, which is calculated as the mid-point between the vesting period and the contractual term of the options, as it has limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility: The expected volatility for the year ended December 31, 2019 is based on the Company’s historical stock price volatility. The expected volatility for the years ended December 31, 2018 and 2017 is based on an average historical stock price volatility of industry peers as the Company did not have sufficient trading history for its common stock in those reporting periods.

Risk-Free Interest Rate: The Company based the risk-free interest rate by using an equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model

401(k) Retirement Plan

In 2019, the Company’s Compensation Committee approved the Company’s matching of the employees 401(k) Plan (the 401(k) Plan) whereby eligible employees may elect to contribute up to the lesser of 99% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. During 2019, the Company made matching contributions of 50% of the first $6,000 of each participant’s contributions into the 401(k) Plan. The Company recorded compensation expense related to the match of $0.8 million for the year ended December 31, 2019.

13. Restructuring

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

In connection with the restructuring, the Company recorded aggregate restructuring charges in its consolidated statement of operations of $3.6 million in 2017. The restructuring charges included one-time termination fees and other employee-related costs of $1.0 million and $1.1 million in research and development and selling, general and administrative expenses in the 2017 consolidated statement of operations, respectively. Additionally, non-cash stock-based compensation expense related to the acceleration of stock options and the extension of post-termination stock option exercise periods of $0.3 million and $1.2 million was reflected in research and development and selling, general and administrative expenses in the 2017 consolidated statement of operations, respectively. In the first quarter of 2018, the Company fully settled the $2.1 million of personnel-related restructuring charges, therefore there were no restructuring balances reflected in the Company’s balance sheet as of December 31, 2019 and 2018.

14.	Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$92,584	$(208,843)	$(222,674)
Foreign	190	(496)	(15,496)
Total	$92,774	$(209,339)	$(238,170)

Provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	2,942	—	—
Foreign	—	—	—
Subtotal	$2,942	$—	$—

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Provision for income taxes	$2,942	$—	$—

Income tax provision for the year ended December 31, 2019 of $2.9 million primarily relates to state taxes in jurisidictions outside of California, for which we have a limited operating history. There was no income tax provision for the years ended December 31, 2018 and 2017 due to the Company’s history of losses and valuation of allowances against the deferred tax assets.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.00%	21.00%	34.00%
State taxes, net of federal benefit	1.51	0.16	0.80
Foreign rate differences	(0.04)	(0.05)	(2.21)
Permanent items	(0.64)	0.15	(0.19)
Research and development credit	(4.77)	2.61	2.10
Effect in NOLs due to adoption of ASU 2016-09	—	—	4.55
U.S. Tax Reform tax rate change	—	—	(36.90)
Other	0.55	2.23	(0.21)
Change in valuation allowance	(14.44)	(26.10)	(1.94)
Effective income tax rate	3.17%	—%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$138,663	$168,753
Research and development credits	43,879	39,891
Depreciation and amortization	7,230	7,901
Stock-based compensation	22,807	17,123
Sales related accruals	7,137	—
Other accruals	6,927	3,942
Gross deferred tax assets	226,643	237,610
Right-of-use asset	(2,396)	—
In-process research and development	(589)	(552)
Gross deferred tax liabilities	(2,985)	(552)
Total net deferred tax asset	223,658	237,058
Less valuation allowance	(223,658)	(237,058)
Net deferred tax assets	$—	$—

ASC Topic 740 (“ASC 740”) requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry forward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely (as defined in ASC 740) to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $13.4 million during the year ended December 31, 2019 and increased by $54.6 million and $4.6 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $642.2 million, which will start to expire beginning in 2035, and various state net operating loss carryforwards of approximately $46.3 million, which have various expiration dates beginning in 2031.

As of December 31, 2019, the Company had federal research and development credit carryforwards for federal income tax purposes of approximately $42.9 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $15.1 million, which can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the weight of the negative evidence, which is primarily its history of losses outweighing other positive evidence, the Company has determined that it is more likely than not that its federal net deferred tax assets and certain state net deferred tax assets will not be realized, and therefore, the federal and certain state net deferred tax assets are fully offset by a valuation allowance at December 31, 2019 and 2018. The deferred tax assets were primarily comprised of net operating losses, tax credit carryforwards and stock-based compensation. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization.

The Company files U.S, California and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$18,115	$15,682	$18,682
Additions based on tax positions related to current year	1,206	1,276	3,387
Additions (reductions) for tax positions of prior years	(7,718)	1,157	(6,387)
Balance at end of year	$11,603	$18,115	$15,682

As of December 31, 2019, 2018 and 2017, the Company had approximately $11.6 million, $18.1 million, and $15.7 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next 12 months that impacts the rate for tax positions of prior years.

15.	Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to the Company (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$89,833	$(209,339)	$(238,170)
Denominator:
Weighted-average common shares outstanding	69,679,916	65,034,827	53,133,620
Basic net income (loss) per share attributable to Coherus	$1.29	$(3.22)	$(4.48)
Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$89,833	$(209,339)	$(238,170)
Numerator for diluted net income (loss) per share attributable to Coherus	89,833	(209,339)	(238,170)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	69,679,916	65,034,827	53,133,620
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	3,491,272	—	—
Restricted stock units	14,755	—	—
Denominator for diluted net income (loss) per share attributable to Coherus	73,185,943	65,034,827	53,133,620
Diluted net income (loss) per share attributable to Coherus	$1.23	$(3.22)	$(4.48)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share attributable to Coherus due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018	2017
Stock options, including purchases from contributions to ESPP	10,412,471	14,743,547	11,433,069
Restricted stock units	22,068	44,387	120,377
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871	4,473,871
Total	14,908,410	19,261,805	16,027,317

16.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace Inc. (“Medpace”). As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace as related party in its consolidated financial statements as of March 1, 2018. The Company recognized $1.5 million and $8.2 million during years ended December 31, 2018 and 2017, respectively, for services rendered by Medpace within research and development expense in the consolidated statements of operations.

Recruiting Services

One member of the Company’s board of directors was a partner of a firm that provided recruiting services to the Company. As such, the recruiting services provided were deemed to be related party transactions. As of December 31, 2019 and 2018, there were no such related party balances in the Company’s consolidated balance sheets. The Company recorded in research and development expense in its consolidated statements of operations, $52,000, $130,000 and $17,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for services rendered by the recruiting company. The Company recorded in selling, general and administrative expense in its consolidated statements of operations, $1,000, $181,000 and $62,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for services rendered by the recruiting company.

Convertible Notes — Related Parties

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 8 for related party disclosure).

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

17.	Subsequent Events

On January 13, 2020, Coherus BioSciences, Inc. (the “Company”) entered into a license agreement (the “License Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the License Agreement, Innovent granted to the Company an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. Under the License Agreement, the Company also acquired an option to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Licensed Products”) in the Territory. Subject to the terms of the License Agreement, the Company may exercise its option within 12 months of its receipt of certain regulatory materials from Innovent. Following the Company’s option exercise, Innovent’s biosimilar version of rituximab would be deemed a Licensed Product for all purposes of the License Agreement and Innovent would grant to the Company an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

Innovent will supply the Licensed Products to the Company in accordance with a manufacturing and supply agreement to be executed by the parties. Under the License Agreement, the Company acquired the right to require Innovent to perform technology transfer for the manufacturing of the Licensed Products in the Territory and, upon completion of such technology transfer, the Company will have the exclusive right to manufacture the Licensed Products in the Territory.

The Company will pay Innovent an upfront payment of $5.0 million. Additionally, the Company is obligated to pay Innovent an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option, it would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Licensed Products, it would be required to pay up to $10.0 million for fees related thereto.
18.	Supplementary Data – Quarterly Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for each of the quarters ended December 31, 2019 and 2018:

	2019 Quarter End
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Total revenue	$37,098	$83,433	$111,684	$123,856
Gross profit	34,873	82,832	105,237	116,051
Total operating expenses	53,697	55,940	59,843	78,823
Net income (loss)	(20,004)	23,567	47,043	39,227
Net income (loss) per share attributable to Coherus:
Basic	(0.29)	0.34	0.67	0.56
Diluted	(0.29)	0.32	0.63	0.53
	2018 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$—	$—	$—	$—
Total operating expenses	42,032	44,910	56,972	60,502
Net loss	(44,302)	(43,685)	(58,826)	(62,596)
Net loss attributable to Coherus	(44,297)	(43,638)	(58,808)	(62,596)
Net loss per share attributable to Coherus, basic and diluted	(0.74)	(0.68)	(0.87)	(0.92)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Coherus BioSciences, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2020

Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2019, we implemented certain internal controls in connection with our product launch and our adoption of Topic 842. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2019.

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

	(3)	We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/13/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.3†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.4†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.5	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.6(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.6(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.7(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.8(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.8(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.8(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.8(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.9#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.10#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.11†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.12(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.12(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.12(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.12(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.12(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.13(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.13(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.13(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.13(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

10.14(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.14(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.15	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.16	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.17	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.18	Convertible Note Purchase Agreement, dated as of February 29, 2016, among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto (including the form of Note attached thereto as Exhibit A).	8-K	2/29/2016	10.1

10.19	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	10-Q	5/9/2016	10.2

10.20(a)	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.20(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.20(c)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.20(d)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.21	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.22	Stock Purchase Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc. and V-Sciences Investments Pte Ltd.	8-K	8/22/2017	10.1

10.23	Stock Purchase Agreement, dated as of November 30, 2017, by and between Coherus BioSciences, Inc. and KBI Biopharma, Inc.	8-K	12/5/2017	10.1

10.24	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10Q	11/06/2017	10.2

10.25	Credit Agreement, dated as of January 7, 2019, by and between Coherus Biosciences, Inc. and affiliates of Healthcare Royalty Partners	8-K	1/11/2019	10.1

10.26†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.27	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.28	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.		11/8/2019	10.2

10.29††	License Agreement, dated November 4, 2019, by and between Coherus BioSciences, Inc. and Bioeq IP AG				X

10.30††	License Agreement, dated January 13, 2020, by and between Coherus BioSciences, Inc. and Innovent Biologics (Suzhou) Co., Ltd.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in the signature page to this Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
††

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment or pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: February 27, 2020	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer (Principal Executive Officer)

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

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	February 27, 2020

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	February 27, 2020

/s/ Samuel R. Nussbaum Samuel R. Nussbaum, M.D.	Director	February 27, 2020

/s/ Christos Richards Christos Richards	Director	February 27, 2020

/s/ Ali J. Satvat Ali J. Satvat	Director	February 27, 2020

/s/ Mary T. Szela Mary T. Szela	Director	February 27, 2020

/s/ Mats Wahlström Mats Wahlström	Director	February 27, 2020