Form 10-Q
period 2020-03-31
Coherus BioSciences, Inc.
filed 2020-05-07
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of April 30, 2020, 70,912,622 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	whether we will be able to commercialize UDENYCA® directly or through partners in Europe;

●	our ability to continue to build the sales and marketing infrastructure for UDENYCA®;

●	our expectations regarding our agreement with Innovent, including our ability to develop and commercialize its bevacizumab (Avastin®) and rituximab (Rituxan®) biosimilar candidates in the United States and Canada, our anticipated three-way pharmacokinetic study and additional analytical similarity characterizations and our plans to submit a BLA for a bevacizumab biosimilar product candidate to the U.S. Food and Drug Administration (“FDA”);

●	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-131 (our therapeutic small molecule candidate);

●	whether our partner, Bioeq AG (“Bioeq”), will be able to file a 351(k) biologics license application (“BLA”) and obtain regulatory approval for Bioeq’s biosimilar candidate for ranibizumab (Lucentis), in the United States and we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon approval;

●	whether additional trials will be required to support domestic or global regulatory approvals for CHS-1420;

●	whether we will be able to continue the preclinical development for CHS-2020 (our aflibercept (Eylea) biosimilar candidate);

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our expectation that our capital resources will be sufficient to fund our operations for at least the next 12 months;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the U.S. government’s policy mandating healthcare insurance coverage for pre-existing conditions will continue for the foreseeable future and will increase demand for high-quality biosimilars;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Enbrel, Lucentis and Eylea;

●	our financial performance, including, but not limited to, maintaining profitability for the future, as well as the 2020 and future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2020	2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$193,252	$177,668
Trade receivables, net	167,450	141,992
Inventory	16,436	9,807
Prepaid manufacturing	11,678	8,578
Other prepaid and other assets	6,367	4,964
Total current assets	395,183	343,009
Property and equipment, net	6,832	5,840
Inventory, non-current	48,632	45,264
Operating lease right-of-use assets	11,527	10,649
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	440	240
Other assets, non-current	362	362
Total assets	$466,539	$408,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,485	$25,985
Accrued rebates, fees and reserve	66,157	51,120
Accrued compensation	10,400	18,410
Accrued liabilities	19,520	17,258
Other current liabilities	2,449	2,196
Total current liabilities	119,011	114,969
Contingent consideration, non-current	102	102
Convertible notes	78,866	78,542
Convertible notes - related parties	26,289	26,181
Term loan	73,858	73,663
Lease liabilities, non-current	11,138	10,256
Total liabilities	309,264	303,713
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	1,016,644	1,000,763
Accumulated other comprehensive loss	50	(558)
Accumulated deficit	(859,426)	(894,998)
Total stockholders' equity	157,275	105,214
Total liabilities and stockholders’ equity	$466,539	$408,927
(1)	The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Net product revenue	$116,180	$37,098
Operating expenses:
Cost of goods sold	6,855	2,225
Research and development	33,107	18,789
Selling, general and administrative	35,350	32,683
Total operating expenses	75,312	53,697
Income (loss) from operations	40,868	(16,599)
Interest expense (includes related party of $620 and $610 for the three months ended March 31, 2020 and 2019, respectively)	(4,431)	(4,216)
Other income, net	68	811
Net income (loss) before income taxes	36,505	(20,004)
Income tax provision	933	—
Net income (loss)	$35,572	$(20,004)

Net income (loss) per share:
Basic	$0.50	$(0.29)
Diluted	$0.48	$(0.29)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	70,662,185	69,140,697
Diluted	74,416,554	69,140,697

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$35,572	$(20,004)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	608	(136)
Comprehensive income (loss)	$36,180	$(20,140)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214
Issuance of common stock upon exercise of stock options	421,850	—	4,438	—	—	4,438
Issuance of common stock upon vesting of restricted stock units (RSUs)	10,000	—	—	—	—	—
Issuance of common stock upon 2019 bonus payout	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Stock-based compensation expense	—	—	9,945	—	—	9,945
Cumulative translation adjustment	—	—	—	608	—	608
Net income	—	—	—	—	35,572	35,572
Balances at March 31, 2020	70,882,994	$7	$1,016,644	$50	$(859,426)	$157,275

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Issuance of common stock in connection with common stock offerings, net	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	143,523	—	825	—	—	825
Issuance of common stock upon vesting of restricted stock units (RSUs)	22,195	—	—	—	—	—
Issuance of common stock upon 2018 bonus payout	109,168	—	1,350	—	—	1,350
Stock-based compensation expense	—	—	9,813	—	—	9,813
Cumulative translation adjustment	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(20,004)	(20,004)
Balances at March 31, 2019	69,338,697	$7	$966,731	$(418)	$(1,004,835)	$(38,515)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income (loss)	$35,572	$(20,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	607	691
Stock-based compensation expense	9,555	9,494
Non-cash interest expense from amortization of debt discount	627	547
Excess and obsolete inventory	—	410
Other non-cash adjustments	636	(50)
Non-cash operating lease expense	510	405
Changes in operating assets and liabilities:
Trade receivables, net	(25,626)	(46,476)
Inventory	(9,608)	(6,432)
Prepaid manufacturing	(3,100)	(343)
Other prepaid and current assets	(1,788)	(2,799)
Accounts payable	(4,959)	(3,964)
Accrued rebates, fees and reserve	15,037	11,945
Accrued compensation	(5,632)	(1,898)
Accrued and other liabilities	2,135	2,027
Lease liabilities	(489)	(506)
Other liabilities, non-current	—	(30)
Net cash provided by (used in) operating activities	13,477	(56,983)
Investing activities
Purchases of property and equipment	(1,783)	(335)
Proceeds from disposal of property and equipment	167	—
Purchases of investments in marketable securities	—	(14,864)
Net cash used in investing activities	(1,616)	(15,199)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	—	8,153
Proceeds from term loan, net of issuance costs	—	72,876
Proceeds from issuance of common stock upon exercise of stock options	4,803	448
Taxes paid related to net share settlement of bonus payout in RSUs	(880)	—
Net cash provided by financing activities	3,923	81,477
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(136)
Net increase in cash, cash equivalents and restricted cash	15,784	9,159
Cash, cash equivalents and restricted cash at beginning of period	177,908	73,191
Cash, cash equivalents and restricted cash at end of period	$193,692	$82,350
Supplemental disclosure of cash flow information
Unpaid upfront license fee to Innovent included in Accounts Payable as of March 31, 2020	$5,000	$—
Non-cash bonus payment settled in common stock	1,498	1,350
Right-of-use assets obtained in exchange for lease obligations related to operating leases	1,388	—
Right-of-use assets obtained in exchange for lease obligations related to finance leases	257	—

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, our” or “us”) is a commercial-stage biotherapeutics company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s biosimilar pipeline comprises of five  biosimilar drugs, CHS-1420 (an adalimumab (Humira®) biosimilar), CHS-2020 (an aflibercept (Eylea®) biosimilar), CHS-0214 (an etanercept (Enbrel®) biosimilar), a ranibizumab (Lucentis®) biosimilar in-licensed for U.S. commercial rights from Bioeq AG, and a bevacizumab (Avastin®) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd.

The Company commercializes UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

Liquidity

As of March 31, 2020, the Company had an accumulated deficit of $859.4 million and cash and cash equivalents of $193.3 million. The Company had $35.6 million in net income for the three months ended March 31, 2020. The Company believes that its current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date. The Company may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials or research and development programs.

2.       Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of March 31, 2020: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$193,252	$81,515
Restricted cash	—	50
Restricted cash - non-current	440	785
Total cash, cash equivalents and restricted cash	$193,692	$82,350

Restricted cash – non-current consists of deposits for letter of credits that the Company has provided to secure its obligations under certain facility and other leases.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2020.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2020:

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. The Company is exposed to credit losses primarily through receivables from customers. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. The Company adopted this accounting standard as of January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. The Company adopted this accounting standard as of January 1, 2020. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$190,981	$190,981	$—	$—
Restricted cash (money market funds)	440	440	—	—
Total financial assets	$191,421	$191,421	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$155,523	$155,523	$—	$—
Restricted cash (money market funds)	240	240	—	—
Total financial assets	$155,763	$155,763	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Convertible Notes

The estimated fair value of the 8.2% Convertible Senior Notes due in March 2022, which the Company issued on February 29, 2016 (see Note 8) is based on an income approach. The estimated fair value was approximately $102.0 million (par value $100.0 million) as of March 31, 2020 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

Term Loan

The principal amount outstanding under the Company’s Term Loan (as defined below) of $75 million as of March 31, 2020 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value. Refer to Note 8 for the carrying amount of the Term Loan.

4.           Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw Materials	$5,674	$5,089
Work in process	47,969	43,446
Finished goods	11,425	6,536
Total	$65,068	$55,071

Balance sheet classifications (in thousands):

	March 31,	December 31,
	2020	2019
Inventory	$16,436	$9,807
Inventory, non-current	48,632	45,264
Total	$65,068	$55,071

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the balance sheet. As of March 31, 2020 and December 31, 2019, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $11.7 million and $8.6 million on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively, includes prepayments of $10.7 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively, made to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$12,721	$12,611
Computer equipment and software	3,382	2,923
Furniture and fixtures	714	714
Leasehold improvements	4,388	4,388
Finance lease right of use assets	255	—
Construction in progress	2,133	1,500
Total property and equipment	23,593	22,136
Accumulated depreciation and amortization	(16,761)	(16,296)
Property and equipment, net	$6,832	$5,840

Depreciation and amortization expense was $607,000 and $691,000 for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical and manufacturing	$8,690	$7,106
Accrued other	10,830	10,152
Accrued liabilities	$19,520	$17,258

6.        Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $116.2 million and $37.1 million during the three months ended March 31, 2020 and 2019, respectively.

Revenue by significant Customer was distributed as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	Percent of Total	Percent of Total
McKesson	41%	44%
AmeriSource-Bergen Corp	35%	34%
Cardinal	22%	19%
Others	2%	3%
Total revenue	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Three months ended March 31, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	102,652	29,456	29,384	161,492
Prior period	152	4,937	(4,051)	1,038
Payments and customer credits issued	(105,612)	(20,240)	(24,646)	(150,498)
Balance at March 31, 2020	$32,351	$41,647	$25,181	$99,179

	Three months ended March 31, 2019
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Provision related to current period sales	17,513	5,165	8,046	30,724
Payments and customer credits issued	(2,113)	—	(911)	(3,024)
Balance at March 31, 2019	$15,400	$5,165	$7,135	$27,700

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying condensed consolidated balance sheets.

7. License Agreements

Bioeq AG

On November 4, 2019, the Company entered into a license agreement with Bioeq IP AG (now Bioeq AG, or “Bioeq”) for the commercialization of a biosimilar version of ranibizumab (Lucentis®) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

Under the agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and the Company must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, the Company must commit certain pre-launch and post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million) in the fourth quarter of 2019. The Company is obligated to pay Bioeq an aggregate of up to €25 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of March 31, 2020 and December 31, 2019, the Company did not have any outstanding obligations for milestones and royalties to Bioeq.

Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, the Company entered into a license agreement (the “License Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the License Agreement, Innovent granted to the Company an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. Under the License Agreement, the Company also acquired an option to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory. Subject to the terms of the License Agreement, the Company may exercise its option within 12 months of its receipt of certain regulatory materials from Innovent. Following the Company’s option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product for all purposes of the License Agreement and Innovent would grant to the Company an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

Innovent will supply the Innovent Licensed Products to the Company in accordance with a manufacturing and supply agreement to be executed by the parties. Under the License Agreement, the Company acquired the right to require Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products in the Territory and, upon completion of such technology transfer, the Company will have the exclusive right to manufacture the Innovent Licensed Products in the Territory.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company is obligated to pay Innovent an upfront payment of $5.0 million under the license agreement. This upfront payment was recorded as research and development expense for the three months ended March 31, 2020 and was included in current liabilities as of March 31, 2020 in the condensed consolidated balance sheet. Additionally, the Company is obligated to pay Innovent an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option, it would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee or manufacturing technology transfer fee will be incurred or when royalties are due.

8.       Convertible Notes and Term Loan

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

The Convertible Notes contain customary negative covenants and events of default (as defined in the Note Purchase Agreement (as defined below)), the occurrence of which could result in the acceleration of all amounts due under the Convertible Note. As of March 31, 2020, the Company was in full compliance with these covenants and there were no events of default under the Convertible Notes.

The Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The following table summarizes information about the components of the Convertible Notes (in thousands):

	March 31,	December 31,
	2020	2019
Principal amount of the Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(2,884)	(3,208)
Convertible Notes	$78,866	$78,542
Principal amount of the Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(961)	(1,069)
Convertible Notes - related parties	$26,289	$26,181
Total Convertible Notes	$105,155	$104,723

If the Convertible Notes were to be converted on March 31, 2020, the holders of the Convertible Notes would receive common shares with an aggregate value of $72.6 million based on the Company’s closing stock price of $16.22.

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stated coupon interest	$1,538	$1,538
Accretion of debt discount and debt issuance costs	324	295
Interest expense	$1,862	$1,833
Stated coupon interest - related parties	$512	$512
Accretion of debt discount and debt issuance costs - related parties	108	98
Interest expense - related parties	$620	$610
Total interest expense	$2,482	$2,443

The remaining unamortized debt discount and debt offering costs related to the Company’s Convertible Notes of approximately $3.8 million as of March 31, 2020, will be amortized using the effective interest rate over the remaining term of the Convertible Notes of 2.0 years. The annual effective interest rate is 9.48% for the Convertible Notes.

Future payments on the Convertible Notes as of March 31, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$6,150
2021	8,200
2022	111,050
Total minimum payments	125,400
Less amount representing interest	(16,400)
Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on Convertible Notes	(3,845)
Net carrying amount of Convertible Notes	$105,155

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR. Pursuant to the terms of the Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019 were in excess of $250.0 million. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2020, the effective interest rate is 10.47%.

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

The following table summarizes information about the components of the Term Loan (in thousands):

	March 31,	December 31,
	2020	2019
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(1,142)	(1,337)
Term Loan	$73,858	$73,663

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stated coupon interest	$1,754	$1,620
Accretion of debt discount and debt issuance costs	195	152
Interest expense	$1,949	$1,772

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $4.1 million as of March 31, 2020, will be amortized using the effective rate over the remaining term of the Term Loan of 4.75 years.

Future payments on the Term Loan as of March 31, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$5,299
2021	7,034
2022	7,034
2023	39,187
2024	36,072
2025	11,349
Total minimum payments	105,975
Less amount representing interest	(27,975)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(4,142)
Net carrying amount of Term Loan	$73,858

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of March 31, 2020, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2020	$20,731
2021	28,760
2022	8,403
2023	600
Total obligations	$58,494

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

10.        Leases

In July 2015, the Company entered into the office space for its corporate headquarters in Redwood City, California under an operating lease agreement, which has been subject to amendments to secure additional space such that the total headquarters leased space is approximately 47,789 square feet. The Lease Agreement, provides for certain limited rent abatement and contains annual scheduled rent increases over the lease term. The lease terminates in September 2024 and contains a one-time option to extend the lease term for five years.

The Company also leases laboratory facilities in Camarillo, California. In October 2019, the Company entered into a new laboratory facility lease (“New Camarillo Lease”) of approximately 25,017 square feet in a new location in Camarillo, California as the current Camarillo leases terminate in June 2020 and December 2020. The New Camarillo Lease provides for certain limited rent abatement and annual scheduled rent increases over the lease term. The lease commenced in January 2020 and terminates in May 2027, and contains a one-time option to extend the lease term for five years.

The Company determined that the above facility leases were operating leases. The options to extend the lease terms for these leases were not included as part of the right-of-use asset or lease liability as the Company was not reasonably certain it would exercise those options.

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases six vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases. As of March 31, 2020 the Company has a commitment to lease 31 additional vehicles which have not yet been delivered to the Company and as a result, the right-of-use asset and lease liability related to those undelivered vehicles was not reflected in the condensed consolidated financial statements of the Company as of March 31, 2020. The future minimum lease payments for the undelivered vehicles are $1.2 million as of March 31, 2020.

In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available on January 1, 2019 (adoption date of ASC 842) for the leases that commenced prior to that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

The supplemental information related to Company’s leases is as follows (in thousands):

		March 31,	December 31,
Assets	Balance Sheet Classification	2020	2019
Operating lease	Operating lease right-of-use assets	$11,527	$10,649
Finance lease	Property and equipment, net	255	—
Total leased assets		$11,782	$10,649

		March 31,	December 31,
Liabilities	Balance Sheet Classification	2020	2019
Operating lease liabilities, current	Other current liabilities	$2,365	$2,196
Operating lease liabilities, non-current	Lease liabilities, non-current	10,964	10,256
Total operating lease liabilities		$13,329	$12,452

Finance lease liabilities, current	Other current liabilities	$84	$—
Finance lease liabilities, non-current	Lease liabilities, non-current	174	—
Total finance lease liabilities		$258	$0

Operating lease costs were $0.8 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of the operating lease liabilities for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.7 million, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the maturities of the operating and finance lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases	Finance leases
Remainder of 2020	$2,453	$74
2021	3,425	91
2022	3,293	91
2023	3,438	25
2024	2,889	—
2025 and beyond	700	—
Total lease payments	16,198	281
Less imputed interest	(2,869)	(23)
Operating lease liabilities	$13,329	$258

As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 4.8 years and 4.7 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.1% and 8.2% as of March 31, 2020 and December 31, 2019, respectively. The weighted average remaining lease term for finance leases was 3.0 years as of March 31, 2020. The weighted average discount rate used to determine the finance lease liabilities was 6.0% as of March 31, 2020.

11.       Common Stock and Stock-Based Compensation

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

In the first quarter of 2019, the Company sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total gross proceeds of $8.5 million. After deducting commission and offering expenses of $0.3 million, the net proceeds were $8.2 million. Following such sales, the ATM Offering Program terminated as all shares authorized thereunder had been sold.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of goods sold (1)	$45	$—
Research and development	3,590	3,658
Selling, general and administrative	5,920	5,836
	$9,555	$9,494

Capitalized stock-based compensation expense into inventory	$434	$319

(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

12.      Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes.

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Basic net income (loss) per share
Numerator:
Net income (loss)	$35,572	$(20,004)
Denominator:
Weighted-average common shares outstanding	70,662,185	69,140,697
Basic net income (loss) per share	$0.50	$(0.29)
Diluted net income (loss) per share
Numerator:
Net income (loss)	$35,572	$(20,004)
Denominator:
Denominator for basic net income (loss) per share	70,662,185	69,140,697
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	3,666,137	—
Restricted stock units	88,232	—
Denominator for diluted net income (loss) per share	74,416,554	69,140,697
Diluted net income (loss) per share	$0.48	$(0.29)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2020	2019
Stock options, including purchases from contributions to ESPP	8,862,891	17,767,454
Restricted stock units	4,135	28,975
Shares issuable upon conversion of Convertible Notes	4,473,871	4,473,871
Total	13,340,897	22,270,300

13.      Income Taxes

For the three months ended March 31, 2020, the Company recorded income tax provision of $0.9 million which is comprised of state taxes in jurisdictions outside of California for which the Company has a limited operating history. There was no income tax provision for the three months ended March 31, 2019. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period in accordance with ASC 740-270. The income tax provision for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against the Company’s federal deferred tax assets, which reduced the Company’s net tax expense. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses.

CoronaVirus Aid, Relief and Economic Security Act

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense deduction and net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not expect the CARES Act to have a material impact on the Company’s financial statements.

14.      Related Party Transactions

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (some companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 8 for related party disclosure).

15.      Subsequent Event

Convertible Senior Subordinated Notes Financing and Capped Call Transactions

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to the Company’s designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted.

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

In connection with the pricing of the 2026 Convertible Notes, the Company entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The net proceeds from the offering was approximately $222.4 million, net of the initial purchasers’ discounts and commissions and estimated offering expenses. The Company used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

Note Purchase Agreement Amendment

On April 13, 2020, the Company entered into an amendment (the “Second Amendment”) to the Convertible Note Purchase Agreement, dated as of February 29, 2016, among the Company, HealthCare Royalty Partners III, L.P. (“HCR”), MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an investor, and certain subsidiaries of the Company as guarantors, as amended (the “Note Purchase Agreement”), which amended the definition of Restricted Payment to exclude any payment (including a premium) to a counterparty under a Permitted Bond Hedge Transaction. The Second Amendment also added to the Note Purchase Agreement a definition of Permitted Bond Hedge Transaction, with such definition including any capped call option (or substantively equivalent derivative transaction) relating to the Company’s common stock purchased by it in connection with any issuance of indebtedness or convertible indebtedness.

Credit Agreement Amendment

On April 13, 2020, the Company entered into an amendment (the “Credit Agreement Amendment”) to the credit agreement, dated as of January 7, 2019, with HCR and certain of its affiliates (the “Credit Agreement”), which amended the Credit Agreement’s indebtedness covenant such that the Company could incur Convertible Bond Indebtedness (as defined in the Credit Agreement) in an amount not to exceed the greater of $230.0 million or 20% of the Company’s market capitalization.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on February 27, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

We initiated U.S. sales of UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor in January 2019.

Our pipeline includes the following product candidates:

●	Bevacizumab (Avastin®) Biosimilar and Option to License Rituximab (Rituxan®) Biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”, and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, which is the prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory.

We anticipate performing a three-way pharmacokinetic (“PK”) study using Avastin® drug articles from the United States, China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to submitting a BLA for a biosimilar product candidate, or a 351(k) BLA, with the FDA.

●	Ranibizumab (Lucentis®) Biosimilar. On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”, and with respect to the license agreement, the “Bioeq Agreement”) for the commercialization of a biosimilar version of ranibizumab (Lucentis®) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States.

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as Lucentis® (ranibizumab) and met its primary endpoint in a wet age-related macular degeneration (“wet AMD”) Phase

3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA has requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. We believe that it will take approximately four months to generate this additional data to comply with the FDA’s request. As a result, Bioeq has decided to withdraw its 351(k) BLA for this candidate, provide the requested data and resubmit the application thereafter. We anticipate that such withdrawal and resubmission may delay the potential approval of a BLA for the Bioeq ranibizumab biosimilar candidate. We anticipate that Bioeq will be submitting a 351(k) BLA for their ranibizumab biosimilar candidate in the second half of 2020.

We believe the Bioeq Agreement will help us avoid the time and cost to develop our own ranibizumab (Lucentis®) biosimilar (formerly CHS-3351), and will allow us to leverage the commercial infrastructure and relationships deployed for UDENYCA® and establish a new commercial therapeutic franchise with CHS-2020, thereby diversifying our sources of revenue.

●	CHS-1420 (our adalimumab (Humira®) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira®) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017. We anticipate that additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the 351(k) BLA submission in a manner to be able to launch CHS-1420 in the United States on or after July 1, 2023. We anticipate submitting a 351(k) BLA for CHS-1420 in the second half of 2020. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (‘‘AbbVie’’) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.
●	CHS-0214 (our etanercept (Enbrel®) biosimilar candidate). We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. Assuming these patents are valid and enforceable until expiration, and that we are unable to obtain a license to them, we do not expect to commercialize CHS-0214 in the United States prior to their expiration or invalidation.
●	CHS-2020 (our aflibercept (Eylea®) biosimilar candidate). CHS-2020 is in preclinical development. We have evaluated the amino acid sequence of CHS-2020 and observed that it was identical to the protein in the reference product, Eylea. We have completed certain preclinical activities for CHS-2020, such as process development and preliminary biosimilarity exercises, and initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply. We anticipate starting a Phase 3 study for CHS-2020 in 2021, and if this study meets its primary endpoint and the FDA approves, we project a commercial launch of CHS-2020 in 2025.
●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate under development for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In June 2019, we opened an investigational new drug application with the FDA for CHS-131 and we initiated a clinical program for CHS-131 in the third quarter of 2019.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% Convertible Senior Notes due in March 2022 (the “2022 Convertible Notes”). These 2022 Convertible Notes require quarterly interest distributions at a fixed coupon rate of 8.2% until maturity, redemption or conversion, which will be no later than March 31, 2022. If we fail to satisfy certain registration or reporting requirements, then additional interest will accrue on the 2022 Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The holders of the 2022 Convertible Notes are Healthcare Royalty Partners III, L.P. and three of its related entities, which hold $75.0 million in aggregate principal amount, and three related party investors, KKR Biosimilar L.P., which holds $20.0 million, MX II Associates LLC, which holds $4.0 million, and KMG Capital Partners, LLC, which holds $1.0 million. The 2022 Convertible Notes are convertible into shares of common stock at an initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.35 per share of common stock, representing a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the 2022 Convertible Notes were issued), subject to adjustment in certain events. Upon conversion of the 2022 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. After March 31, 2020, the full amount of the 2022 Convertible Notes not previously converted are redeemable for cash at our option if the last reported sale price per share of our common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which we send notice of such redemption to the holders of the 2022 Convertible Notes. At maturity or redemption, if not earlier converted, we will pay 109% of the principal amount of the 2022 Convertible Notes, together with accrued and unpaid interest, in cash. In April 2020, we amended the 2022 Convertible Notes purchase agreement in connection with the issuance and sale of our 2026 Convertible Notes (as defined below).

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we offered and sold our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent in our ATM Offering Program. In the first quarter of 2019, we sold 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. Following such sales, the ATM Offering Program terminated as all shares authorized thereunder had been sold.

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus LIBOR (customarily defined). Pursuant to the terms of the Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, were in excess of $250.0 million. Interest is payable quarterly in arrears.

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

The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable. In April 2020, we amended the Term Loan in connection with the issuance and sale of our 2026 Convertible Notes.

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not be redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering was approximately $222.4 million, net of the initial purchasers’ discounts and commissions and estimated offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

COVID-19 Update

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors ”. These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta®’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. We expect our sales to decrease in the second quarter of 2020 as a result of the COVID-19 pandemic.

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and our convertible notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of your notes and our common stock.

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $116.2 million and $37.1 million during the three months ended March 31, 2020 and 2019, respectively.

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

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track only the external research and development costs incurred for each of our product candidates. Our external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations (“CMOs”), and related costs associated with release and stability testing;

●	costs associated with manufacturing process development activities; and
●	certain upfront and milestone payments related to licensing agreements.

Internal costs are associated with activities performed by our research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated, internal research and development costs consist primarily of:

●	personnel-related expense, which include salaries, benefits and stock-based compensation; and
●	facilities and other allocated expense, which include direct and allocated expense for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment and laboratory and other supplies.

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. For the second quarter of 2020, we expect our research and development expense to be similar or slightly higher than the first quarter of 2020 as our late-stage product candidates progress through the regulatory approval process and we prepare for commercialization by increasing manufacturing activities, which are expensed as research and development costs. We anticipate that our research and development expense will increase in the second half of 2020 as a result of initiating manufacturing for CHS-2020 clinical lots and performing certain activities associated with the planned submission of a BLA for CHS-1420 and as the milestone payments under our license agreements become due.

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

Significant Transactions

License Agreement with Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, we entered into the Innovent Agreement. Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. We also acquired an option for twelve months to develop and commercialize Innovent’s rituximab Licensed Product in the Territory. Subject to the terms of the Innovent Agreement, we may exercise our option within 12 months of receiving certain regulatory materials from Innovent. Following our option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product and Innovent would grant us an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We are obligated to pay Innovent an upfront payment of $5.0 million under the license agreement. This upfront payment was recorded as research and development expense for the three months ended March 31, 2020 and was included in other current liabilities as of March 31, 2020 in the condensed consolidated balance sheet. Additionally, we are obligated to pay Innovent an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if we exercise the option, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. We will share a percentage of net sales of Licensed Products with Innovent in the mid-teens to low twenty percent range. If we exercises the option, we would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the Innovent Agreement, if we request Innovent to perform technology transfer for the manufacturing of the Licensed Products, we would be required to pay up to $10.0 million for fees related thereto.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee or manufacturing technology transfer fee will be incurred or when royalties are due

For the bevacizumab Licensed Product, the initial term continues in effect for ten years after the effective date of the Innovent Agreement, and thereafter renews for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. For the rituximab Licensed Product, the initial term would continue in effect for ten years after the effective date of the option effective date and thereafter would renew for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. Either party may terminate the Innovent Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Innovent may terminate the Innovent Agreement if we undergo a change of control with a competitor of Innovent and does not assign the Innovent Agreement to a third party within a certain period of time. On an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement based on certain market conditions beginning 12 months after the first commercial sale of such Innovent Licensed Product with 18 months advance written notice. Also on an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of such Innovent Licensed Product in the United States, if we receive certain adverse regulatory feedback from the FDA for such Innovent Licensed Product, or if we receive written FDA meeting minutes indicating that the FDA recommends an additional Phase 3 clinical trial efficacy comparability study to support the regulatory approval of such Innovent Licensed Product in the United States. The bevacizumab Licensed Product demonstrated PK bioequivalence and showed equivalent clinical efficacy to Avastin® (bevacizumab) in a non-small cell lung carcinoma Phase 3 study.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 27, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,
	2020	2019	Change

Revenue:
Net product revenue	$116,180	$37,098	$79,082

Net product revenue for the three months ended March 31, 2020 and 2019 was $116.2 million and $37.1 million, respectively. The increase was primarily due to an increase in the number of units of UDENYCA® sold, which was partially offset by an increase in discounts and allowances incurred during the three months ended March 31, 2020. The increase in UDENYCA® sales volume reflects the continued growth of the product following the commercial launch in January 2019. We expect our sales to decrease for the second quarter of 2020 as a result of the COVID-19 pandemic, and increase in the second half of 2020 assuming the adverse effects caused by the COVID-19 pandemic have diminished.

Cost of goods sold

	Three Months Ended
	March 31,
	2020	2019	Change

Cost of goods sold	$6,855	$2,225	$4,630
Gross margin	94%	94%	—%

The cost of goods sold was $6.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.  Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years.  A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred.  The costs associated with this inventory were approximately $19.4 million and $24.9 million at March 31, 2020 and December 31, 2019, respectively, with estimated associated sales value of approximately $342.9 million and $432.4 million, respectively, based on our current average net selling price for the three months ended March 31, 2020. During the three months ended March 31, 2020 and 2019, the cost basis of product sold that was expensed prior to approval, was approximately $5.6 million and $1.9 million, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a corresponding decrease in gross margin during such period. We expect to utilize the inventory expensed prior to approval of UDENYCA® by the first quarter of 2021.  Subsequent to using our entire zero cost inventory, we estimate cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage, including the mid-single digit royalty cost on net product revenue.

Cost of goods sold for the three months ended March 31, 2019 included a write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations and $0.4 million due to the write-off of excess and obsolete inventory. We expect our gross margin to moderately decrease during the remainder of 2020 as a result of decreasing net revenue per unit sold in response to competitive pressure.

Research and Development Expense

	Three Months Ended
	March 31,
	2020	2019	Change

Research and development	$33,107	$18,789	$14,318

Research and development expense for the three months ended March 31, 2020 was $33.1 million compared to $18.8 million for the same period in 2019, an increase of $14.3 million. The increase in research and development expense was primarily due to the following:

●	an upfront payment of $5.0 million pursuant to the Innovent Agreement in January 2020;
●	an increase of $4.7 million in costs for CHS-1420 related to the preparation of our planned BLA submission for CHS-1420 and activities related to inspection readiness;
●	an increase of $2.6 million in costs related to the development of our other biosimilar product candidates as we continue to advance our preclinical stage pipeline; and
●	an increase of $2.4 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs.

We expect our research and development expense to increase during the remainder of 2020 as our product candidates advance through clinical development or the regulatory approval process and as the milestone payments under our license agreements become due.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
	2020	2019	Change

Selling, general and administrative	$35,350	$32,683	$2,667

Selling, general and administrative expense for the three months ended March 31, 2020 was $35.4 million compared to $32.7 million for the same period in 2019, an increase of $2.7 million. The increase in selling, general and administrative expense was primarily due to the following:

●	an increase of $4.3 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions to support the continued growth in UDENYCA® sales; and
●	an increase of $1.9 million in commercial and marketing initiatives for UDENYCA®.

The increase in selling, general and administrative expense for the three months ended March 31, 2020 was partially offset by a decrease of $4.5 million in legal costs primarily due to entering into a legal settlement with Amgen in May 2019.

We expect selling, general and administrative expense to stay relatively constant during the remainder of 2020.

Income Tax Provision

	Three Months Ended
	March 31,
	2020	2019	Change

Income tax provision	$933	$—	$933

Income tax provision for the three months ended March 31, 2020 was $0.9 million compared to $0 for the same period in 2019. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The income tax provision for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against our federal deferred tax assets, which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the three months ended March 31, 2020 and for the year ended December 31, 2019, we have previously generated significant operating losses since our inception. We have funded our operations primarily through the issuance of convertible debt, public equity financings, private sales of our convertible preferred stock, proceeds from credit facilities and payments received under our collaboration and license agreements.

As of March 31, 2020, we had an accumulated deficit of $859.4 million and cash, cash equivalents of $193.3 million. We believe that our current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. Although we are profitable for the three months ended March 31, 2020, we may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not be redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering was approximately $222.4 million, net of the initial purchasers’ discounts and commissions and estimated offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$13,477	$(56,983)
Net cash used in investing activities	(1,616)	(15,199)
Net cash provided by financing activities	3,923	81,477
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(136)
Net increase in cash, cash equivalents and restricted cash	$15,784	$9,159

Net cash provided by (used in) operating activities

Cash provided by operating activities was $13.5 million for the three months ended March 31, 2020, which was primarily due to the following:

●	net income of $35.6 million;
●	an increase in accrued rebates, fees and reserve of $15.0 million as a result of continued growth in UDENYCA® sales;
●	non-cash charges related to stock-based compensation of $9.6 million and depreciation and amortization of property and equipment of $0.6 million, non-cash interest expense from amortization of debt issuance discounts of $0.6 million, non-cash operating lease expense of $0.5 million, other non-cash adjustments of $0.6 million; and
●	an increase in accrued and other liabilities of $2.1 million primarily due to contract manufacturing accruals related to our research and development programs.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $25.6 million primarily due to the timing of payment from our customers;
●	an increase in inventory of $9.6 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet the future demand;
●	an increase in prepaid manufacturing services of $3.1 million to secure drug production runs scheduled for 2020;

●	an increase in other prepaid and current assets of $1.8 million primarily due to the timing of insurance payments;
●	a decrease in accrued compensation of $5.6 million primarily due to the settlement of 2019 bonus payout, which was partially offset by an increase in ESPP contributions;
●	a decrease in accounts payable of $5.0 million primarily due to the timing of receiving and processing invoices from our vendors partially offset by the upfront payment due to Innovent under the Innovent Agreement; and
●	a decrease in lease liabilities of $0.5 million due to the lease payments for the three months of 2020.

Cash used in operating activities was $57.0 million for the three months ended March 31, 2019, which was primarily due to the following:

●	a net loss of $20.0 million;
●	an increase in trade receivables of $46.5 million due to sales of UDENYCA® in the United States starting January 3, 2019;
●	an increase in inventory of $6.4 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
●	an increase in prepaid manufacturing, other prepaid and other assets of $3.1 million primarily due to the launch of our co-pay assistance program for UDENYCA® of $1.9 million, the timing of insurance payments of $0.8 million, and prepayment for our UDENYCA® manufacturing of $2.0 million, which was partly offset by the write-down of $1.3 million due to the cancellation of certain manufacturing reservations;
●	a decrease in accounts payable of $4.0 million primarily due to the timing of invoices and vendor payments related to our manufacturing and legal costs;
●	a decrease in accrued compensation of $1.9 million primarily due to the settlement of our 2018 bonus, which was partially offset by an increase in ESPP contributions; and
●	a decrease in lease liabilities of $0.5 million.

The cash used in operating activities was partially offset by the following:

●	non-cash charges related to stock-based compensation of $9.5 million and depreciation and amortization of property and equipment of $0.7 million, non-cash interest expense from amortization of debt issuance discounts of $0.5 million, excess and obsolete inventory of $0.4 million and non-cash operating lease expense of $0.4 million;
●	an increase in accrued rebates, fees and returns of $11.9 million as a result of initiating UDENYCA® sales; and
●	an increase in accrued and other liabilities of $2.0 million primarily due to our legal costs and other accruals.

Net cash used in investing activities

Cash used in investing activities of $1.6 million for the three months ended March 31, 2020 was primarily due to purchases of property and equipment.

Cash used in investing activities of $15.2 million for the three months ended March 31, 2019 was primarily due to the purchase of short-term investments in marketable securities of $14.9 million and purchases of property and equipment of $0.3 million.

Net cash provided by financing activities

Cash provided by financing activities of $3.9 million for the three months ended March 31, 2020 was primarily due to $4.8 million proceeds from the exercise of stock options partially offset by $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

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

Contractual Obligations

As of March 31, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2019.

In April 2020, we entered into a convertible senior subordinated notes financing. See “Note 15. Subsequent Events” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the financing.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we had cash and cash equivalents of $193.3 million consisting of cash and investments in money market funds. A portion of our cash equivalents may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic to minimize its impact on the design and operating effectiveness of our internal controls.

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

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

We are a party to the following legal proceedings:

On March 3, 2017, Amgen Inc. and Amgen USA Inc. (collectively “Amgen”) filed an action against us and other defendants in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but we continued to market UDENYCA® and began to pay a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2019, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2019, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. The parties filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019.  On November 22, 2019, we filed our Reply Brief with the District Court.  This case is currently pending in the District Court.

On January 24, 2019, we filed suit against Amgen in the United States District Court of Delaware alleging that the manufacture of Amgen’s Humira® biosimilar, Amgevita™, infringes Coherus’ U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of the asserted Coherus patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. On April 18, 2019, Amgen filed its answer and counterclaims. On June 24, 2019, we filed our answer to Amgen’s counterclaims.  On November 25, 2019, the parties filed a Stipulation of Dismissal, dismissing all claims set forth in our amended complaint with prejudice, and all counterclaims and affirmative defenses set forth in Amgen’s answer, affirmative defenses, and counterclaims as moot. On November 26, 2019, the Court granted the Stipulation of Dismissal. On December 9, 2019, Amgen filed a Motion for a Determination of Exceptional Case and an Award of Fees. On January 7, 2020, we filed our Answering Brief in Opposition to Amgen’s motion. On January 21, 2020, Amgen filed its Reply Brief. The case is currently pending.

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

Risks related to COVID-19

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease (“COVID-19”). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies, including, but not limited to:

●	decreased sales of UDENYCA®;
●	our ability to maintain or expand the commercial use of UDENYCA® due to, among other factors, healthcare providers, payers and patients not utilizing or adopting UDENYCA® due to resources being strained or otherwise focused on the COVID-19 pandemic and our sales team efficacy in selling UDENYCA® being limited due to such strained resources or other factors such as travel restrictions;
●	fewer individuals undertaking or completing cancer treatments, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
●	our third-party contract manufacturers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of UDENYCA® or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines; and
●	limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness of employees or their families.

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta®’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may be extended or re-instated, thereby causing additional negative impact on our operations.

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and the notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of your notes and our common stock.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have limited history of profitability.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. Although we generated net income of $89.8 million for the year ended December 31, 2019, we have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million for the year ended December 31, 2018. For the three months ended March 31, 2020, we generated net income of $35.6 million. As of March 31, 2020, we had an accumulated deficit of $859.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

Our expenses will increase substantially if and as we:

●	establish a sales, marketing and distribution infrastructure to commercialize UDENYCA® or any of our product candidates for which we may obtain marketing approval;

●	make upfront, milestone, royalty or other payments under any license agreements;
●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation including patent litigation and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

Although we reported net income of $89.8 million for the year ended December 31, 2019 and $35.6 million for the three months ended March 31, 2020, we may not be able to maintain or increase profitability, and we are unable to predict the extent of our long-range future profits or losses. The amount of net profits or losses will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We continue to dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of March 31, 2020, our cash and cash equivalents were $193.3 million. We expect that our existing cash, cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and to a lesser extent, through recent product sales of UDENYCA®.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA®, and to compete against new pegfilgrastim biosimilar commercial entrants;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our credit facilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We are a biotherapeutics company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, UDENYCA® (pegfilgrastim-cbqv) is our only product approved for commercialization in the United States and E.U., and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

●	Bioeq’s ranibizumab (Lucentis) biosimilar candidate;
●	Innovent’s bevacizumab (Avastin) biosimilar candidate;
●	CHS-1420 (our adalimumab (Humira) biosimilar candidate);
●	CHS-2020 (our aflibercept (Eylea) biosimilar candidate); and
●	CHS-131 (our NASH small molecule drug candidate).

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA® ;
●	competing against current and future pegfilgrastim products;
●	healthcare providers, payers, and patients adopting our product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;

●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of UDENYCA®, or any of our future product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	the possibility that a competitor may achieve interchangeability and we may not;
●	relative convenience and ease of administration;
●	the extent to which our product may be similar to the originator product than competing biosimilar product candidates;
●	policies and practices governing the naming of biosimilar product candidates;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
●	publicity concerning our products or competing products and treatments;
●	the extent to which third-party payers provide adequate third-party coverage and reimbursement for our product candidates, if approved;
●	the price at which we sell our products;
●	the actions taken by competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payers, including private and governmental payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for any newly approved product. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payers. Therefore, coverage and reimbursement for biologics can differ significantly from payer to payer. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Increasing efforts by governmental and third-party payers in the United States and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for UDENYCA® or any of our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. We expect to experience pricing pressures in connection with the sale of UDENYCA® and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other possibilities:

●	issue warning letters;
●	impose civil or criminal penalties;

●	suspend or withdraw regulatory approval;
●	suspend any of our ongoing clinical studies;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
●	seize or detain products or require a product recall.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

UDENYCA® faces competion in the United States from Amgen, Mylan (with partner Biocon Ltd.), Sandoz, and may face completion from Pfizer, Amneal and Fresenius, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (Samsung Bioepis), and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG have each disclosed the development for a Lucentis biosimilar candidate.

Our bevacizumab (Avastin) biosimilar candidate licensed from Innovent may face competition in the United States from Genentech (the manufacturer of Avastin) as well as Amgen and Pfizer, each of which have initiated the commercial launch of an Avastin biosimilar.

Similarly, CHS-1420, our adalimumab (Humira) biosimilar may face competition from Abbvie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. There are five adalimumab biosimilar products FDA-approved in the United States and Fujifilm and Fresenius are companies that have each disclosed development plans for a Humira biosimilar candidate. As a result of number of potential adalimimub (Humira) biosimilar competitors, we may not be able to  achieve topline sales between $500 million to $1.0 billion for CHS-1420 in the United States, if approved.

CHS-2020 may face competition in the United States from Regeneron Pharmaceuticals, Inc. (the manufacturer of Eylea), as well as Momenta (in collaboration with Mylan), Biogen (in collaboration with Samsung Bioepis), and Santo Holding GmbH (in collaboration with Formycon AG), each of which has disclosed development plans for an Eylea biosimilar candidate.

Our etanercept (Enbrel) biosimilar may face competition in the United States from Amgen (the manufacturer of Enbrel) and from Samsung Bioepis and Sandoz, each of which have a biosimilar to Enbrel approved in the United States.

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

Additionally, many manufacturers of originator products have increasingly used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

●	settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
●	submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted biosimilar applications;
●	appealing denials of Citizen Petitions in U.S. federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
●	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
●	attempting to influence potential market share by conducting medical education with physicians, payers, regulators and patients claiming that biosimilar products are too complex for biosimilar approval or are too dissimilar from originator products to be trusted as safe and effective alternatives;
●	implementing payer market access tactics that benefit their brands at the expense of biosimilars;
●	seeking state law restrictions on the substitution of biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;
●	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
●	seeking changes to the U.S. Pharmacopeia, an industry recognized compilation of drug and biologic standards;
●	obtaining new patents covering existing products or processes, which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
●	influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

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

We expect other companies to seek approval to manufacture and market biosimilar versions of Avastin, Lucentis, Eylea, Humira or Enbrel. If other biosimilars of of these branded biologics are approved and successfully commercialized before our biosimilar candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the United States of this biosimilar. Furthermore, in September 2018, the EC granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the E.U. granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

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

As of March 31, 2020, we had 296 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our licenses with Bioeq, Innovent, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include , but are not limited to, the following:

●	our existing and potential collaboration partners may fail to provide sufficient amounts of commercial products or they may be ineffective in doing so;
●	our existing and potential collaboration partners may fail regulatory inspections which may preclude or delay the delivery of commercial products;
●	our existing and potential collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;
●	our existing and potential licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
●	our existing and potential licensees and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners and/or adversely affect perception of us in the business and financial communities; and
●	our existing and potential licensees and collaboration partners may choose to pursue alternative, higher priority programs, which could affect their commitment to us.

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

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error; and
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”), plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the

District Court grant, with prejudice, our pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. This case is currently pending in the District Court.

On January 24, 2019, we entered into settlement and license agreements with AbbVie, that grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420, our proposed adalimumab (Humira) biosimilar. The global settlements resolve all pending disputes between the parties related to CHS-1420. Under the U.S. settlement, our license period in the United States commences on July 1, 2023.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. If these patents are not successfully challenged (such as in IPRs or in district court litigation), and licenses to them are not available to us, they will preclude our ability to introduce an etanercept (Enbrel) biosimilar product candidate in the United States market until at least 2029.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a biosimilar candidate into the United States market.

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

Many patents may cover a marketed product, including but not limited to the composition of the product, methods of use, formulations, cell line constructs, vectors, growth media, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of an originator product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering etanercept and adalimumab products and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third party patents.

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

In the event we breach any of our obligations related to such agreements, we may incur significant liability to our licensing partners. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patents and other rights;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
●	the priority of invention of patented technology.

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

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the United States, or may result in us incurring substantial legal settlement costs.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the United States, the E.U., and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. For example, Innovent’s bevacizumab (Avastin) biosimlar product candidate has been developed principally in China, and the FDA may not agree that Innovent’s clinical development plan, even if successfully completed, will support submission of a 351(k) BLA. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an original BLA, an NDA, a biosimilar product application under the 351(k) pathway of the Public Health Service Act (“PHSA”), a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;
●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required Institutional Review Board (“IRB”), approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an investigational new drug (“IND”), application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, or conducting our planned clinical trials. Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. For example, we altered the manufacturing processes for CHS-1420 and CHS-0214 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business.

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

The labelling of “interchangeability” is important because, in the United States for example, the first biosimilar determined to be interchangeable with a particular reference, or originator, product for any condition of use is eligible for a period of market exclusivity that delays a FDA determination that a second or subsequent biosimilar product is interchangeable with that originator product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). Thus, a determination that another company’s product is interchangeable with the originator biologic before we obtain approval of our corresponding biosimilar product candidates may delay the potential determination that our products are interchangeable with the originator product, which could materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

Failure to obtain regulatory approval in any targeted regulatory jurisdiction would prevent us from marketing our products to a larger patient population and reduce our commercial opportunities.

We are marketing UDENYCA® in the United States, and subject to product approvals and relevant patent expirations, we intend to market our other biosimilar products in the United States and outside the U.S. on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the U.S.

In order to market our products in the E.U., the U.S. and other jurisdictions, we and our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the centralized procedure for the regulation and approval of human medicines. This procedure results in a single marketing authorization that is valid in all E.U. countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the U.S. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, develop and commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our development efforts may fail to yield additional product candidates suitable for clinical development and commercialization for a number of reasons, including but not limited to the following:

●	we may not be successful in identifying potential product candidates that pass our strict screening criteria;
●	we may not be able to overcome technological hurdles to development or a product candidate may not be capable of producing commercial quantities at an acceptable cost or at all;

●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	our product candidates may not succeed in nonclinical or clinical testing;
●	our potential product candidates may fail to show sufficient biosimilarity to originator molecules; and
●	competitors may develop alternatives that render our product candidates obsolete or less attractive or the market for a product candidate may change such that a product candidate may not justify further development.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the PPACA. At the end of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. At this time, the full effect that the ACA and any subsequent changes would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2029 unless additional Congressional action is taken. These reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

Our operations are directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws impact, among other things, sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or in return for the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid

Services information related to payments and other transfers of value made by such manufacturers to physicians, as defined in the statute, including their immediate family members, certain other healthcare professionals as of 2022, and teaching hospitals and ownership and investment interests held by such physicians and their immediate family members and applicable GPOs; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

If we participate in and then fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

With the approval of UDENYCA®, we anticipate that we now participate in the Medicaid Drug Rebate Program, Medicare Coverage Gap Discount Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

Privacy and data security have become significant issues in the United States, E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and CCPA (defined below), and, in the E.U., and shortly in the EEA, Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the United States, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAAs security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although we believe that we would not be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations by us or our collaboration partners;
●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;
●	limits in our or our collaboration partners’ ability to penetrate international markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance;
●	expose us to sanctions, such as the sanctions levied by U.S., E.U. and Russian regulatory bodies in connection with Russia’s military intervention in the Ukraine in March 2014; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through April 30, 2020 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, original BLA, 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, original BLA, 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products;
●	the loss of one or more employees constituting our leadership team; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of March 31, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27.13% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 31, 2020, there were approximately 70.9 million shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of March 31, 2020, approximately 24.9 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of March 31, 2020, we reserved for future issuance under the 2016 Plan a total of 1.1 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

In February 2016, we issued and sold $100.0 million aggregate principal amount of our 8.2% senior convertible notes due March 2022 (the “2022 Convertible Notes”). The holders may convert their 2022 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding March 31, 2022. Upon conversion of the 2022 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 44.7387 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $22.35 per share, and is subject to adjustment in certain events.

In April 2020, we issued and sold $230.0 million aggregate principal amount of our 1.5% senior convertible notes due April 2026 (the “2026 Convertible Notes”). The holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately before April 15, 2016. Upon conversion of the 2026 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $19.26 per share, and is subject to adjustment in certain events.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

●	authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
●	create a classified board of directors whose members serve staggered three-year terms;
●	specify that special meetings of our stockholders can be called only by our corporate secretary pursuant to a resolution adopted by a majority of our board of directors;
●	prohibit stockholder action by written consent;
●	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors other than nominations made by or at the direction of the board of directors or a committee of the board of directors;
●	provide that our directors may be removed only for cause or without cause by the holders of 66 2/3% of the voting power of all then outstanding shares of voting stock;

●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	specify that no stockholder is permitted to cumulate votes at any election of directors;
●	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
●	require holders of 66 2/3% of the voting power of all then outstanding shares of voting stock to amend specified provisions of our amended and restated certificate of incorporation except for the provision making it possible for our board of directors to issue “blank check” preferred stock, and amended and restated bylaws.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/13/2014

4.1	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	04/17/2020

4.2	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

10.1	Second Amendment to Convertible Note Purchase Agreement, dated as of April 13, 2020, among Coherus BioSciences, Inc., the Guarantors party thereto, HealthCare Royalty Partners III, L.P. and KKR Biosimilar L.P.	8-K	10.1	4/14/2020

10.2	First Amendment to Credit Agreement, dated as of April 13, 2020, by and between Coherus BioSciences, Inc. and affiliates of Healthcare Royalty Partners.	8-K	10.2	4/14/2020

10.3	Form of Confirmation of Base Call Option Transaction.	8-K	10.1	4/17/2020

10.4	Separation Agreement, dated as of August 23, 2019, by and between Coherus BioSciences, Inc. and Darlene Horton.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: May 7, 2020	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)