Form 10-Q
period 2020-06-30
Coherus BioSciences, Inc.
filed 2020-08-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 71,470,437 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	our ability to continue to build the sales and marketing infrastructure for UDENYCA®;

●	our expectations regarding our agreement with Innovent, including our ability to develop and commercialize its bevacizumab (Avastin®) and rituximab (Rituxan®) biosimilar candidates in the United States and Canada, our anticipated three-way pharmacokinetic study and additional analytical similarity characterizations and our plans to submit a 351(k) biologics license application (“BLA”) for a bevacizumab biosimilar product candidate to the U.S. Food and Drug Administration (“FDA”);

●	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for CHS-1420 (our adalimumab (Humira®) biosimilar candidate) and CHS-131 (our therapeutic small molecule candidate);

●	whether our partner, Bioeq AG (“Bioeq”), will be able to file a BLA and obtain regulatory approval for Bioeq’s biosimilar candidate for ranibizumab (Lucentis®), in the United States and we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon approval;

●	whether we will be able to continue the preclinical development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate);

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, maintaining profitability for the future, as well as the 2020 and future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta, Humira, Lucentis and Eylea;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2020	2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$224,617	$177,668
Investments in marketable securities	231,882	—
Trade receivables, net	172,486	141,992
Inventory	27,192	9,807
Prepaid manufacturing	14,155	8,578
Other prepaid and other assets	5,528	4,964
Total current assets	675,860	343,009
Property and equipment, net	10,320	5,840
Inventory, non-current	53,792	45,264
Operating lease right-of-use assets	10,999	10,649
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	440	240
Other assets, non-current	1,637	362
Total assets	$756,611	$408,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,179	$25,985
Accrued rebates, fees and reserve	66,229	51,120
Accrued compensation	13,169	18,410
Accrued liabilities	25,560	17,258
Other current liabilities	3,626	2,196
Total current liabilities	129,763	114,969
Contingent consideration, non-current	102	102
Convertible notes due 2022	79,198	78,542
Convertible notes due 2022 - related parties	26,399	26,181
Convertible notes due 2026	222,409	—
Term loan	74,059	73,663
Lease liabilities, non-current	11,304	10,256
Total liabilities	543,234	303,713
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	1,014,022	1,000,763
Accumulated other comprehensive loss	(257)	(558)
Accumulated deficit	(800,395)	(894,998)
Total stockholders' equity	213,377	105,214
Total liabilities and stockholders’ equity	$756,611	$408,927
(1)	The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$135,674	$83,433	$251,854	$120,531
Operating expenses:
Cost of goods sold	10,139	601	16,994	2,826
Research and development	26,173	18,883	59,280	37,672
Selling, general and administrative	34,052	36,456	69,402	69,139
Total operating expenses	70,364	55,940	145,676	109,637
Income from operations	65,310	27,493	106,178	10,894
Interest expense (includes related party of $622 and $613 for the three months ended June 30, 2020 and 2019, respectively; and $1,242 and $1,224 for the six months ended June 30, 2020 and 2019, respectively)	(5,408)	(4,433)	(9,839)	(8,649)
Other income, net	423	558	491	1,369
Net income before income taxes	60,325	23,618	96,830	3,614
Income tax provision	1,294	51	2,227	51
Net income	$59,031	23,567	$94,603	$3,563

Net income per share:
Basic	$0.83	$0.34	$1.33	$0.05
Diluted	$0.70	$0.32	$1.20	$0.05

Weighted-average number of shares used in computing net income per share:
Basic	71,099,773	69,479,016	70,880,979	69,310,791
Diluted	88,660,280	72,963,972	83,775,353	72,281,564

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$59,031	$23,567	$94,603	$3,563
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	12	—	12	—
Foreign currency translation adjustments, net of tax	(319)	(93)	289	(229)
Comprehensive income	$58,724	$23,474	$94,904	$3,334

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214
Issuance of common stock upon exercise of stock options	421,850	—	4,438	—	—	4,438
Issuance of common stock upon vesting of restricted stock units (RSUs)	10,000	—	—	—	—	—
Issuance of common stock upon 2019 bonus payout	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Stock-based compensation expense	—	—	9,945	—	—	9,945
Cumulative translation adjustment	—	—	—	608	—	608
Net income	—	—	—	—	35,572	35,572
Balances at March 31, 2020	70,882,994	7	1,016,644	50	(859,426)	157,275
Issuance of common stock upon exercise of stock options	289,241	—	3,305	—	—	3,305
Issuance of common stock under the employee stock purchase plan ("ESPP")	180,970	—	2,557	—	—	2,557
Stock-based compensation expense	—	—	9,686	—	—	9,686
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Unrealized gain in marketable securities				12		12
Cumulative translation adjustment	—	—	—	(319)	—	(319)
Net income	—	—	—		59,031	59,031
Balances at June 30, 2020	71,353,205	$7	$1,014,022	$(257)	$(800,395)	$213,377

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Issuance of common stock in connection with common stock offerings, net	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	143,523	—	825	—	—	825
Issuance of common stock upon vesting of restricted stock units (RSUs)	22,195	—	—	—	—	—
Issuance of common stock upon 2018 bonus payout	109,168	—	1,350	—	—	1,350
Stock-based compensation expense	—	—	9,813	—	—	9,813
Cumulative translation adjustment	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(20,004)	(20,004)
Balances at March 31, 2019	69,338,697	7	966,731	(418)	(1,004,835)	(38,515)
Issuance of common stock upon exercise of stock options	108,374	—	674	—	—	674
Issuance of common stock under the ESPP	180,077	—	1,878	—	—	1,878
Stock-based compensation expense	—	—	8,504	—	—	8,504
Cumulative translation adjustment	—	—	—	(93)	—	(93)
Net income	—	—	—	—	23,567	23,567
Balances at June 30, 2019	69,627,148	$7	$977,787	$(511)	$(981,268)	$(3,985)

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$94,603	$3,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,355	1,365
Stock-based compensation expense	18,980	17,486
Non-cash accretion of discount on marketable securities	—	(127)
Non-cash interest expense from amortization of debt discount	1,523	1,127
Excess and obsolete inventory	—	410
Other non-cash adjustments	326	4
Non-cash operating lease expense	1,038	818
Upfront license fee payment to Innovent	5,000
Changes in operating assets and liabilities:
Trade receivables, net	(30,677)	(77,385)
Inventory	(25,236)	(16,706)
Prepaid manufacturing	(5,577)	1,158
Other prepaid and current assets	(947)	(2,630)
Other assets, non-current	(1,275)
Accounts payable	(5,132)	4,074
Accrued rebates, fees and reserve	15,109	20,650
Accrued compensation	(2,863)	1,620
Accrued and other liabilities	7,761	1,317
Lease liabilities	(320)	(1,020)
Other liabilities, non-current	—	(30)
Net cash provided by (used in) operating activities	73,668	(44,306)
Investing activities
Purchases of property and equipment	(4,167)	(517)
Proceeds from disposal of property and equipment	167	—
Purchases of investments in marketable securities	(231,864)	(14,864)
Proceeds from maturities of investments in marketable securities	—	9,000
Upfront license fee payment to Innovent	(5,000)	—
Net cash used in investing activities	(240,864)	(6,381)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	—	8,153
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	222,830	—
Purchase of capped call options related to Convertible Notes due 2026	(18,170)	—
Proceeds from term loan, net of issuance costs	—	73,061
Proceeds from issuance of common stock upon exercise of stock options	8,105	1,395
Proceeds from purchase under the employee stock purchase plan	2,557	1,878
Taxes paid related to net share settlement of bonus payout in RSUs	(880)	—
Other financing activities	(97)	—
Net cash provided by financing activities	214,345	84,487
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(229)
Net increase in cash, cash equivalents and restricted cash	47,149	33,571
Cash, cash equivalents and restricted cash at beginning of period	177,908	73,191
Cash, cash equivalents and restricted cash at end of period	$225,057	$106,762
Supplemental disclosure of cash flow information
Non-cash bonus payment settled in common stock	1,498	1,350
Right-of-use assets obtained in exchange for lease obligations related to operating leases	1,388	—
Right-of-use assets obtained in exchange for lease obligations related to finance leases	1,528	—

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, our” or “us”) is a commercial-stage biotherapeutics company, focused on the global biosimilar market. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s biosimilar pipeline comprises of five  biosimilar drugs, CHS-1420 (an adalimumab (Humira®) biosimilar), CHS-2020 (an aflibercept (Eylea®) biosimilar), a ranibizumab (Lucentis®) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, and a bevacizumab (Avastin®) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd.

The Company commercializes UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

2.       Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of June 30, 2020: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

During the second quarter of 2020, the Company identified that certain of its commercial payer invoices were erroneously overstated. The Company received a refund of $7.5 million from these payers related to fiscal year 2019.

Additionally, the Company recorded an adjustment during the second quarter of 2020 to decrease accrued payer rebates by $5.8 million primarily related to the first quarter of 2020 based on the revised methodology after such invoice overstatements were corrected.  These adjustments increased net product revenue by $13.3 million for the three and six months ended June 30, 2020. These adjustments resulted in an increase in net income per share (basic) of $0.19 during the three and six months ended June 30, 2020 and an increase in net income per share (diluted) of $0.15 and $0.16 during the three and six months ended June 30, 2020, respectively. Accrued commercial payer rebates of $21.6 million and $14.0 million were recorded in accrued rebates, fees and reserve as of June 30, 2020 and December 31, 2019, respectively, in the condensed consolidated balance sheet.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$224,617	$105,927
Restricted cash	—	50
Restricted cash - non-current	440	785
Total cash, cash equivalents and restricted cash	$225,057	$106,762

Restricted cash – non-current consists of deposits for letter of credits that the Company has provided to secure its obligations under certain facility and other leases.

Investments in Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly-rated securities and limit its exposure to any single issuer. All investments in marketable securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, which, if any, are recognized through earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net, based on the specific identification method.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2020.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2020:

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changed the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. The Company is exposed to credit losses primarily through receivables from customers. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities, rather than an other-than-temporary impairment that reduces the cost basis of the investment.  The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

When quoted market prices are not available for the specific security, then the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$223,941	$223,941	$—	$—
Restricted cash (money market funds)	440	440	—	—
Corporate notes and Commercial paper	28,000	—	28,000	—
U.S. government agency securities	203,882	203,882	—	—
Total financial assets	$456,263	$428,263	$28,000	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$155,523	$155,523	$—	$—
Restricted cash (money market funds)	240	240	—	—
Total financial assets	$155,763	$155,763	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$223,941	$—	$—	$223,941
Classified as cash equivalents	$223,941	$—	$—	$223,941

Corporate notes and Commercial paper	$27,999	$1	$—	$28,000
U.S. government agency securities	203,871	11	—	203,882
Classified as investments in marketable securities	$231,870	$12	$—	$231,882

Restricted cash (money market funds)	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

	December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$155,523	$—	$—	$155,523
Classified as cash equivalents	$155,523	$—	$—	$155,523

Restricted cash (money market funds)	$240	$—	$—	$240
Classified as restricted cash	$240	$—	$—	$240

As of June 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in available-for-sale marketable securities as of June 30, 2020 was approximately 4.7 months. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and six months ended June 30, 2020 and 2019.

1.5% Convertible Notes due 2026

The estimated fair value of the 1.5% Convertible Notes due 2026, which the Company issued in April 2020 (see Note 8) is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes due 2026 is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes due 2026 was approximately $252.2 million (par value $230.0 million) as of June 30, 2020.

8.2% Convertible Notes due 2022

The estimated fair value of the 8.2% Convertible Senior Notes due 2022, which the Company issued in February 2016 (see Note 8) is based on an income approach. The estimated fair value was approximately $113.0 million (par value $100.0 million) as of June 30, 2020 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 8) of $75 million as of June 30, 2020 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value.

4.           Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw Materials	$5,331	$5,089
Work in process	64,651	43,446
Finished goods	11,002	6,536
Total	$80,984	$55,071

Balance sheet classifications (in thousands):

	June 30,	December 31,
	2020	2019
Inventory	$27,192	$9,807
Inventory, non-current	53,792	45,264
Total	$80,984	$55,071

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheet. As of June 30, 2020 and December 31, 2019, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $14.2 million and $8.6 million included in current assets on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively, includes prepayments of $10.1 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively, made to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$12,839	$12,611
Computer equipment and software	3,715	2,923
Furniture and fixtures	1,263	714
Leasehold improvements	4,407	4,388
Finance lease right of use assets	1,447	—
Construction in progress	4,105	1,500
Total property and equipment	27,776	22,136
Accumulated depreciation and amortization	(17,456)	(16,296)
Property and equipment, net	$10,320	$5,840

Depreciation and amortization expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical and manufacturing	$10,326	$7,106
Accrued other	15,234	10,152
Accrued liabilities	$25,560	$17,258

6.        Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $135.7 million and $251.9 million during the three and six months ended June 30, 2020, respectively, and $83.4 million and $120.5 million during the three and six months ended June 30, 2019, respectively.

Revenue by significant Customer was distributed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	Percent of Total	Percent of Total	Percent of Total	Percent of Total
McKesson	37%	42%	39%	43%
AmeriSource-Bergen Corp	38%	31%	37%	32%
Cardinal	23%	25%	22%	23%
Others	2%	2%	2%	2%
Total revenue	100%	100%	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Six Months Ended June 30, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	208,917	49,245	58,645	316,807
Prior period	(159)	(3,287)	(6,108)	(9,554)
Payments and customer credits issued	(219,040)	(31,732)	(51,403)	(302,175)
Balance at June 30, 2020	$24,877	$41,720	$25,628	$92,225

	Six Months Ended June 30, 2019
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Provision related to current period sales	65,726	8,593	22,843	97,162
Payments and customer credits issued	(42,368)	(1,095)	(9,692)	(53,155)
Balance at June 30, 2019	$23,358	$7,498	$13,151	$44,007

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded an upfront and a milestone payment aggregating to €10.0 million ($11.1 million) as research and development expense in the fourth quarter of 2019. The Company is obligated to pay Bioeq an aggregate of up to €25.0 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of June 30, 2020 and December 31, 2019, the Company did not have any outstanding obligations for milestones and royalties to Bioeq.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Innovent an upfront payment of $5.0 million under the license agreement. This upfront payment was recorded as research and development expense during the first quarter of 2020. Additionally, the Company is obligated to pay Innovent an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. As of June 30, 2020 the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee or manufacturing technology transfer fee will be incurred or when royalties are due.

8.       Convertible Notes and Term Loan

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering were $222.2 million after deducting initial purchasers’ fees and offering expenses. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to the Company’s designated senior indebtedness (as defined in the indenture for the 2026 Convertible Notes) and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted.

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2026 Convertible Notes will have customary provision relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of June 30, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. The Company determined that the 2026 Convertible Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the condensed consolidated balance sheet.

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company also paid $18.2 million to enter into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The Company evaluated the capped call transactions under ASC 815-10 and determined that it should be accounted as a separate transaction from the 2026 Convertible Notes and that the capped calls should be classified as equity instruments.  Therefore, the capped call premium paid in the amount of $18.2 million was recorded as a reduction to additional paid-in capital. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheet. The debt issuance costs is being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

The following table summarizes information about the components of the 2026 Convertible Notes (in thousands):

June 30,
2020
Principal amount of the 2026 Convertible Notes	$230,000
Unamortized debt discount and debt issuance costs	(7,591)
Total 2026 Convertible Notes	$222,409

If the 2026 Convertible Notes were to be converted on June 30, 2020, the holders of the 2026 Convertible Notes would receive common shares with an aggregate value of $213.3 million based on the Company’s closing stock price of $17.86 as of June 30, 2020.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

Three and Six Months Ended
June 30,
2020
Stated coupon interest	$709
Accretion of debt discount and debt issuance costs	253
Total interest expense	$962

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $7.6 million as of June 30, 2020, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 5.8 years. The annual effective interest rate is 2.11% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of June 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,715
2021	3,450
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	250,690
Less amount representing interest	(20,690)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(7,591)
Net carrying amount of 2026 Convertible Notes	$222,409

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “2022 Convertible Notes”). The 2022 Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, which commenced on March 31, 2016, and mature on March 31, 2022, unless earlier converted, redeemed or repurchased. The 2022 Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the 2022 Convertible Notes mature or are repurchased or redeemed by the Company.

The 2022 Convertible Notes were issued to Healthcare Royalty Partners III, L.P., for $75.0 million in aggregate principal amount, and to three related party investors, KKR Biosimilar L.P., MX II Associates LLC, and KMG Capital Partners, LLC, for $20.0 million, $4.0 million, and $1.0 million, respectively, in aggregate principal amount.

The 2022 Convertible Notes are convertible at the option of the holder at any time prior to the close of business on the business day immediately preceding March 31, 2022 at the initial conversion rate of 44.7387 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $22.35 per share, and is subject to adjustment in certain events. Upon conversion of the 2022 Convertible Notes by a holder, the holder will receive shares of the Company’s common stock together, if applicable, with cash in lieu of any fractional share.

The 2022 Convertible Notes are redeemable in whole, and not in part, at the Company’s option with effect from March 31, 2020, if the last reported sale price per share of common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sends notice of such redemption to the holders of the 2022 Convertible Notes. At maturity or redemption, if not earlier converted, the Company will pay 109% of the principal amount of the 2022 Convertible Notes maturing or being redeemed, together with accrued and unpaid interest, in cash.

The 2022 Convertible Notes contain customary negative covenants and events of default (as defined in the Note Purchase Agreement (as defined below)), the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Note. As of June 30, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the 2022 Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

On April 13, 2020, the Company entered into an amendment (the “Second Amendment”) to the 2022 Convertible Note Purchase Agreement, dated as of February 29, 2016 (the “Note Purchase Agreement”), which amended the definition of Restricted Payment to exclude any payment (including a premium) to a counterparty under a Permitted Bond Hedge Transaction (as defined in the Note Purchase Agreement). The Second Amendment also added to the Note Purchase Agreement a definition of Permitted Bond Hedge Transaction, with such definition including any capped call option (or substantively equivalent derivative transaction) relating to the Company’s common stock purchased by it in connection with any issuance of indebtedness or convertible indebtedness.

The following table summarizes information about the components of the 2022 Convertible Notes (in thousands):

	June 30,	December 31,
	2020	2019
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(2,552)	(3,208)
2022 Convertible Notes	$79,198	$78,542
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(851)	(1,069)
2022 Convertible Notes - related parties	$26,399	$26,181
Total 2022 Convertible Notes	$105,597	$104,723

If the 2022 Convertible Notes were to be converted on June 30, 2020, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $79.9 million based on the Company’s closing stock price of $17.86.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stated coupon interest	$1,538	$1,538	$3,076	$3,075
Accretion of debt discount and debt issuance costs	332	302	656	597
Interest expense	$1,870	$1,840	$3,732	$3,672
Stated coupon interest - related parties	$512	$512	$1,024	$1,025
Accretion of debt discount and debt issuance costs - related parties	110	101	218	199
Interest expense - related parties	$622	$613	$1,242	$1,224
Total interest expense	$2,492	$2,453	$4,974	$4,896

The remaining unamortized debt discount and debt offering costs related to the Company’s 2022 Convertible Notes of approximately $3.4 million as of June 30, 2020, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of 1.75 years. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of June 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$4,100
2021	8,200
2022	111,050
Total minimum payments	123,350
Less amount representing interest	(14,350)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(3,403)
Net carrying amount of 2022 Convertible Notes	$105,597

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR. Pursuant to the terms of the Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019 were in excess of $250.0 million. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2020, the effective interest rate is 10.47%.

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

On April 13, 2020, the Company entered into an amendment to the Term Loan, which amended the Term Loan’s indebtedness covenant such that the Company could incur Convertible Bond Indebtedness (as defined in the credit agreement governing the Term Loan) in an amount not to exceed the greater of $230.0 million or 20% of the Company’s market capitalization.

The following table summarizes information about the components of the Term Loan (in thousands):

	June 30,	December 31,
	2020	2019
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(941)	(1,337)
Term Loan	$74,059	$73,663

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stated coupon interest	$1,754	$1,801	$3,507	$3,421
Accretion of debt discount and debt issuance costs	200	179	396	332
Interest expense	$1,954	$1,980	$3,903	$3,753

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $0.9 million as of June 30, 2020, will be amortized using the effective rate over the remaining term of the Term Loan of 4.5 years.

Future payments on the Term Loan as of June 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$3,546
2021	7,034
2022	7,034
2023	39,187
2024	36,072
2025	11,348
Total minimum payments	104,221
Less amount representing interest	(26,221)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(3,941)
Net carrying amount of Term Loan	$74,059

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of June 30, 2020, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2020	$12,711
2021	27,485
2022	8,403
2023	600
Total obligations	$49,199

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

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases 35 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases.

In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available on January 1, 2019 (adoption date of ASC 842) for the leases that commenced prior to that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

The supplemental information related to Company’s leases is as follows (in thousands):

		June 30,	December 31,
Assets	Balance Sheet Classification	2020	2019
Operating lease	Operating lease right-of-use assets	$10,999	$10,649
Finance lease	Property and equipment, net	1,447	—
Total leased assets		$12,446	$10,649

		June 30,	December 31,
Liabilities	Balance Sheet Classification	2020	2019
Operating lease liabilities, current	Other current liabilities	$2,437	$2,196
Operating lease liabilities, non-current	Lease liabilities, non-current	10,352	10,256
Total operating lease liabilities		$12,789	$12,452

Finance lease liabilities, current	Other current liabilities	$480	$—
Finance lease liabilities, non-current	Lease liabilities, non-current	952	—
Total finance lease liabilities		$1,432	$0

Operating lease costs were $0.8 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of the operating lease liabilities for the three months ended June 30, 2020 and 2019 was $0.8 million and $0.7 million, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, the maturities of the operating and finance lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases	Finance leases
Remainder of 2020	$1,646	$285
2021	3,425	526
2022	3,293	527
2023	3,438	213
2024	2,888	—
2025 and beyond	700	—
Total lease payments	15,390	1,551
Less imputed interest	(2,601)	(119)
Operating lease liabilities	$12,789	$1,432

As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 4.5 years and 4.7 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.1% and 8.2% as of June 30, 2020 and December 31, 2019, respectively. The weighted average remaining lease term for finance leases was 2.9 years as of June 30, 2020. The weighted average discount rate used to determine the finance lease liabilities was 5.8% as of June 30, 2020.

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

In the first quarter of 2019, the Company sold 761,130 shares of common stock at a weighted average price of $11.17 per share through its ATM Offering Program and received total gross proceeds of $8.5 million. After deducting commission and offering expenses of $0.3 million, the net proceeds were $8.2 million. Following such sales in the first quarter of 2019, the ATM Offering Program terminated as all shares authorized thereunder had been sold.

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold (1)	$176	$—	$221	$—
Research and development	3,495	2,963	7,085	6,622
Selling, general and administrative	5,754	5,028	11,674	10,864
	$9,425	$7,991	$18,980	$17,486

Capitalized stock-based compensation expense into inventory	$438	$513	$872	$831

(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

12.      Net Income Per Share

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes.

The following table sets forth the computation of the basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic net income per share
Numerator:
Net income	$59,031	$23,567	$94,603	$3,563
Denominator:
Weighted-average common shares outstanding	71,099,773	69,479,016	70,880,979	69,310,791
Basic net income per share	$0.83	$0.34	$1.33	$0.05
Diluted net income per share
Numerator:
Net income	$59,031	$23,567	$94,603	$3,563
Add interest expense on convertible notes, net of tax	3,454	—	5,936	—
Numerator for diluted net income per share	62,485	23,567	100,539	3,563
Denominator:
Denominator for basic net income per share	71,099,773	69,479,016	70,880,979	69,310,791
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	3,208,580	3,469,172	3,437,358	2,953,049
Restricted stock units	104,092	15,784	96,163	17,724
Shares issuable upon conversion of convertible notes	14,247,835	—	9,360,853	—
Denominator for diluted net income per share	88,660,280	72,963,972	83,775,353	72,281,564
Diluted net income per share	$0.70	$0.32	$1.20	$0.05

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options, including purchases from contributions to ESPP	12,739,884	10,341,798	11,378,471	10,195,378
Restricted stock units	8,750	—	6,442	—
Shares issuable upon conversion of Convertible Notes	—	4,473,871	—	4,473,871
Total	12,748,634	14,815,669	11,384,913	14,669,249

13.      Income Taxes

The Company recorded income tax provision of $1.3 million and $51,000 for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $51,000 for the six months ended June 30, 2020 and 2019, respectively, which comprised of state taxes in jurisdictions outside of California for which the Company has a limited operating history. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period in accordance with ASC 740-270. The income tax provision differs from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against the Company’s federal deferred tax assets, which reduced the Company’s net tax expense. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses.

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

●	CHS-1420 (our adalimumab (Humira®) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira®) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017. We anticipate that additional investment in manufacturing activities will be required prior to any BLA or MAA submissions. To enable competitive market entry, we plan to set the timing of the 351(k) BLA submission in a manner to be able to launch CHS-1420 in the United States on or after July 1, 2023. We anticipate submitting a 351(k) BLA for CHS-1420 in the fourth quarter of 2020. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (‘‘AbbVie’’) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.
●	CHS-0214 (our etanercept (Enbrel®) biosimilar candidate). We completed two Phase 3 clinical trials with CHS-0214 in rheumatoid arthritis and psoriasis, which met their primary clinical endpoints in November 2015 and January 2016, respectively. However, the therapeutic protein in etanercept is subject to certain originator-controlled U.S. patents expiring in 2028 and 2029. On July 1, 2020, the U.S. Court of Appeals for the Federal Circuit issued a decision that affirmed the lower court’s decision upholding the validity of certain patents controlled by Amgen Inc. for the therapeutic protein in etanercept expiring in 2028 and 2029. As a result, we are discontinuing the development of CHS-0214 and have no plans to file a BLA in the United States.
●	CHS-2020 (our aflibercept (Eylea®) biosimilar candidate). CHS-2020 is in preclinical development. We have completed certain preclinical activities for CHS-2020, such as process development and preliminary biosimilarity exercises, and initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply. We anticipate starting a Phase 3 study for CHS-2020 in 2021, and if this study meets its primary endpoint and the FDA approves, we project a commercial launch of CHS-2020 in 2025.
●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate under development for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In June 2019, we opened an investigational new drug application with the FDA for CHS-131 and we initiated a clinical program for CHS-131 in the third quarter of 2019. We are seeking strategic alternatives to finance this program externally.

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

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

COVID-19 Update

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors ”. These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta®’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. We expect the COVID-19 pandemic to have some adverse impact on our sales growth on a year-over-year basis.

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

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $135.7 million and $83.4 million during the three months ended June 30, 2020 and 2019, respectively, and $251.9 million and $120.5 million during the six months ended June 30, 2020 and 2019, respectively.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. We anticipate that our research and development expense will increase in the second half of 2020 as a result of initiating manufacturing for CHS-2020 clinical lots, performing certain activities associated with the planned submission of a BLA for CHS-1420 and as the milestone payments under our license agreements become due.

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

Significant Transactions

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, we issued and sold $230.0 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted.

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

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

The net proceeds from the offering were $222.2 million, net of the initial purchasers’ discounts and commissions and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. We determined that the 2026 Convertible Notes do contain embedded features indexed to our own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the condensed consolidated balance sheet. We evaluated the capped call transactions under ASC 815-10 and determined that it should be accounted as a separate transaction from the 2026 Convertible Notes and that the capped calls should be classified as equity instruments. Therefore, the capped call premium paid in the amount of $18.2 million was recorded as a reduction to additional paid-in capital. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

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

There have been no significant changes to our accounting policies during the three months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 27, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Revenue:
Net product revenue	$135,674	$83,433	$52,241	$251,854	$120,531	$131,323

Net product revenue for the three and six months ended June 30, 2020 was $135.7 million and $251.9 million, respectively, compared to $83.4 million and $120.5 million for the three and six months ended June 30, 2019, respectively. The increases were primarily due to an increase in the number of units of UDENYCA® sold, which was partially offset by an increase in discounts and allowances incurred during the three and six months ended June 30, 2020.

During the second quarter of 2020, we identified that certain of our commercial payer invoices were erroneously overstated. We received a refund of $7.5 million from these payers related to fiscal year 2019. Additionally, we recorded an adjustment during the second quarter of 2020 to decrease accrued payer rebates by $5.8 million primarily related to the first quarter of 2020 based on the revised methodology after such invoice overstatements were corrected. These adjustments increased net product revenue by $13.3 million for the three and six months ended June 30, 2020.

Excluding the second quarter invoice adjustment from payers, we expect our product revenue to remain unchanged or increase modestly through the end of 2020.

Cost of goods sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Cost of goods sold	$10,139	$601	$9,538	$16,994	$2,826	$14,168
Gross margin	93%	99%	(7)%	93%	98%	(5)%

The cost of goods sold was $10.1 million and $17.0 million for the three and six months ended June 30, 2020 compared to $0.6 million and $2.8 million for the three and six months ended June 30, 2019, respectively.  Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years. A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred.  The costs associated with this inventory were approximately $14.4 million and $24.9 million at June 30, 2020 and December 31, 2019, respectively, with estimated associated sales value of approximately $292.8 million and $501.9 million, respectively, based on our current average net selling price for the three months ended June 30, 2020. The cost basis of product sold that was expensed prior to approval, was approximately $4.9 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively and $10.5 and $5.5 for the six months ended June 30, 2020 and 2019, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a corresponding decrease in gross margin during such period. We expect to utilize the inventory expensed prior to approval of UDENYCA® by the first quarter of 2021. Subsequent to using our entire zero cost inventory, we estimate cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage, including the mid-single digit royalty cost on net product revenue.

Cost of goods sold for the six months ended June 30, 2019 included a write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to moderately decrease during the remainder of 2020 as a result of decreasing net revenue per unit sold in response to competitive pressure.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Research and development	$26,173	$18,883	$7,290	$59,280	$37,672	$21,608

Research and development expense for the three months ended June 30, 2020 was $26.2 million compared to $18.9 million for the same period in 2019, an increase of $7.3 million. The increase in research and development expense was primarily due to the following:

●	an increase of $3.7 million in costs for CHS-2020 as we initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply;
●	an increase of $2.4 million in costs for CHS-1420 related to the preparation of our planned BLA submission for CHS-1420 and activities related to inspection readiness;
●	an increase of $2.1 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs; and
●	an increase of $0.9 million in facilities, supplies and materials and other infrastructure to support our research and development programs.

The increase in research and development expense for the three months ended June 30, 2020 was partially offset by decrease of $1.9 million in costs related to the on-body device development for UDENYCA®, CHS-131 and our other biosimilar product candidates.

We expect our research and development expense to increase during the remainder of 2020 as our product candidates advance through clinical development or the regulatory approval process and as the milestone payments under our license agreements become due.

Research and development expense for the six months ended June 30, 2020 was $59.3 million compared to $37.7 million for the same period in 2019, an increase of $21.6 million. The increase in research and development expense was primarily due to the following:

●	an upfront payment of $5.0 million pursuant to the Innovent Agreement in January 2020;
●	an increase of $7.1 million in costs for CHS-1420 related to the preparation of our planned BLA submission for CHS-1420 and activities related to inspection readiness;
●	an increase of $6.9 million in costs for CHS-2020 as we initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply;
●	an increase of $4.5 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs; and
●	an increase of $1.2 million in facilities, supplies and materials and other infrastructure to support our research and development programs.

The increase in research and development expense for the six months ended June 30, 2020 was partially offset by the following:

●	a decrease of $1.9 million in costs for associated with an on-body device development for UDENYCA®; and
●	a decrease of $1.2 million in costs related to the development of our other biosimilar product candidates.

Selling, General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Selling, general and administrative	$34,052	$36,456	$(2,404)	$69,402	$69,139	$263

Selling, general and administrative expense for the three ended June 30, 2020 was $34.1 million compared to $36.5 million for the three months ended June 30, 2019, a decrease of $2.4 million. The decrease in selling, general and administrative expense was primarily due to a decrease of $3.7 million legal costs related to entering into a legal settlement with Amgen in May 2019. The decrease was partially offset by an increase of $1.3 million in facilities related costs due to an increase in sales force personnel, related commercial functions and growing commercial infrastructure to support the continued growth in UDENYCA® sales.

We expect selling, general and administrative expense to stay relatively constant during the remainder of 2020.

Selling, general and administrative expense for the six months ended June 30, 2020 was $69.4 million compared to $69.1 million for the six months ended June 30, 2019, an increase of $0.3 million. This was primarily due to the following:

●	a net increase of $6.2 million for personnel, consulting, professional services and other related expenses due to an increase in sales force personnel and related commercial functions to support the continued growth in UDENYCA® sales, which was partially offset by decrease in travel expenses as a result of shelter-in-place response to COVID-19; and
●	an increase of $2.2 million in facility related expenses to support our growing commercial infrastructure for UDENYCA®.

These increases were partially offset by a decrease of $8.1 million in legal costs related to entering into a legal settlement with Amgen in May 2019.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Interest expense	$5,408	$4,433	$975	$9,839	$8,649	$1,190

Interest expense for the three months ended June 30, 2020 was $5.4 million compared to $4.4 million for the same period in 2019, an increase of $1.0 million. Interest expense for the six months ended June 30, 2020 was $9.8 million compared to $8.6 million for the same period in 2019, an increase of $1.2 million. The increase in interest expense for both periods is primarily due to the interest related to our 2026 Convertible Notes that were issued in April 2020.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Income tax provision	$1,294	$51	$1,243	$2,227	$51	$2,176

Income tax provision for the three months ended June 30, 2020 was $1.3 million compared to $51,000 for the same period in 2019. Income tax provision for the six months ended June 30, 2020 was $2.2 million compared to $51,000 for the same period in 2019. The increase in income tax provision is driven by an increase in net revenue for the three and six months ended June 30, 2020 compared to same period in 2019. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The income tax provision differed from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against our federal deferred tax assets, which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the three and six months ended June 30, 2020 and for the year ended December 31, 2019, we have previously generated significant operating losses since our inception. We have funded our operations primarily through the issuance of convertible debt, public equity financings, private sales of our convertible preferred stock, proceeds from credit facilities and payments received under our collaboration and license agreements.

As of June 30, 2020, we had an accumulated deficit of $800.4 million, cash, cash equivalents of $224.6 million and investments in marketable securities of $231.9 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. Although we are profitable for the three and six months ended June 30, 2020, we may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$73,668	$(44,306)
Net cash used in investing activities	(240,864)	(6,381)
Net cash provided by financing activities	214,345	84,487
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(229)
Net increase in cash, cash equivalents and restricted cash	$47,149	$33,571

Net cash provided by (used in) operating activities

Cash provided by operating activities was $73.7 million for the six months ended June 30, 2020, which was primarily due to the following:

●	net income of $94.6 million;
●	an increase in accrued rebates, fees and reserve of $15.1 million as a result of continued growth in UDENYCA® sales;
●	an upfront license fee payment of $5.0 million to Innovent is being reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transaction;
●	non-cash charges related to stock-based compensation of $19.0 million and depreciation and amortization of property and equipment of $1.4 million, non-cash interest expense from amortization of debt issuance discounts of $1.5 million, non-cash operating lease expense of $1.0 million, other non-cash adjustments of $0.3 million; and
●	an increase in accrued and other liabilities of $7.8 million primarily due to contract manufacturing accruals related to our research and development programs.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $30.7 million primarily due to the timing of payment from our customers;
●	an increase in inventory of $25.2 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet the future demand;
●	an increase in prepaid manufacturing services and other assets, non-current of $6.9 million to secure drug production runs scheduled for 2020 and 2021;
●	an increase in other prepaid and current assets of $0.9 million primarily due to the timing of insurance payments;
●	a decrease in accrued compensation of $2.9 million primarily due to the settlement of 2019 bonus payout partially offset by additional bonus accrual for the first half of 2020;

●	a decrease in accounts payable of $5.1 million primarily due to the timing of receiving and processing invoices from our vendors; and
●	a decrease in lease liabilities of $0.3 million due to the lease payments for the six months of 2020.

Cash used in operating activities was $44.3 million for the six months ended June 30, 2019, which was primarily due to the following:

●	an increase in trade receivables of $77.4 million due to sales of UDENYCA® in the U.S. starting January 3, 2019;
●	an increase in inventory of $16.7 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
●	an increase in other prepaid and assets of $2.6 million primarily due to the launch of our co-pay assistance program for UDENYCA® of $1.9 million and the timing of vendor payments; and
●	a decrease in lease liabilities of $1.0 million due to lease payments in the first half of 2019 and amortization.

The cash used in operating activities was partially offset by the following:

●	non-cash charges related to stock-based compensation of $17.5 million and depreciation and amortization of property and equipment of $1.4 million, non-cash interest expense from amortization of debt issuance discounts of $1.1 million, non-cash operating lease expense of $0.8 million and excess and obsolete inventory of $0.4 million;
●	net income of $3.6 million;
●	an increase in accrued rebates, fees and reserve of $20.7 million as a result of initiating UDENYCA® sales;
●	a decrease in prepaid manufacturing services of $1.1 million primarily due to the progress of our CHS-1420 manufacturing activities;
●	an increase in accrued and other liabilities of $1.3 million primarily due to our accruals for our UDENYCA® manufacturing;
●	an increase in accounts payable and accounts payable to related parties of $4.1 million primarily due to the timing of invoices and vendor payments related to legal costs and the distribution service fees related to the sales of UDENYCA®; and
●	an increase in accrued compensation of $1.6 million primarily due to increased compensation and bonus accrual associated with our UDENYCA® sales force, which was partially offset by the settlement of our 2018 bonus payment in the first quarter of 2019.

Net cash used in investing activities

Cash used in investing activities of $240.9 million for the six months ended June 30, 2020 was primarily due to purchases of investments in marketable securities of $231.9 million, an upfront license fee payment of $5.0 million to Innovent and purchases of property and equipment of $4.2 million.

Cash used in investing activities of $6.4 million for the six months ended June 30, 2019 was primarily due to the purchase of short-term investments in marketable securities of $14.9 million and purchases of property and equipment of $0.5 million, which was partially offset by proceeds from maturities of short-term investments of $9.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $214.3 million for the six months ended June 30, 2020 was primarily due to $222.8 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $8.1 million proceeds from the exercise of stock options and $2.6 million proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) partially offset by $18.2 million of capped call option purchases related to 2026 Convertible Notes and $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

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

Contractual Obligations

As of June 30, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2019, except for the 2026 Convertible Notes that we issued in April 2020. See “Note 8. Convertible Notes and Term Loan” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the financing.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we had cash and cash equivalents and investments in marketable securities of $456.5 million consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

On January 24, 2019, we filed suit against Amgen in the United States District Court of Delaware alleging that the manufacture of Amgen’s Humira® biosimilar, Amgevita™, infringes Coherus’ U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of the asserted Coherus patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. On April 18, 2019, Amgen filed its answer and counterclaims. On June 24, 2019, we filed our answer to Amgen’s counterclaims.  On November 25, 2019, the parties filed a Stipulation of Dismissal, dismissing all claims set forth in our amended complaint with prejudice, and all counterclaims and affirmative defenses set forth in Amgen’s answer, affirmative defenses, and counterclaims as moot. On November 26, 2019, the Court granted the Stipulation of Dismissal. On December 9, 2019, Amgen filed a Motion for a Determination of Exceptional Case and an Award of Fees. On January 7, 2020, we filed our Answering Brief in Opposition to Amgen’s motion. On January 21, 2020, Amgen filed its Reply Brief. On June 11, 2020, the Court issued an order denying Amgen’s motion.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. Although we generated net income of $89.8 million for the year ended December 31, 2019, we have incurred net losses in each year since our inception in September 2010, including net losses of $209.4 million for the year ended December 31, 2018. For the three and six months ended June 30, 2020, we generated net income of $59.0 million and $94.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $800.4 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

The amount of our future net losses or net income will depend, in part, on the rate of our future product sales, offset by the rate of future expenditures. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We completed several clinical studies with all our lead products, UDENYCA® (pegfilgrastim-cbqv) and CHS-1420 (our adalimumab (Humira) biosimilar candidate) and for our discontinued product candidate, CHS-0214 (our etanercept (Enbrel) biosimilar candidate). On November 2, 2018, the FDA approved UDENYCA® as a biosimilar to Neulasta to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with nonmyeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia. We anticipate that we will submit a BLA for CHS-1420 to the FDA in 2020. We have not yet initiated clinical trials for CHS-2020. We anticipate we will incur certain development and pre-commercial expenses for the Lucentis biosimilar candidate, which we licensed from Bioeq in November 2019, and for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020.

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

Although we reported net income of $89.8 million for the year ended December 31, 2019 and $59.0 million and $94.6 million for the three and six months ended June 30, 2020, respectively, we may not be able to maintain or increase profitability, and we are unable to predict the extent of our long-range future profits or losses. The amount of net profits or losses will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We continue to dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of June 30, 2020, our cash and cash equivalents were $224.6 million and investments in marketable securities were $231.9 million. We expect that our existing cash, cash equivalents, investments in marketable securities and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and to a lesser extent, through recent product sales of UDENYCA®.

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

Pricing, coverage and reimbursement of UDENYCA®, or any of our biosimilar product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, or become unavailable, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Specifically, some of the pharmaceutical and biotechnology companies we expect to compete with include: Sandoz International GmbH (“Sandoz”), Amgen Inc. (“Amgen”), Pfizer Inc., Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan N.V. (“Mylan”), and Cinfa Biotech S.L. (“Cinfa”), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), ranibizumab (Lucentis), bevacizumab (Avastin), adalimumab (Humira) and aflibercept (Eylea).

UDENYCA® faces competition in the United States from Amgen, Mylan (with partner Biocon Ltd.), Sandoz, Pfizer, and may face completion from Amneal and Fresenius, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (Samsung Bioepis), and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG and Bosch + Lomb) have each disclosed the development for a Lucentis biosimilar candidate.

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

If other biosimilars of bevacizumab (Avastin), ranibizumab (Lucentis), aflibercept (Eylea) or adalimumab (Humira), are approved and successfully commercialized before our product candidates for these originator products, our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Avastin, Lucentis, Eylea or Humira. If other biosimilars of these branded biologics are approved and successfully commercialized before our biosimilar candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the United States of this biosimilar. Furthermore, in September 2018, the EC granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the E.U. granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

If an improved version of an originator product, such as Neulasta, Humira, Lucentis or Eylea, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

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

As of June 30, 2020, we had 306 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA® and CHS-1420, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA®, also excluding Argentina). We intend to seek commercialization partners for all products in Europe and other jurisdictions outside the U.S. (excluding certain Caribbean and Latin American countries).

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

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the United States Patent and Trademark Office (“USPTO”)  and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to UDENYCA® and our product candidates, including our in-licensed biosimilar candidates, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. On July 1, 2020, the U.S. Court of Appeals for the Federal Circuit issued a decision that affirmed the lower court’s decision upholding the validity of these patents.  As a result, we are discontinuing the development of CHS-0214 (our etanercept (Enbrel®) biosimilar candidate).

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

We are a party to certain non-exclusive intellectual property license agreements with certain vendors (pertaining to mammalian cell lines) and with AbbVie (pertaining to AbbVie’s intellectual property related to CHS-1420) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub. L. No. 111-148, 124 Stat. 119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, (the “BPCIA”), created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the United States or could substantially delay such launches. However, even if we elect not to implement this mechanism, the launch of our products in the United States could still be prevented or substantially delayed by intellectual property disputes with originator companies that market the reference products on which our biosimilar products are based.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 has completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development. We have not yet initiated clinical trials for CHS-2020 and the Innovent’s bevacizumab (Avastin) biosimilar. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, during FDA's review of Bioeq's 351(k) BLA for its ranibizumab (Lucentis) biosimilar, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its 351(k) BLA for this candidate in order to provide the requested data and resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, and it is possible that none of our other current or future product candidates will ever obtain regulatory approval.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, or conducting our planned clinical trials. Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. For example, we altered the manufacturing processes for CHS-1420 and will need to provide data to the FDA and foreign regulatory authorities demonstrating that the change in manufacturing process has not changed the product candidate. If we are unable to make that demonstration to the FDA or comparable foreign regulatory authorities, we could face significant delays or fail to obtain regulatory approval to market the product, which could significantly harm our business.

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

Under current E.U. regulations, an application for regulatory approval of a biosimilar drug cannot be submitted in the E.U. until expiration of an eight-year data exclusivity period for the reference (originator) product, measured from the date of the reference product’s initial marketing authorization. Furthermore, once approved, the biosimilar cannot be marketed until expiration of a ten-year period following the initial marketing authorization of the reference product, such ten-year period being extendible to 11 years if the reference product received approval of an additional therapeutic indication, within the first eight years following its initial marketing authorization, representing a significant clinical benefit in comparison with existing therapies. However, we understand that reference products approved prior to November 20, 2005 (which would include, for example, Humira and Neulasta, approved in the E.U. on August 9, 2003 and August 22, 2002, respectively) are subject to a ten-year period of data exclusivity. While the data exclusivity periods for Humira and Neulasta have now expired in Europe, these reference products are presently still subject to unexpired patents and such patents may or may not be susceptible to challenges to their validity and enforceability.

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

If other biosimilars of pegfilgrastim (Neulasta), bevacizumab (Avastin), ranibizumab (Lucentis), aflibercept (Eylea) or adalimumab (Humira), are determined to be interchangeable and our biosimilar candidates for these originator products are not, our business would suffer.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, “phishing” attacks, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/ or proprietary data, including including health-related information or other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. If we or any of our third-party collaborators were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, including health-related information, we may have to notify individuals, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party CROs and other third parties to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal information, including health-related information, we could incur liability and suffer reputational harm, and the development and commercialization of our products could be delayed. Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.

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

Privacy and data security have become significant issues in the United States, E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we may be subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and CCPA (defined below), and, in the E.U. and the EEA, Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data,. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however,  the nature of these additional measures is currently uncertain. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

The market price of our common stock has been highly volatile since our IPO and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through July 31, 2020 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of June 30, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 33% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of June 30, 2020, there were approximately 71.4 million shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of June 30, 2020, approximately 24.4 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of June 30, 2020, we reserved for future issuance under the 2016 Plan a total of 0.9 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in inline eXtensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 6, 2020	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)