Form 10-Q
period 2020-09-30
Coherus BioSciences, Inc.
filed 2020-11-05
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, 72,048,012 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	our expectations regarding our ability to develop and commercialize our bevacizumab (Avastin®) biosimilar candidate in the United States and Canada, including the anticipated three-way pharmacokinetic study, the planned additional analytical similarity characterizations and our plans to submit a 351(k) biologics license application (“BLA”) to the U.S. Food and Drug Administration (“FDA”);

●	whether our CHS-1420 (our adalimumab (Humira®) biosimilar candidate) trial results, data package or BLA will be sufficient to support domestic or global regulatory approval;

●	whether our ranibizumab (Lucentis®) biosimilar candidate partner, Bioeq AG (“Bioeq”), will be able to file a BLA and obtain regulatory approval in the United States or if we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon such approval;

●	whether we will be able to continue or choose to continue the development for CHS-2020 (our aflibercept (Eylea®) biosimilar candidate);

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, maintaining profitability for the future, as well as the 2020 and future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta®, Avastin®, Humira®, Lucentis® or Eylea®;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2020	2019
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$292,465	$177,668
Investments in marketable securities	210,966	—
Trade receivables, net	160,707	141,992
Inventory	35,247	9,807
Prepaid manufacturing	21,928	8,578
Other prepaid and other assets	5,607	4,964
Total current assets	726,920	343,009
Property and equipment, net	10,647	5,840
Inventory, non-current	50,717	45,264
Operating lease right-of-use assets	10,470	10,649
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	440	240
Other assets, non-current	976	362
Total assets	$803,733	$408,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,990	$25,985
Accrued rebates, fees and reserve	75,961	51,120
Accrued compensation	17,412	18,410
Accrued liabilities	23,446	17,258
Other current liabilities	4,623	2,196
Total current liabilities	133,432	114,969
Contingent consideration, non-current	102	102
Convertible notes due 2022	79,537	78,542
Convertible notes due 2022 - related parties	26,512	26,181
Convertible notes due 2026	222,718	—
Term loan	74,267	73,663
Lease liabilities, non-current	10,729	10,256
Other liabilities, non-current	705	—
Total liabilities	548,002	303,713
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	1,028,441	1,000,763
Accumulated other comprehensive loss	(255)	(558)
Accumulated deficit	(772,462)	(894,998)
Total stockholders' equity	255,731	105,214
Total liabilities and stockholders’ equity	$803,733	$408,927
(1)	The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Net product revenue	$113,551	$111,684	$365,405	$232,215
Operating expenses:
Cost of goods sold	9,000	6,447	25,994	9,273
Research and development	38,851	21,568	98,131	59,240
Selling, general and administrative	31,984	31,828	101,386	100,967
Total operating expenses	79,835	59,843	225,511	169,480
Income from operations	33,716	51,841	139,894	62,735
Interest expense (includes related party of $625 and $615 for the three months ended September 30, 2020 and 2019, respectively; and $1,867 and $1,839 for the nine months ended September 30, 2020 and 2019, respectively)	(5,656)	(4,469)	(15,495)	(13,118)
Other income, net	56	518	548	1,887
Net income before income taxes	28,116	47,890	124,947	51,504
Income tax provision	183	847	2,411	898
Net income	$27,933	47,043	$122,536	$50,606

Net income per share:
Basic	$0.39	$0.67	$1.72	$0.73
Diluted	$0.33	$0.63	$1.52	$0.69

Weighted-average number of shares used in computing net income per share:
Basic	71,649,350	69,877,693	71,138,973	69,501,835
Diluted	87,470,337	78,530,227	82,043,469	72,872,076

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$27,933	$47,043	$122,536	$50,606
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	6	—	18	—
Foreign currency translation adjustments, net of tax	(4)	59	285	(170)
Comprehensive income	$27,935	$47,102	$122,839	$50,436

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214
Issuance of common stock upon exercise of stock options	421,850	—	4,438	—	—	4,438
Issuance of common stock upon vesting of restricted stock units (RSUs)	10,000	—	—	—	—	—
Issuance of common stock upon 2019 bonus payout	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Stock-based compensation expense	—	—	9,945	—	—	9,945
Cumulative translation adjustment	—	—	—	608	—	608
Net income	—	—	—	—	35,572	35,572
Balances at March 31, 2020	70,882,994	7	1,016,644	50	(859,426)	157,275
Issuance of common stock upon exercise of stock options	289,241	—	3,305	—	—	3,305
Issuance of common stock under the employee stock purchase plan ("ESPP")	180,970	—	2,557	—	—	2,557
Stock-based compensation expense	—	—	9,686	—	—	9,686
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Unrealized gain in marketable securities	—	—	—	12	—	12
Cumulative translation adjustment	—	—	—	(319)	—	(319)
Net income	—	—	—		59,031	59,031
Balances at June 30, 2020	71,353,205	$7	$1,014,022	$(257)	$(800,395)	$213,377
Issuance of common stock upon exercise of stock options	598,577	—	4,962	—	—	4,962
Issuance of common stock upon vesting of restricted stock units (RSUs)	72,584	—	—	—	—	—
Stock-based compensation expense	—	—	9,457	—	—	9,457
Unrealized gain in marketable securities	—	—	—	6	—	6
Cumulative translation adjustment	—	—	—	(4)	—	(4)
Net income	—	—	—	—	27,933	27,933
Balances at September 30, 2020	72,024,366	$7	$1,028,441	$(255)	$(772,462)	$255,731

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

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income	$122,536	$50,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,048	2,204
Stock-based compensation expense	28,287	26,319
Non-cash accretion of discount on marketable securities	(103)	(142)
Non-cash interest expense from amortization of debt discount	2,492	1,726
Excess and obsolete inventory	—	410
Other non-cash adjustments	422	(1)
Non-cash operating lease expense	1,567	1,305
Upfront and milestone based license fee payments to Innovent	7,500	—
Changes in operating assets and liabilities:
Trade receivables, net	(18,885)	(89,646)
Inventory	(30,053)	(31,151)
Prepaid manufacturing	(13,350)	2,525
Other prepaid and current assets	(171)	(653)
Other assets, non-current	(614)	(500)
Accounts payable	(13,108)	(1,436)
Accrued rebates, fees and reserve	24,841	37,121
Accrued compensation	1,380	4,162
Accrued and other liabilities	5,521	9,416
Lease liabilities	6	(1,590)
Other liabilities, non-current	705	(30)
Net cash provided by operating activities	121,021	10,645
Investing activities
Purchases of property and equipment	(6,279)	(1,435)
Proceeds from disposal of property and equipment	167	—
Purchases of investments in marketable securities	(273,845)	(20,235)
Proceeds from maturities of investments in marketable securities	63,000	15,000
Upfront and milestone based license fee payments to Innovent	(7,500)	—
Net cash used in investing activities	(224,457)	(6,670)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	—	8,153
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	222,156	—
Purchase of capped call options related to Convertible Notes due 2026	(18,170)	—
Proceeds from term loan, net of issuance costs	—	72,955
Proceeds from issuance of common stock upon exercise of stock options	13,014	5,184
Proceeds from purchase under the employee stock purchase plan	2,557	1,878
Taxes paid related to net share settlement of bonus payout in RSUs	(880)	—
Other financing activities	(244)	—
Net cash provided by financing activities	218,433	88,170
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(170)
Net increase in cash, cash equivalents and restricted cash	114,997	91,975
Cash, cash equivalents and restricted cash at beginning of period	177,908	73,191
Cash, cash equivalents and restricted cash at end of period	$292,905	$165,166
Supplemental disclosure of cash flow information
Non-cash bonus payment settled in common stock	1,498	1,350
Right-of-use assets obtained in exchange for lease obligations related to operating leases	1,388	5,267
Right-of-use assets obtained in exchange for lease obligations related to finance leases	1,771	—

See accompanying notes to condensed consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company”, “Coherus”, “we”, our” or “us”) is a commercial-stage biotherapeutics company, focused on the biosimilar market primarily in the United States. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s biosimilar pipeline comprises of four biosimilar drugs, CHS-1420 (an adalimumab (Humira®) biosimilar), CHS-2020 (an aflibercept (Eylea®) biosimilar), a ranibizumab (Lucentis®) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, and a bevacizumab (Avastin®) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd.

The Company commercializes UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries as of September 30, 2020: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”), and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

During the second quarter of 2020, the Company identified that certain of its commercial payer invoices were erroneously overstated. The Company received a refund of $7.5 million from these payers related to fiscal year 2019. Additionally, the Company recorded an adjustment during the second quarter of 2020 to decrease accrued payer rebates by $5.8 million primarily related to the first quarter of 2020 based on the revised methodology after such invoice overstatements were corrected.  These adjustments increased net product revenue by $0 and $13.3 million for the three and nine months ended September 30, 2020, respectively. These adjustments resulted in an increase in net income per share (basic) of $0 and $0.19 during the three and nine months ended September 30, 2020, respectively and an increase in net income per share (diluted) of $0 and $0.16 during the three and nine months ended September 30, 2020, respectively. Accrued commercial payer rebates of $23.7 million and $14.0 million were recorded in accrued rebates, fees and reserve as of September 30, 2020 and December 31, 2019, respectively, in the condensed consolidated balance sheet.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets and which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$292,465	$165,116
Restricted cash	—	50
Restricted cash - non-current	440	—
Total cash, cash equivalents and restricted cash	$292,905	$165,166

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

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2020.

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

2.       Fair Value Measurements

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$278,258	$278,258	$—	$—
Restricted cash (money market funds)	440	440	—	—
Corporate notes and Commercial paper	36,993	—	36,993	—
U.S. government agency securities	186,971	186,971	—	—
Total financial assets	$502,662	$465,669	$36,993	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$155,523	$155,523	$—	$—
Restricted cash (money market funds)	240	240	—	—
Total financial assets	$155,763	$155,763	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Cash equivalents, investments in marketable securities, which are classified as available-for-sale securities, and restricted cash, consisted of the following (in thousands):

	September 30, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$278,258	$—	$—	$278,258
Corporate notes and commercial paper	12,998	—	—	12,998
Classified as cash equivalents	$291,256	$—	$—	$291,256

Corporate notes and Commercial paper	$23,995	$—	$—	$23,995
U.S. government agency securities	186,953	18	—	186,971
Classified as investments in marketable securities	$210,948	$18	$—	$210,966

Restricted cash (money market funds)	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

	December 31, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$155,523	$—	$—	$155,523
Classified as cash equivalents	$155,523	$—	$—	$155,523

Restricted cash (money market funds)	$240	$—	$—	$240
Classified as restricted cash	$240	$—	$—	$240

As of September 30, 2020, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in available-for-sale marketable securities as of September 30, 2020 was approximately 4.7 months. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of credit losses in the three and nine months ended September 30, 2020 and 2019.

1.5% Convertible Notes due 2026

The estimated fair value of the 1.5% Convertible Notes due 2026, which the Company issued in April 2020 (see Note 7) is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes due 2026 is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes due 2026 was approximately $268.2 million (par value $230.0 million) as of September 30, 2020.

8.2% Convertible Notes due 2022

The estimated fair value of the 8.2% Convertible Senior Notes due 2022, which the Company issued in February 2016 (see Note 7) is based on an income approach. The estimated fair value was approximately $112.8 million (par value $100.0 million) as of September 30, 2020 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 7) of $75 million as of September 30, 2020 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value.

3.           Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw Materials	$5,388	$5,089
Work in process	64,039	43,446
Finished goods	16,537	6,536
Total	$85,964	$55,071

Balance sheet classifications (in thousands):

	September 30,	December 31,
	2020	2019
Inventory	$35,247	$9,807
Inventory, non-current	50,717	45,264
Total	$85,964	$55,071

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheet. As of September 30, 2020 and December 31, 2019, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $21.9 million and $8.6 million included in current assets on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively, includes prepayments of $13.2 million and $7.2 million as of September 30, 2020 and December 31, 2019, respectively, made to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months.

4.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$13,660	$12,611
Computer equipment and software	2,256	2,923
Furniture and fixtures	1,255	714
Leasehold improvements	5,670	4,388
Finance lease right of use assets	1,554	—
Construction in progress	2,122	1,500
Total property and equipment	26,517	22,136
Accumulated depreciation and amortization	(15,870)	(16,296)
Property and equipment, net	$10,647	$5,840

Depreciation and amortization expense was $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical and manufacturing	$13,374	$7,106
Accrued other	10,072	10,152
Accrued liabilities	$23,446	$17,258

5.        Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $113.6 million and $365.4 million during the three and nine months ended September 30, 2020, respectively, and $111.7 million and $232.2 million during the three and nine months ended September 30, 2019, respectively.

Revenue by significant Customer was distributed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	Percent of Total	Percent of Total	Percent of Total	Percent of Total
McKesson	37%	43%	38%	43%
AmeriSource-Bergen Corp	39%	29%	38%	30%
Cardinal	22%	26%	22%	25%
Others	2%	2%	2%	2%
Total revenue	100%	100%	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Nine Months Ended September 30, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	323,070	80,264	85,664	488,998
Prior period	(611)	(2,884)	(6,268)	(9,763)
Payments and customer credits issued	(332,745)	(58,102)	(74,106)	(464,953)
Balance at September 30, 2020	$24,873	$46,772	$29,784	$101,429

	Nine Months Ended September 30, 2019
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Provision related to current period sales	138,082	22,748	45,176	206,006
Payments and customer credits issued	(107,719)	(4,745)	(25,447)	(137,911)
Balance at September 30, 2019	$30,363	$18,003	$19,729	$68,095

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying condensed consolidated balance sheets.

6. License Agreements

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded an upfront and a milestone payment aggregating to €10.0 million ($11.1 million) as research and development expense in the fourth quarter of 2019. The Company is obligated to pay Bioeq an aggregate of up to €25.0 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of September 30, 2020 and December 31, 2019, the Company did not have any outstanding obligations for milestones and royalties to Bioeq.

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

Under the agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $2.5 million and $7.5 million during the three and nine months ended September 30, 2020, respectively, related to an upfront payment and a milestone payment for the bevacizumab Licensed Product. As of September 30, 2020 the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee or manufacturing technology transfer fee will be incurred or when royalties are due.

7.       Convertible Notes and Term Loan

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

As of September 30, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

The following table summarizes information about the components of the 2026 Convertible Notes (in thousands):

September 30,
2020
Principal amount of the 2026 Convertible Notes	$230,000
Unamortized debt discount and debt issuance costs	(7,282)
Total 2026 Convertible Notes	$222,718

If the 2026 Convertible Notes were to be converted on September 30, 2020, the holders of the 2026 Convertible Notes would receive common shares with an aggregate value of $219 million based on the Company’s closing stock price of $18.34 as of September 30, 2020.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Stated coupon interest	$863	$1,572
Accretion of debt discount and debt issuance costs	309	562
Total interest expense	$1,172	$2,134

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $7.3 million as of September 30, 2020, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 5.5 years. The annual effective interest rate is 2.11% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of September 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,706
2021	3,450
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	250,681
Less amount representing interest	(20,681)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(7,282)
Net carrying amount of 2026 Convertible Notes	$222,718

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

The 2022 Convertible Notes contain customary negative covenants and events of default (as defined in the Note Purchase Agreement (as defined below)), the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Note. As of September 30, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

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

The following table summarizes information about the components of the 2022 Convertible Notes (in thousands):

	September 30,	December 31,
	2020	2019
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(2,213)	(3,208)
2022 Convertible Notes	$79,537	$78,542
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(738)	(1,069)
2022 Convertible Notes - related parties	$26,512	$26,181
Total 2022 Convertible Notes	$106,049	$104,723

If the 2022 Convertible Notes were to be converted on September 30, 2020, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $82.1 million based on the Company’s closing stock price of $18.34.

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stated coupon interest	$1,538	$1,538	$4,614	$4,613
Accretion of debt discount and debt issuance costs	340	309	996	906
Interest expense	$1,878	$1,847	$5,610	$5,519
Stated coupon interest - related parties	$512	$512	$1,536	$1,537
Accretion of debt discount and debt issuance costs - related parties	113	103	331	302
Interest expense - related parties	$625	$615	$1,867	$1,839
Total interest expense	$2,503	$2,462	$7,477	$7,358

The remaining unamortized debt discount and debt offering costs related to the Company’s 2022 Convertible Notes of approximately $3.0 million as of September 30, 2020, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of 1.5 years. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of September 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$2,050
2021	8,200
2022	111,050
Total minimum payments	121,300
Less amount representing interest	(12,300)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(2,951)
Net carrying amount of 2022 Convertible Notes	$106,049

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR. Pursuant to the terms of the Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019 were in excess of $250.0 million. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2020, the effective interest rate is 10.47%.

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

The following table summarizes information about the components of the Term Loan (in thousands):

	September 30,	December 31,
	2020	2019
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(733)	(1,337)
Term Loan	$74,267	$73,663

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stated coupon interest	$1,773	$1,821	$5,280	$5,242
Accretion of debt discount and debt issuance costs	208	186	604	518
Interest expense	$1,981	$2,007	$5,884	$5,760

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $0.7 million as of September 30, 2020, will be amortized using the effective rate over the remaining term of the Term Loan of 4.25 years.

Future payments on the Term Loan as of September 30, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,773
2021	7,034
2022	7,034
2023	39,187
2024	36,072
2025	11,348
Total minimum payments	102,448
Less amount representing interest	(24,448)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(3,733)
Net carrying amount of Term Loan	$74,267

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of September 30, 2020, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2020	$8,813
2021	38,195
2022	9,573
2023	3,386
Total obligations	$59,967

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

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases 41 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases.

In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available on January 1, 2019 (adoption date of ASC 842) for the leases that commenced prior to that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

The supplemental information related to Company’s leases is as follows (in thousands):

		September 30,	December 31,
Assets	Balance Sheet Classification	2020	2019
Operating lease	Operating lease right-of-use assets	$10,470	$10,649
Finance lease	Property and equipment, net	1,554	—
Total leased assets		$12,024	$10,649

		September 30,	December 31,
Liabilities	Balance Sheet Classification	2020	2019
Operating lease liabilities, current	Other current liabilities	$2,510	$2,196
Operating lease liabilities, non-current	Lease liabilities, non-current	9,743	10,256
Total operating lease liabilities		$12,253	$12,452

Finance lease liabilities, current	Other current liabilities	$541	$—
Finance lease liabilities, non-current	Lease liabilities, non-current	986	—
Total finance lease liabilities		$1,527	$0

Operating lease costs were $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of the operating lease liabilities for the three months ended September 30, 2020 and 2019 was $0.8 million and $0.7 million, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the maturities of the operating and finance lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases	Finance leases
Remainder of 2020	$852	$156
2021	3,425	610
2022	3,293	610
2023	3,438	271
2024	2,888	—
2025 and beyond	700	—
Total lease payments	14,596	1,647
Less imputed interest	(2,343)	(120)
Operating lease liabilities	$12,253	$1,527

As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term for operating leases was 4.3 years and 4.7 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.1% and 8.2% as of September 30, 2020 and December 31, 2019, respectively. The weighted average remaining lease term for finance leases was 2.7 years as of September 30, 2020. The weighted average discount rate used to determine the finance lease liabilities was 5.8% as of September 30, 2020.

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

Stock-Based Compensation

The stock-based compensation expense recorded related to options and restricted stock units granted to employees and nonemployees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold (1)	$175	$27	$396	$70
Research and development	3,231	3,805	10,315	10,427
Selling, general and administrative	5,902	4,958	17,576	15,822
	$9,308	$8,790	$28,287	$26,319

Capitalized stock-based compensation expense into inventory	$324	$435	$1,196	$1,267

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

The following table sets forth the computation of the basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net income per share
Numerator:
Net income	$27,933	$47,043	$122,536	$50,606
Denominator:
Weighted-average common shares outstanding	71,649,350	69,877,693	71,138,973	69,501,835
Basic net income per share	$0.39	$0.67	$1.72	$0.73
Diluted net income per share
Numerator:
Net income	$27,933	$47,043	$122,536	$50,606
Add interest expense on 2026 convertible notes, net of tax	1,172	2,462	2,134	—
Numerator for diluted net income per share	$29,105	$49,505	$124,670	$50,606
Denominator:
Denominator for basic net income per share	71,649,350	69,877,693	71,138,973	69,501,835
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	3,641,721	4,165,666	3,505,479	3,353,962
Restricted stock units	237,114	12,997	143,146	16,279
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	4,473,871	7,255,871	—
Denominator for diluted net income per share	87,470,337	78,530,227	82,043,469	72,872,076
Diluted net income per share	$0.33	$0.63	$1.52	$0.69

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options, including purchases from contributions to ESPP	9,397,713	6,465,093	9,269,082	10,284,369
Restricted stock units	—	10,750	7,217	3,623
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	—	4,473,871	4,473,871
Total	13,871,584	6,475,843	13,750,170	14,761,863

12.      Income Taxes

The Company recorded income tax provision of $0.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, which comprised of state taxes in jurisdictions outside of California for which the Company has a limited operating history. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period in accordance with ASC 740-270. The income tax provision differs from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against the Company’s federal deferred tax assets, which reduced the Company’s net tax expense. The Company maintains a full valuation allowance against its net deferred tax assets due to the Company’s history of losses.

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

13.      Related Party Transactions

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

Overview

We are a commercial-stage biotherapeutics company focused on the biosimilar market primarily in the United States. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of various structural and biologic properties, as well as in terms of safety and efficacy. Our goal is to become a leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production, clinical-regulatory development and commercialization.

We initiated U.S. sales of UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor in January 2019.

Our pipeline includes the following product candidates:

Oncology Pipeline

●	Bevacizumab (Avastin®) biosimilar and option to license Rituximab (Rituxan®) biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”, and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin®) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, which is the prevention or amelioration of any human diseases and conditions as included in the label of Avastin®. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations in the United States and Canada.

We anticipate performing a three-way pharmacokinetic (“PK”) study using Avastin® drug product from the United States, Avastin® drug product from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to submitting a BLA for a biosimilar product candidate, or a 351(k) BLA, with the FDA.

Immunology Pipeline

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

Ophthalmology Pipeline

●	Ranibizumab (Lucentis®) Biosimilar. On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”) for the commercialization of a biosimilar version of ranibizumab (Lucentis®) in certain dosage forms in both a vial and pre-filled syringe presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize Bioeq’s biosimilar to ranibizumab in the field of ophthalmology (and any other approved labelled indication) in the United States.

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as Lucentis® (ranibizumab) and met its primary endpoint in a wet age-related macular degeneration (“wet AMD”) Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. As a result, Bioeq decided to withdraw its 351(k) BLA for this candidate and provide the requested data. Bioeq plans to meet with the FDA in the first quarter of 2021 to present this information and determine the timing of resubmission of the 351(k) BLA.

●	CHS-2020 (our aflibercept (Eylea®) biosimilar candidate). CHS-2020 is in preclinical development. We have completed certain preclinical activities for CHS-2020, including process development and preliminary biosimilarity exercises, and we have initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply. We project the initiation of a Phase 3 study for CHS-2020 in 2021, and if this study meets its primary endpoint and the FDA approves, we project a commercial launch of CHS-2020 in 2025.

Small Molecule Pipeline

●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a potential novel, first-in-class, well-tolerated, once-daily oral drug candidate for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In June 2019, we opened an investigational new drug application with the FDA for CHS-131 and we initiated a clinical program for CHS-131 in the third quarter of 2019. We are seeking strategic alternatives to finance this program externally.

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

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and our convertible notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our notes and our common stock.

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved by the U.S. FDA in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $113.6 million and $111.7 million during the three months ended September 30, 2020 and 2019, respectively, and $365.4 million and $232.2 million during the nine months ended September 30, 2020 and 2019, respectively.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA®, as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. We anticipate that our research and development expense will increase moderately in the fourth quarter of 2020 as a result of performing certain activities associated with the planned submission of a BLA for CHS-1420, as well as other pipeline activities.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 27, 2020. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Revenue:
Net product revenue	$113,551	$111,684	$1,867	$365,405	$232,215	$133,190

Net product revenue for the three and nine months ended September 30, 2020 was $113.6 million and $365.4 million, respectively, compared to $111.7 million and $232.2 million for the three and nine months ended September 30, 2019, respectively. The increases were primarily due to an increase in the number of units of UDENYCA® sold, which was partially offset by an increase in discounts and allowances incurred during the three and nine months ended September 30, 2020.

During the second quarter of 2020, we identified that certain of our commercial payer invoices were erroneously overstated. We received a refund of $7.5 million from these payers related to fiscal year 2019. Additionally, we recorded an adjustment during the second quarter of 2020 to decrease accrued payer rebates by $5.8 million primarily related to the first quarter of 2020 based on the revised methodology after such invoice overstatements were corrected. These adjustments increased net product revenue by $0 and $13.3 million for the three and nine months ended September 30, 2020, respectively.

We expect our product revenue to remain relatively unchanged or increase modestly through the end of 2020.

Cost of goods sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Cost of goods sold	$9,000	$6,447	$2,553	$25,994	$9,273	$16,721
Gross margin	92%	94%	(2)%	93%	96%	(3)%

The cost of goods sold was $9.0 million and $26.0 million for the three and nine months ended September 30, 2020 compared to $6.4 million and $9.3 million for the three and nine months ended September 30, 2019, respectively.  Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years. A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred.  The costs associated with this inventory were approximately $8.2 million and $24.9 million at September 30, 2020 and December 31, 2019, respectively, with estimated associated sales value of approximately $141.3 million and $412.5 million, respectively, based on our current average net selling price for the three months ended September 30, 2020. The cost basis of product sold that was expensed prior to approval, was approximately $5.3 million and $5.7 million for the three months ended September 30, 2020 and 2019, respectively and $15.9 million and $11.2 million for the nine months ended September 30, 2020 and 2019, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a corresponding decrease in gross margin during such period. We expect to utilize the inventory expensed prior to approval of UDENYCA® by the first quarter of 2021. Subsequent to using our entire zero cost inventory, we estimate cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage, including the mid-single digit royalty cost on net product revenue.

Cost of goods sold for the nine months ended September 30, 2019 included a write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to moderately decrease during the remainder of 2020 as a result of decreasing net revenue per unit sold in response to competitive pressure.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Research and development	$38,851	$21,568	$17,283	$98,131	$59,240	$38,891

Research and development expense for the three months ended September 30, 2020 was $38.9 million compared to $21.6 million for the same period in 2019, an increase of $17.3 million. The increase in research and development expense was primarily due to the following:

●	an increase of $4.5 million in costs for CHS-1420 related to the preparation of our planned BLA submission for CHS-1420 and activities related to inspection readiness;
●	an increase of $4.5 million in costs for CHS-2020 as we initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply;
●	a milestone-based license fee payment of $2.5 million to Innovent pursuant to the Innovent Agreement;

●	an increase of $3.0 million in costs related to the development of our other biosimilar product candidates;
●	an increase of $2.5 million related to the on-body device development for UDENYCA®;
●	an increase of $1.3 million in facilities, supplies and materials and other infrastructure to support our research and development programs; and
●	an increase of $1.0 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs.

The increase in research and development expense for the three months ended September 30, 2020 was partially offset by a decrease of $2.2 million in CHS-131 related costs incurred in 2019 in connection with opening an initial new drug (“IND”) application with the FDA and the initiation of a clinical program.

We expect our research and development expense to increase moderately during the remainder of 2020 as our product candidates advance through clinical development or the regulatory approval process.

Research and development expense for the nine months ended September 30, 2020 was $98.1 million compared to $59.2 million for the same period in 2019, an increase of $38.9 million. The increase in research and development expense was primarily due to the following:

●	an increase of $11.6 million in costs for CHS-1420 related to the preparation of our planned BLA submission for CHS-1420 and activities related to inspection readiness;
●	an increase of $11.5 million in costs for CHS-2020 as we initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply;
●	upfront and milestone-based license fee payments of $7.5 million to Innovent pursuant to the Innovent Agreement;
●	an increase of $5.5 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
●	an increase of $2.5 million in facilities, supplies and materials and other infrastructure to support our research and development programs; and
●	an increase of $1.8 million in costs related to the development of our other biosimilar product candidates.

The increase in research and development expense for the nine months ended September 30, 2020 was partially offset by a decrease of $2.3 million in CHS-131 related costs incurred in 2019 in connection with opening an IND application with the FDA and the initiation of a clinical program.

Selling, General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Selling, general and administrative	$31,984	$31,828	$156	$101,386	$100,967	$419

Selling, general and administrative expense for the three months ended September 30, 2020 was $32.0 million compared to $31.8 million for the three months ended September 30, 2019, an increase of $0.2 million. The increase in selling, general and administrative expense was primarily due to an increase of $2.6 million in personnel, consulting and other related expenses attributable to an increase in sales force personnel and related commercial functions to support the continued growth in UDENYCA® sales. The increase was partially offset by a decrease of $2.4 million in travel, offsite conference and training related expenses as a result of shelter-in-place response to COVID-19.

We expect selling, general and administrative expense to stay relatively constant during the remainder of 2020.

Selling, general and administrative expense for the nine months ended September 30, 2020 was $101.4 million compared to $101.0 million for the nine months ended September 30, 2020, an increase of $0.4 million. The increase was primarily due to the following:

●	a net increase of $6.6 million for personnel, consulting, professional services and other related expenses due to an increase in sales force personnel and related commercial functions to support the continued growth in UDENYCA® sales, which was partially offset by a decrease in travel expenses as a result of shelter-in-place response to COVID-19; and
●	an increase of $2.2 million in facilities, supplies and materials and other infrastructure related expenses to support our growing commercial infrastructure for UDENYCA®.

These increases were partially offset by a decrease of $8.4 million in legal costs related to entering into a legal settlement with Amgen in May 2019.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Interest expense	$5,656	$4,469	$1,187	$15,495	$13,118	$2,377

Interest expense for the three months ended September 30, 2020 was $5.7 million compared to $4.5 million for the same period in 2019, an increase of $1.2 million. Interest expense for the nine months ended September 30, 2020 was $15.5 million compared to $13.1 million for the same period in 2019, an increase of $2.4 million. The increase in interest expense for both periods is primarily due to the interest related to our 2026 Convertible Notes that were issued in April 2020.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

	(in thousands)
Income tax provision	$183	$847	$(664)	$2,411	$898	$1,513

Income tax provision for the three months ended September 30, 2020 was $0.2 million compared to $0.8 million for the same period in 2019, a decrease of $0.7 million. Income tax provision for the nine months ended September 30, 2020 was $2.4 million compared to $0.9 million for the same period in 2019, an increase of $1.5 million. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. Income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The income tax provision differed from the U.S. federal statutory rate of 21% primarily due to effect of change in the valuation allowance against our federal deferred tax assets, which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the three and nine months ended September 30, 2020 and for the year ended December 31, 2019, we  previously generated significant operating losses since our inception. We have funded our operations primarily through the issuance of convertible debt, public equity financings, private sales of our convertible preferred stock, proceeds from credit facilities and payments received under our collaboration and license agreements.

As of September 30, 2020, we had an accumulated deficit of $772.5 million, cash, cash equivalents of $292.5 million and investments in marketable securities of $211.0 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. Although we are profitable for the three and nine months ended September 30, 2020, we may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$121,021	$10,645
Net cash used in investing activities	(224,457)	(6,670)
Net cash provided by financing activities	218,433	88,170
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(170)
Net increase in cash, cash equivalents and restricted cash	$114,997	$91,975

Net cash provided by operating activities

Cash provided by operating activities was $121.0 million for the nine months ended September 30, 2020, which was primarily due to the following:

●	net income of $122.5 million;
●	an increase in accrued rebates, fees and reserve of $24.8 million as a result of continued growth in UDENYCA® sales;
●	upfront and milestone-based license fee payments of $7.5 million to Innovent are being reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;

●	non-cash charges related to stock-based compensation of $28.3 million and depreciation and amortization of property and equipment of $2.0 million, non-cash interest expense from amortization of debt issuance discounts of $2.5 million, non-cash operating lease expense of $1.6 million, other non-cash adjustments of $0.4 million;
●	an increase in accrued and other liabilities of $5.5 million primarily due to contract manufacturing accruals related to our research and development programs;
●	an increase in accrued compensation of $1.4 million primarily due to bonus accrual for the nine months ended September 30, 2020 partially offset by the settlement of 2019 bonus payout; and
●	An increase in other non-current liabilities of $0.7 million primarily due to deferral of certain payroll tax liabilities under the CARES act.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $18.9 million primarily due to the timing of payment from our customers;
●	an increase in inventory of $30.1 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet future demand for UDENYCA®;
●	an increase in prepaid manufacturing services and other assets, non-current of $14.0 million to secure drug production runs scheduled for 2020 and 2021; and
●	a decrease in accounts payable of $13.1 million primarily due to the timing of receiving and processing invoices from our vendors.

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2019, which was primarily due to the following:

●	net income of $50.6 million;
●	an increase in accrued rebates, fees and reserve of $37.1 million as a result of initiating UDENYCA® sales;
●	non-cash charges related to stock-based compensation of $26.3 million and depreciation and amortization of property and equipment of $2.2 million, non-cash interest expense from amortization of debt issuance discounts of $1.7 million, non-cash operating lease expense of $1.3 million and excess and obsolete inventory of $0.4 million;
●	an increase in accrued and other liabilities of $9.4 million primarily due to our accruals for our UDENYCA® manufacturing and accrued royalty expense;
●	an increase in accrued compensation of $4.2 million primarily due to increased compensation and bonus accrual associated with our UDENYCA® sales force; and
●	a decrease in prepaid manufacturing services of $2.5 million as we utilized the prepayment for the manufacturing activities of UDENYCA®.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $89.6 million due to initiating sales of UDENYCA® on January 3, 2019;
●	an increase in inventory of $31.2 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
●	a decrease in lease liabilities of $1.6 million due to the lease payments for the nine months ended September 30, 2019 and amortization;
●	a decrease in accounts payable of $1.4 million primarily due to legal invoices as we settled the trade secret action with Amgen, partially offset by increase in commercial related activities for UDENYCA®. The decrease is also due to the timing of receiving and processing invoices;
●	an increase in other prepaid and current assets of $0.7 million primarily due to prepaid commercial activities to support UDENYCA® and the timing of vendor invoices; and
●	an increase in other assets, non-current of $0.5 million primarily due to the security deposit as a result of amending our operating lease agreement in September 2019.

Net cash used in investing activities

Cash used in investing activities of $224.5 million for the nine months ended September 30, 2020 was primarily due to purchases of investments in marketable securities of $273.8 million, upfront and milestone-based license fee payments of $7.5 million to Innovent and purchases of property and equipment of $6.3 million partially offset by the proceeds from maturities of investments in marketable securities of $63.0 million.

Cash used in investing activities of $6.7 million for the nine months ended September 30, 2019 was primarily due to the purchase of short-term investments in marketable securities of $20.2 million and purchases of property and equipment of $1.4 million, which was partially offset by proceeds from maturities of short-term investments of $15.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $218.4 million for the nine months ended September 30, 2020 was primarily due to $222.2 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $13.0 million proceeds from the exercise of stock options and $2.6 million proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) partially offset by $18.2 million of capped call option purchases related to 2026 Convertible Notes and $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

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

Contractual Obligations

As of September 30, 2020, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2019, except for the 2026 Convertible Notes that we issued in

April 2020. See “Note 7. Convertible Notes and Term Loan” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the financing.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we had cash and cash equivalents and investments in marketable securities of $503.4 million consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease (“COVID-19”). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies, including, but not limited to:

●	decreased sales of UDENYCA®;
●	our ability to maintain or expand the commercial use of UDENYCA® due to, among other factors, healthcare providers, payers and patients not utilizing or adopting UDENYCA® due to resources being strained or otherwise focused on the COVID-19 pandemic and our sales team efficacy in selling UDENYCA® being limited due to such strained resources or other factors such as travel restrictions;
●	fewer individuals undertaking or completing cancer treatments, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
●	our third-party contract manufacturers and logistics providers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of UDENYCA® or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines; and
●	limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness of employees or their families.

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

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and the notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our notes and our common stock.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have limited history of profitability.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including net losses of $209.4 million for the year ended December 31, 2018. However, while we did generate net income of $89.8 million for the year ended December 31, 2019 and we have generated net income of $27.9 million and $122.5 million for the three and nine months ended September 30, 2020, respectively, it is uncertain that we will remain profitable every quarter or every year going forward as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of September 30, 2020, we had an accumulated deficit of $772.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

For example, we completed several clinical studies with our lead product, UDENYCA® (pegfilgrastim-cbqv), before the FDA approved UDENYCA® as a biosimilar to Neulasta on November 2, 2018. We have completed several clinical studies with CHS-1420 (our adalimumab (Humira) biosimilar candidate), which has yet to be approved. We also completed several clinical studies for CHS-0214 (our etanercept (Enbrel) biosimilar candidate), which we then subsequently discontinued.

We have not yet initiated clinical trials for CHS-2020 or any other future products which may be developed. We anticipate we will incur certain development and pre-commercial expenses for the Lucentis biosimilar candidate, which we licensed from Bioeq in November 2019, and for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020.

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

Further, the net loss or net income we incur may fluctuate significantly from quarter-to-quarter and year-to-year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year due to factors including the timing of clinical trials, any litigation that we may initiate or that may be initiated against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder.

We may be unable to maintain or increase profitability.

Although we reported net income of $89.8 million for the year ended December 31, 2019 and $27.9 million and $122.5 million for the three and nine months ended September 30, 2020, respectively, we may not be able to maintain or increase profitability, and we are unable to predict the extent of our long-range future profits or losses. The amount of net income or net loss will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We continue to dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of September 30, 2020, our cash and cash equivalents were $292.5 million and investments in marketable securities were $211.0 million. We expect that our existing cash, cash equivalents, investments in marketable securities and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and to a lesser extent, through recent product sales of UDENYCA®.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA®, and to compete against Neulasta, Neulasta Onpro® and new and existing commercial pegfilgrastim biosimilar products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our credit facilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA®;
●	competing against current and future pegfilgrastim products;

●	healthcare providers, payers, and patients adopting our product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Market acceptance of UDENYCA®, and our other future product candidates, if approved, will not be fully known until after it is launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar product candidates. Our efforts to educate the medical community and third-party payers on the benefits of the product candidates may require significant resources, may be under-resourced compared to large well-funded pharmaceutical entities and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to remain profitable.

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

Specifically, some of the pharmaceutical and biotechnology companies we expect to compete with include: Sandoz International GmbH (“Sandoz”), Amgen Inc. (“Amgen”), Pfizer Inc., Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan N.V. (“Mylan”), and Cinfa Biotech S.L. (“Cinfa”, a subsidiary of Mundipharma), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), ranibizumab (Lucentis), bevacizumab (Avastin), adalimumab (Humira) and aflibercept (Eylea).

UDENYCA® faces competition in the United States from Amgen, Mylan (with partner Biocon Ltd.), Sandoz, Pfizer, and may face completion from Amneal and Fresenius, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (Samsung Bioepis), and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG and Bausch + Lomb) have each disclosed the development for a Lucentis biosimilar candidate.

Our bevacizumab (Avastin) biosimilar candidate licensed from Innovent may face competition in the United States from Genentech (the manufacturer of Avastin) as well as Amgen and Pfizer, each of which have initiated the commercial launch of an Avastin biosimilar.

Similarly, CHS-1420, our adalimumab (Humira) biosimilar may face competition from AbbVie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. There are five adalimumab biosimilar products FDA-approved in the United States and Fujifilm and Fresenius are companies that have each disclosed development plans for a Humira biosimilar candidate. As a result of number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve topline sales between $500 million to $1.0 billion for CHS-1420 in the United States, if approved.

CHS-2020 may face competition in the United States from Regeneron Pharmaceuticals, Inc. (the manufacturer of Eylea), as well as Johnson & Johnson (in collaboration with Mylan), Biogen (in collaboration with Samsung Bioepis), Amgen, Santo Holding GmbH (in collaboration with Formycon AG), Alteogen Inc., and Sam Chun Dang Pharm Co., Ltd, each of which has disclosed development plans for an Eylea biosimilar candidate.

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

As of September 30, 2020, we had 306 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error; and
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced, and potentially exacerbated by climate change.

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

Any adverse developments affecting manufacturing operations for our product candidates, including due to sudden or long-term changes in weather patterns, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

We currently engage single suppliers for manufacture, clinical trial services, formulation development and product testing of our product candidates. The loss of any of these suppliers or vendors could materially and adversely affect our business.

For UDENYCA® and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma, Inc. for long-term commercial manufacturing of UDENYCA®. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

The inherent variability in protein structure from one production lot to another is a fundamental consideration with respect to establishing biosimilarity to an originator product to support regulatory approval requirements. For example, the glycosylation of the protein, meaning the manner in which sugar molecules are attached to the protein backbone of a therapeutic protein when it is produced in a living cell, is critical to therapeutic efficacy, half-life, efficacy and even safety of the therapeutic and is therefore a key consideration for biosimilarity. Defining and understanding the variability of an originator molecule in order to match its glycosylation profile requires significant skill in cell biology, protein purification and analytical protein chemistry. Furthermore, manufacturing proteins with reliable and consistent glycosylation profiles at scale is challenging and highly dependent on the skill of the cell biologist and process scientist.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we intend to introduce biosimilar versions, such as Amgen, AbbVie and Genentech and Regeneron, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

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

Examples of submarine patents include Brockhaus, et al., U.S. patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. On July 1, 2020, the U.S. Court of Appeals for the Federal Circuit issued a decision that affirmed the lower court’s decision upholding the validity of these patents.  As a result, we discontinued the development of CHS-0214 (our etanercept (Enbrel®) biosimilar candidate).

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta and Enbrel. Senior members of our commercial team who will be responsible for any launch of our Neulasta biosimilar formerly held positions at Amgen. Our board of directors and scientific advisory board include members that were former employees of Genentech, Amgen and Abbott Laboratories. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar product candidates and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third party patents.

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

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. We cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the “first-to-file” laws in the United States and the EU, such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and remain subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be interpreted and implemented, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDA. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In order to market our products in the E.U., the U.S. and other jurisdictions, we and our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the centralized procedure for the regulation and approval of human medicines. This procedure results in a single marketing authorization that is valid in all E.U. countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the ACA. At the end of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. At this time, the full effect that the ACA and any subsequent changes would have on our business remains unclear.

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

Despite the implementation of security measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, “phishing” attacks, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/ or proprietary data, including health-related information or other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. If we or any of our third-party collaborators were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, including health-related information, we may have to notify individuals, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party CROs and other third parties to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal information, including health-related information, we could incur liability and suffer reputational harm, and the development and commercialization of our products could be delayed. Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.

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

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to United States entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however,  the nature of these additional measures is currently uncertain. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

Additionally, following the United Kingdom’s withdrawal from the European Union, and the end of the transition period, we will have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union with respect to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through October 31, 2020 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of September 30, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52.9% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of September 30, 2020, there were approximately 72.0 million shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of September 30, 2020, approximately 23.7 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of September 30, 2020, we reserved for future issuance under the 2016 Plan a total of 0.8 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in inline eXtensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 5, 2020	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	/s/ Jean-Frédéric Viret
Jean-Frédéric Viret, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)