Form 10-K
period 2020-12-31
Coherus BioSciences, Inc.
filed 2021-02-25
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2020 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $0.9 billion. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of January 31, 2021 was 72,793,660.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company with a mission to increase patient access to cost-effective medicines that can have a major impact on their lives and to deliver significant savings to the health care system. Our first product, UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta®, a long-acting granulocyte-colony stimulating factor, was launched commercially in the United States in January 2019. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of various structural and biologic properties, as well as in terms of safety and efficacy. We have become a leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production, clinical-regulatory development and commercialization. In addition to UDENYCA®, we have a product candidate pipeline that includes biosimilars of Humira®, Avastin® and Lucentis®.

We are investing cash flows generated by our commercial biosimilars business to build a leading immuno-oncology franchise in the United States and Canada. In February 2021, we in-licensed Junshi Biosciences’ toripalimab, a novel anti-PD-1 antibody, which was first approved in 2018 for second-line treatment of melanoma in China, where it is marketed by Shanghai Junshi Biosciences, Co., Ltd. (“Junshi Biosciences”). Toripalimab has been extensively evaluated in late-stage clinical trials for the treatment of multiple tumor types. We and Junshi Biosciences expect to submit the first biologic license application (“BLA”) to the United States Food and Drug Administration (“FDA”) in 2021 for the treatment of third-line nasopharyngeal carcinoma, an indication for which the FDA has granted toripalimab Breakthrough Therapy designation. Within the next several years, we and Junshi Biosciences anticipate submitting BLAs for multiple additional indications for rare and highly prevalent tumor types, including non-small cell lung cancer. We have also acquired options to license two pipeline immuno-oncology product candidates from Junshi Biosciences, an anti-TIGIT antibody and a next-generation engineered IL-2 cytokine, which we plan to evaluate in combination with toripalimab.

With our UDENCYA commercialization efforts, we have built a strong, oncology-focused commercial capability in the United States. We expect to leverage this commercial capability as we build our immuno-oncology franchise if we are successful with the development and registration of toripalimab and potential combination product candidates.

Our pipeline includes the following product candidates:

Oncology Pipeline

●	Toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences, a leading Chinese biotechnology company. So far, more than thirty company-sponsored clinical studies covering more than fifteen indications have been conducted globally, including in China and the United States, on toripalimab. On December 17, 2018, toripalimab obtained a conditional approval from the National Medical Products Administration of China (“NMPA”) for the second-line treatment of patients with unresectable or metastatic melanoma, making it the first Chinese domestic anti-PD-1 monoclonal antibody to obtain marketing approval in China. Supplemental new drug applications (“NDAs”) of toripalimab for the third-line treatment of recurrent/metastatic nasopharyngeal carcinoma and second-line treatment of metastatic urothelial carcinoma were accepted by the NMPA in April and May 2020, respectively. Both supplemental NDAs received priority review designations from the NMPA in July 2020. In December 2020, toripalimab was included in the National Reimbursement Drug List (“NRDL”) for the treatment of melanoma by the China National Healthcare Security Administration (“NHSA”).

In the United States, toripalimab was granted the Breakthrough Therapy designation for the treatment of recurrent/metastatic nasopharyngeal carcinoma by the FDA in September 2020. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of nasopharyngeal carcinoma, mucosal melanoma and soft tissue sarcoma.

We expect the first toripalimab Biologics License Application (“BLA”) to be submitted to the FDA for recurrent/metastatic nasopharyngeal carcinoma in 2021. In addition to nasopharyngeal carcinoma, we and Junshi Biosciences plan to submit BLAs to the FDA for toripalimab within the next two years for the treatment of several rare and highly prevalent cancers, including non-small cell lung cancer.

●	UDENYCA® (pegfilgrastim-cbqv). We are continuing to develop additional presentations of UDENYCA®.
●	Bevacizumab (Avastin) biosimilar and option to license rituximab (Rituxan®) biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent,” and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, which is the prevention or amelioration of any human diseases and conditions as included in the label of Avastin. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations in the United States and Canada.

We are performing a three-way pharmacokinetic (“PK”) study using Avastin drug products from the United States, Avastin drug products from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to submitting a BLA for a biosimilar product candidate, or a 351(k) BLA, to the FDA.

Immunology Pipeline

●	CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In August 2016, we announced positive data from our Phase 3 study in psoriasis patients, followed by confirmatory 24-week results in January 2017. In the fourth quarter of 2020, we submitted the 351(k) BLA, which was accepted for review by the FDA in February 2021. The user fee goal date is in December 2021. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (“AbbVie”) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.

Ophthalmology Pipeline

●	Ranibizumab (Lucentis) Biosimilar. On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”) for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize Bioeq’s biosimilar to ranibizumab in the field of ophthalmology (and any other approved labelled indication) in the United States.

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as Lucentis (ranibizumab) and met its primary endpoint in a wet age-related macular degeneration (“wet AMD”) Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. As a result, Bioeq decided to withdraw its 351(k) BLA for this candidate and provide the requested data. During the first quarter of 2021, Bioeq received positive pre-BLA filing feedback from the FDA on the requested manufacturing data, and the FDA indicated support of Bioeq’s current plans to proceed with the resubmission of its 351(k) BLA during 2021.

Small Molecule Pipeline

●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a novel, potential first-in-class, once-daily oral drug candidate for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In February 2020, we announced that we are seeking strategic alternatives to finance this program externally.

Market Opportunity for Biosimilars

According to Evaluate Pharma, total U.S. annual revenues of Neulasta, Avastin, Lucentis and Humira, which are the reference drugs of our commercialized or late stage biosimilar candidates of pegfilgrastim, bevacizumab, ranibizumab, and adalimumab, respectively, and other commercial biosimilar drugs for those compounds are expected to reach approximately $22.0 billion in 2020. We intend to pursue a branded biosimilar strategy to address this potential commercial opportunity, emphasizing a high level of similarity of our biosimilar products to the originators, while offering significantly more value to the U.S. healthcare system.

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

Oncology Franchise Opportunity

UDENYCA® (pegfilgrastim-cbqv)

UDENYCA® (pegfilgrastim-cbqv) is a biosimilar to Neulasta, a long-acting granulocyte stimulating colony factor. The production of granulocytes (a type of white blood cell, which includes leukocytes) promotes the body’s ability to fight infections. UDENYCA® is a leukocyte growth factor indicated to decrease the incidence of infection, as manifested by febrile neutropenia, in patients with non-myeloid malignancies receiving myelosuppressive anti-cancer drugs associated with a clinically significant incidence of febrile neutropenia.

We initiated U.S. sales of UDENYCA® in January 2019. According to Evaluate Pharma, the 2020 U.S. sales for all pegfilgrastim products represent an estimated $2.6 billion.

Bevacizumab (Avastin) Biosimilar Opportunity

Avastin is a recombinant humanized monoclonal antibody that selectively binds circulating VEGF, thereby inhibiting the binding of VEGF to its cell surface receptors. This inhibition leads to a reduction in microvascular growth of tumor blood vessels and thus limits the blood supply to various types of tumor tissues. Avastin was first approved in 2004 by the FDA for combination use with standard chemotherapy for metastatic colon cancer for the treatment of metastatic colorectal cancer, non-small cell lung cancer, metastatic kidney cancer, advanced cervical cancer, platinum-resistant ovarian cancer and recurrent glioblastoma.

Evaluate Pharma estimated that the 2020 U.S. sales for Avastin were $1.9 billion. In January 2020, we acquired the right to commercialize Innovent’s Avastin biosimilar candidate in the United States and Canada.

Toripalimab Opportunity

In February 2021, we acquired exclusive rights in the United States and Canada for the co-development and commercialization of Junshi Biosciences’ toripalimab. Toripalimab is a humanized IgG4 anti-PD-1 monoclonal antibody selected for its potential to block PD-1 interactions with its ligands, PD-(L)1 and PD-(L)2, and for its potential to provide enhanced receptor endocytosis function. PD-(L)1 and PD-(L)2 are tumor checkpoint proteins that recognize the PD-1 receptor on T cells and exhaust their anti-tumor activity. Blocking PD-1 interactions with PD-(L)1 and PD-(L)2 allows T cells to attack and kill tumor cells that display PD-(L)1 or PD-(L)2.

According to Evaluate Pharma, total anti-PD-1 antibody U.S. annual revenues in 2020 were approximately $15.0 billion and are projected to grow to approximately $30.0 billion by 2026. Non-small cell lung cancer accounted for approximately 50% of all anti-PD-1 antibody U.S. revenues in 2020 and is expected to remain the largest tumor segment in the foreseeable future.

Ophthalmology Franchise Opportunity

Ranibizumab (Lucentis) Biosimilar Candidate

Lucentis is a monoclonal antibody fragment (“Fab”) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It blocks angiogenesis by inhibiting vascular endothelial growth factor A. Lucentis is approved in the United States for indications including wet AMD, macular edema following retinal vein occlusion, and diabetic retinopathy.

According to Evaluate Pharma, Lucentis achieved approximately $1.5 billion in U.S. sales in 2020. In November 2019, we in-licensed U.S. commercial rights to Bioeq’s ranibizumab (Lucentis) biosimilar.

Immunology Franchise Opportunity

Our biosimilar candidate, CHS-1420 (adalimumab (Humira) biosimilar) binds to tumor necrosis factor (“TNF”), which belongs to a family of soluble protein mediators (“cytokines”) that play an important role in disease progression across a number of inflammatory and chronic conditions, including rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. Cytokines, such as TNF, are substances produced by cells in the body that can cause a biological effect on other cells in the body. TNF is generally understood as the “master regulator” of the body’s immune response and is the key initiator of immune-mediated inflammation in multiple organ systems.

CHS-1420 (Our Adalimumab (Humira) Biosimilar Candidate)

Humira, which is the reference product for CHS-1420, is a monoclonal antibody that can bind to TNF, thereby inhibiting the known effect of this substance as a potent mediator of inflammation. Humira thus provides a therapeutic benefit for treatment of various inflammatory diseases characterized by increased production of TNF in the body.

Evaluate Pharma estimated that 2020 U.S. sales of Humira reached approximately $16.0 billion in 2020. Our settlement and license agreements with AbbVie grant us global, non-exclusive worldwide rights under AbbVie’s intellectual property to manufacture and commercialize CHS-1420 starting on July 1, 2023. We believe that a targeted commercial strategy against certain anti-TNF segments may enable us to achieve substantial topline sales for CHS-1420 in the United States, if approved.

Deprioritized pipeline programs

In February 2020, we announced that we would seek strategic alternatives for CHS-131, a PPARγ small molecule being evaluated for the treatment of NASH.

In February 2021, we announced discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward the development of immuno-oncology assets including toripalimab.

Sales and Marketing

Our strategy is to invest cash flows from our commercial biosimilars business to build a leading immuno-oncology franchise in the United States and Canada.

The sales call points to oncologists in the United States are highly concentrated and addressable by our relatively small commercial organization. If we are successful in gaining approval of our bevacizumab biosimilar or of toripalimab and other immuno-oncology assets, we will plan to commercialize these products alongside UDENYCA through our oncology sales and marketing team. Similarly, for our ophthalmology franchise, we anticipate that the number of accounts to drive 90% of sales volume is approximately four- to five-fold smaller than that for the oncology support of care market. As a result, we anticipate a relatively small incremental investment in additional sales force will be needed to address the ophthalmology marketplace. For a discussion of risks related to sales and marketing, please see “Risk Factors—Risks Related to Launch and Commercialization of UDENYCA® and our Other Product Candidates.”

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

UDENYCA® (pegfilgrastim-cbqv) faces competition in the United States from Amgen (“Amgen”), Viatris Inc. (“Viatris”), Mylan N.V. (“Mylan”), Sandoz International GmbH (“Sandoz”), Pfizer Inc., and may face competition from Amneal and Fresenius, each of which has announced the development of a pegfilgrastim biosimilar.

Toripalimab, if approved, will enter a competitive market in the United States where a number of anti-PD-1 or PD-(L)1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech USA, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca, Bavencio® (avelumab) from EMD Serono and Pfizer, and Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi. In addition to toripalimab, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-(L)1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis), GlaxoSmithKline PLC and Innovent.

Innovent’s bevacizumab (Avastin) may face competition in the United States from Genentech, Inc. (“Genentech,” the holder of rights to Avastin), as well as Amgen (MvasiTM (bevacizumab-awwb)) and Pfizer (ZirabevTM (bevacizumab-bvzr)), each of which have initiated the commercial launch of an Avastin biosimilar. We may also face competition from several other companies with Avastin biosimilar candidates in development or in registration, including Samsung Bioepis Co., Ltd. (Samsung Bioepis”) and Viatris.

Bioeq’s ranibizumab (Lucentis) biosimilar candidate may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (Samsung Bioepis), and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG and Bausch + Lomb) have each disclosed the development of a Lucentis biosimilar candidate.

CHS-1420, our adalimumab (Humira) biosimilar candidate, may face competition in the U.S. from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwb)), Pfizer (AbriladaTM (adalimumab-afzd)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Fujifilm, Alvotech and Fresenius, companies that have each disclosed development plans for a Humira biosimilar candidate.

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

Collaboration and License Agreements

Distribution Agreement with Orox Pharmaceuticals B.V.

In December 2012, we entered into a distribution agreement with Orox Pharmaceuticals B.V. (“Orox”), for the commercialization of biosimilar versions of our internally developed biosimilars. Under this agreement, we granted to Orox an exclusive license to commercialize UDENYCA® in Latin America, except Brazil and Argentina, and CHS-1420 and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate, which we discontinued development) in Latin America, except Brazil. Under this agreement, Orox has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox.

We are obligated to develop licensed products and achieve regulatory approval for such products outside of the Caribbean and Latin American countries covered by the agreement by specified dates in order to support Orox’s activities under the agreement in its licensed territory. We are eligible to receive from Orox a share of gross profits in the low twenty percent range from the sale of licensed products, on a product-by-product basis.

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

We may terminate each agreement at any time upon 60 days written notice to Selexis. Either we or Selexis may terminate an agreement for any material breach by the other party that is not cured within a specified time period or in the event of the other party’s insolvency. Absent earlier termination, the agreements with Selexis terminate on a country-by-country and product-by-product basis on the expiration of the last-to-expire or lapse of the valid patent claims covering such product in such country.

Settlement and License Agreements with AbbVie, Inc.

On January 24, 2019, we entered into three settlement and license agreements with AbbVie that grant Coherus global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420, our proposed adalimumab (Humira)

biosimilar. The global settlements resolve all pending disputes between the parties related to our adalimumab biosimilar. Under the U.S. settlement, our license period in the U.S. commences on July 1, 2023.

Settlement and License Agreements with Pfizer, Inc.

In October 2019, we entered into a license and settlement agreement with Pfizer relating to Coherus’ patents and applications for patents directed to Humira (adalimumab) formulations.

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

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as ranibizumab (Lucentis) and met its primary endpoint in a wet AMD Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. In February 2020, the FDA requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA, and Bioeq withdrew its BLA. During the first quarter of 2021, Bioeq received positive pre-BLA filing feedback from the FDA on the requested manufacturing data, and the FDA indicated it was supportive of Bioeq’s current plans to proceed with the resubmission of its 351(k) BLA during 2021.

License Agreement with Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, we entered into a license agreement with Innovent (the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (the “bevacizumab Licensed

Product”) in the United States and Canada (the “Territory”). Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory. Subject to the terms of the Innovent Agreement, we may exercise our option within 12 months of receiving certain regulatory materials from Innovent. Following our option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product and Innovent would grant us an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

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

We paid Innovent an upfront payment of $5.0 million and a milestone payment of $2.5 million. Additionally, we are obligated to pay Innovent an aggregate of up to $37.5 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if we exercise our option to license Innovent’s rituximab biosimilar, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. We will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If we exercise our option, we would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the Innovent Agreement, if we request Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, we would be required to pay up to $10.0 million for fees related thereto.

For the bevacizumab Licensed Product, the initial term continues in effect for ten years after the effective date of the Innovent Agreement, and thereafter renews for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. For the rituximab Licensed Product, the initial term would continue in effect for ten years after the effective date of the option effective date and thereafter would renew for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. Either party may terminate the Innovent Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Innovent may terminate the Innovent Agreement if we undergo a change of control with a competitor of Innovent and does not assign the Innovent Agreement to a third party within a certain period of time. On an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement based on certain market conditions beginning 12 months after the first commercial sale of such Innovent Licensed Product with 18 months advance written notice. Also on an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of such Innovent Licensed Product in the United States, if we receive certain adverse regulatory feedback from the FDA for such Innovent Licensed Product, or if we receive written FDA meeting minutes indicating that the FDA recommends an additional Phase 3 clinical trial efficacy comparability study to support the regulatory approval of such Innovent Licensed Product in the United States. The bevacizumab Licensed Product demonstrated PK bioequivalence and showed equivalent clinical efficacy to Avastin (bevacizumab) in a non-small cell lung carcinoma Phase 3 study.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration”).

Under the terms of the Collaboration Agreement, we will pay $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various milestones, including up to $290.0 million for attainment of certain sales thresholds. If we exercise our options, we will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year.

Closing of the Collaboration Agreement is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act (the “HSR Act”).

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, we have agreed to issue 2,491,988 unregistered shares of our common stock, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million, to Junshi Biosciences as a portion of the consideration for the Collaboration.

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

In the normal course of business, we pursue patent protection for inventions related to our product candidates. We own a patent portfolio of 25 patent families related to our biosimilar product candidates. Each patent family includes United States patent applications and/or issued patents, and some include foreign counterparts to certain of the U.S. patents and patent applications. Our patent portfolio includes issued or pending claims directed to formulations, methods of manufacturing biological proteins, and drug products and devices, including their methods of use and methods of manufacture.

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

FDA Approval Process for Drugs and Biologics

All of our current product candidates are subject to regulation in the U.S. by the FDA as biological products (“biologics”), except for CHS-131, which is regulated as a drug product candidate. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending BLAs or NDAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

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

Human clinical trials for novel drugs and biologics are typically conducted in three sequential phases that may overlap or be combined.

●	Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2—Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar under 351(k)

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to a FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. Thus, an application for licensure of a biosimilar product pursuant to a Section 351(k) BLA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

●	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
●	animal studies (including the assessment of toxicity); and

●	two clinical study phases: first, a clinical study or studies (generally termed “Phase 1”) that demonstrate the PK and PD similarity (e.g., bioequivalence study) of the proposed biosimilar to the originator molecule, and second, a clinical study or studies (generally termed “Phase 3”) that demonstrate the safety (including immunogenicity), purity and that potency is statistically not inferior to that of the originator in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application submitted under the 351(k) pathway must include information demonstrating that:

●	the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;
●	the condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
●	the route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and
●	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Biosimilarity is defined to mean that the proposed biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, biosimilar may also be determined to be “interchangeable” with the reference products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

●	the proposed product is biosimilar to the reference product;
●	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and
●	for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications or suspension or revocation of product license approvals;
●	product seizure or detention or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and additional penalties for “knowing failures.” Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or the CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 317 employees. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity awards and cash-based performance bonus awards.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the U.S. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part I, Item 1A “Risk Factors.”

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

You can read our SEC filings over the Internet at the SEC’s web-site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (202) 551-8090 or (800) 732-0330 for further information on the operation of the public reference facilities.

Item 1A.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual

Report on Form 10-K, including our financial statements and related notes thereto, before making investment decisions regarding our common stock.

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability.
●	The commercial success of UDENYCA®, or any future product candidate, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.
●	UDENYCA® and our other product candidates, even if approved, will remain subject to regulatory scrutiny.
●	UDENYCA®, or our other biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, Humira, Lucentis or Eylea, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	UDENYCA® or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including net losses of $209.4 million for the year ended December 31, 2018. However, while we did generate net income of $132.2 million and $89.8 million for the year ended December 31, 2020 and 2019, respectively, it is uncertain that we will remain profitable every quarter or every year going forward as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of December 31, 2020, we had an accumulated deficit of $762.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

For example, we completed several clinical studies with our lead product, UDENYCA® (pegfilgrastim-cbqv), before the FDA approved UDENYCA® as a biosimilar to Neulasta on November 2, 2018. We have completed several clinical studies with CHS-1420 (our adalimumab (Humira) biosimilar candidate), which is still investigational. We also completed several clinical studies for CHS-0214 (our etanercept (Enbrel) biosimilar candidate), which we then subsequently discontinued.

We have not yet initiated clinical trials for toripalimab or any other future products which may be developed. We anticipate we will incur certain development and pre-commercial expenses for the Lucentis biosimilar candidate, which we licensed from Bioeq in November 2019, and for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020.

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

Although we reported net income of $132.2 million and $89.8 million for the years ended December 31, 2020 and 2019, respectively, we may not be able to maintain or increase profitability, and we are unable to predict the extent of our long-range future profits or losses. The amount of net income or net loss will depend, in part, on the level of sales of UDENYCA® in the United States and the level of our expenses as we expand our product pipeline. To offset these expenses, we will need to generate substantial revenue. If expenses exceed our expectations, or if we fail to achieve expected revenue targets, the market value of our common stock may decline.

We continue to be dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of December 31, 2020, our cash and cash equivalents were $541.2 million. We expect that our existing cash and cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of UDENYCA®.

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

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell UDENYCA®, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our other product pipeline candidates, which include:

●	Toripalimab;
●	Bioeq’s ranibizumab (Lucentis) biosimilar candidate;
●	Innovent’s bevacizumab (Avastin) biosimilar candidate;
●	CHS-1420 (our adalimumab (Humira) biosimilar candidate); and
●	CHS-131 (our NASH small molecule drug candidate).

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates.

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

(“Mylan”), and Cinfa Biotech S.L. (“Cinfa,” a subsidiary of Mundipharma), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), ranibizumab (Lucentis), bevacizumab (Avastin), adalimumab (Humira) and aflibercept (Eylea).

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

Similarly, CHS-1420, our adalimumab (Humira) biosimilar may face competition from AbbVie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. There are five adalimumab biosimilar products FDA-approved in the United States and Fujifilm and Fresenius are companies that have each disclosed development plans for a Humira biosimilar candidate. As a result of number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for CHS-1420 in the United States, if approved.

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

As of December 31, 2020, we had 317 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the U.S. District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. On November 30, 2020, the District Court issued an order denying the Company’s motion.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 has completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development. Other than certain PK bridging studies, we have not yet initiated phase 3 clinical trials for toripalimab and any other product in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, during FDA’s review of Bioeq’s 351(k) BLA for its ranibizumab (Lucentis) biosimilar, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its 351(k) BLA for this candidate in order to provide the requested data and resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, and it is possible that none of our other current or future product candidates will ever obtain regulatory approval.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, particularly in light of the current presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace or repeal and replace elements of the ACA. At the end of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. At this time, the full effect that the ACA and any subsequent changes would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

With the approval of UDENYCA®, we now participate in the Medicaid Drug Rebate Program, Medicare Coverage Gap Discount Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for the product by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through February 19, 2021 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 62.6% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of December 31, 2020, there were approximately 72.5 million shares of common stock outstanding. Of these shares, the shares of our common stock sold in our IPO, our underwritten follow-on offering, pursuant to our at-the-market equity offering program and in private placement transactions are currently freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, as of December 31, 2020, approximately 23.3 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2020, we reserved for future issuance under the 2016 Plan a total of 0.2 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

General Risk Factors

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

In addition, changes to U.S. patent laws provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from ”first-to-invent” is one of the changes to the patent laws of the U.S. resulting from the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.

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

Additionally, as of January 1, 2021, we have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union with respect to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in September 2024 with a five-year renewal option. Our analytical and process development laboratory is located in Camarillo, California under a lease that expires in May 2027, and contains a one-time option to extend the lease term for five years.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware (the “District Court”) alleging infringement of one or more claims of Amgen’s U.S. patent 8,273,707 (the “707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the U.S. Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen Inc. and Amgen Manufacturing Inc.’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2019, Judge Stark of the District Court adopted the U.S. Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2019, Amgen filed a Notice of Appeal in the U.S. Court of Appeals for the Federal Circuit. The parties filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. On November 30, 2020, the District Court issued an order denying the Company’s motion.

On January 24, 2019, we filed suit against Amgen in the United States District Court of Delaware alleging that the manufacture of Amgen’s Humira biosimilar, Amgevita™, infringes our U.S. patents 10,155,039; 10,159,732; and 10,159,733. Each of our asserted patents is directed to stable formulations of adalimumab. On March 5, 2019, we filed an amended complaint asserting an additional patent, U.S. patent 10,207,000. On April 18, 2019, Amgen filed its answer and counterclaims. On June 24, 2019, we filed our answer to Amgen’s counterclaims. On November 25, 2019, the parties filed a Stipulation of Dismissal, dismissing all claims set forth in our amended complaint with prejudice, and all counterclaims and affirmative defenses set forth in Amgen’s answer, affirmative defenses, and counterclaims as moot. On November 26, 2019, the Court granted the Stipulation of Dismissal. On December 9, 2019, Amgen filed a Motion for a Determination of Exceptional Case and an Award of Fees. On January 7, 2020, we filed our Answering Brief in Opposition to Amgen’s motion. On January 21, 2020, Amgen filed its Reply Brief. On June 11, 2020, the Court issued an order denying Amgen’s motion.

We are not a party to any other material legal proceedings on the date of this report.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. Prior to that there was no public trading market for our common stock. The following table details the quarterly high and low sales prices for our common stock as reported by The Nasdaq Global Market for CHRS from January 1, 2019 through December 31, 2020.

	Price Range
	High	Low
Year ended December 31, 2020
1st Quarter	$23.03	$10.86
2nd Quarter	19.72	14.12
3rd Quarter	20.73	17.03
4th Quarter	19.12	16.26
Year ended December 31, 2019
1st Quarter	$15.62	$8.32
2nd Quarter	22.17	12.95
3rd Quarter	23.91	16.16
4th Quarter	22.08	15.50

On February 19, 2021, the closing sale price of our common stock was $17.27.

Common Stockholders

As of January 31, 2021, there were approximately 29 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. We entered into 8.2% senior convertible notes in February 2016 and 1.5% convertible notes in April 2020, each of which preclude the Company, directly or indirectly, to declare dividends so long as any of the notes are outstanding.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on November 6, 2014 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Equity Securities

From January 1, 2020 through December 31, 2020, there were no sales or issuances of unregistered securities that were not otherwise reported in a Form 10-Q or Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2020.

Item 6.   Selected Financial Data

Not required.

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

Overview

We are a commercial-stage biopharmaceutical company with a mission to increase patient access to cost-effective medicines that can have a major impact on their lives and to deliver significant savings to the health care system. We have become a leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production, clinical-regulatory development and commercialization. We began selling UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States in January 2019.

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Shanghai Junshi Biosciences, Co., Ltd. (“Junshi Biosciences”), for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada. Under the Collaboration Agreement, we will also be granted options to Junshi Biosciences’ TIGIT-targeted antibody and next generation engineered IL-2 cytokine for evaluation as potential combination therapies with toripalimab, as well as certain negotiation rights to two early-stage checkpoint inhibitor antibodies (the “Collaboration”). The Collaboration expands our late-stage pipeline into the rapidly growing checkpoint inhibitor market, which is expected to exceed $25.0 billion in the United States by 2025, and provides us a PD-1 backbone for potential long-term growth with next-generation immuno-oncology combinations. Closing of the Collaboration Agreement is subject to clearance under the HSR Act.

Our pre-commercial pipeline includes the following product candidates:

Oncology Pipeline

●	Toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences.
●	A bevacizumab (Avastin) biosimilar candidate in collaboration with Innovent.

Immunology Pipeline

●	CHS-1420 (our adalimumab (Humira) biosimilar candidate).

Opthalmology Pipeline

●	A ranibizumab (Lucentis) biosimilar candidate in collaboration with Bioeq;

On January 3, 2019, we initiated the U.S. sales of UDENYCA®, our first commercial product. While we have been profitable for the years ended December 31, 2020 and 2019, we anticipate that we may experience lower profitability and annual losses in the near term as a result of incurring expenses associated with upfront and milestone payments under our collaboration with Junshi Biosciences, if cleared under the HSR Act. Our net income was $132.2 million and $89.8 million for the year ended December 31, 2020 and 2019, respectively, and our net loss was $209.4 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $762.8 million.

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

In October 2016, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which we offered and sold our common stock, having aggregate gross proceeds of up to $100.0 million, from time to time through Cowen as our sales agent (the “ATM Offering Program”). In the first quarter of 2019, we sold 761,130 shares of common stock at a weighted average price of $11.17 per share under the ATM Offering Program for aggregate net proceeds of $8.2 million. Following such sales, the ATM Offering Program terminated as all shares authorized thereunder had been sold.

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

The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable. In April 2020, we amended the Term Loan in connection with the issuance and sale of our 2026 Convertible Notes (as defined below).

In April 2020, we issued and sold $230.0 million aggregate principal amount of 1.5% convertible senior subordinated notes due in 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

COVID-19 Update

As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors ”. These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. We expect the COVID-19 pandemic to have some adverse impact on our sales growth on a year-over-year basis.

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

Financial Operations Overview

Revenue

Our first FDA approved product, UDENYCA®, was approved in November 2018, and we initiated U.S. sales of UDENYCA® on January 3, 2019. We recorded net product revenue of $475.8 million and $356.1 million for the years ended December 31, 2020 and 2019, respectively.

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

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations (“CMOs”), and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities; and
●	certain upfront and milestone payments related to licensing and collaboration agreements.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the clinical development and manufacturing process development of our product candidates. We received regulatory approval for UDENYCA® and as a result, all of our manufacturing costs for this product are capitalized as inventory and subsequently expensed as costs of goods sold when the inventory is sold. We expect our research and development expense in 2021 to be substantially higher than in 2020 due to the incurrence of the $150.0 million upfront payment as well as additional potential milestone payments to Junshi Biosciences and other additional increased development costs.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Phase of
	Development as of	Year ended December 31,
	December 31, 2020	2020	2019	2018

		(in thousands)
External costs incurred by product candidate:
UDENYCA®	Approved	$14,008	$9,047	$42,975
CHS-1420	Completed	25,048	9,039	5,989
CHS-2020	Phase 3	19,249	5,024	878
CHS-131	Phase 2	1,470	4,789	1,181
Bevacizumab (Avastin) biosimilar product candidate licensed from Innovent		3,523	—	—
Upfront and milestone based license fees		7,500	11,075	—
Other research and development expenses (1)		9,635	3,654	7,139
Internal costs		62,326	51,560	52,077
Total research and development expenses		$142,759	$94,188	$110,239
(1)	Amount consists of costs for other pipeline candidates.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA®. Personnel costs consist of salaries, benefits and stock-based compensation. Our selling, general and administrative expense in 2020 was lower than expected as certain sales and marketing activities were decreased due to the COVID-19 pandemic. We expect our selling, general and administrative expense in 2021 to be higher than in 2020 as a result of anticipated increased commercial activities to support UDENYCA® sales and as a result of initiating our ophthalmology and immuno-oncology commercial activities.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our various debt agreements outstanding during the years ended December 31, 2020, 2019 and 2018.

Other Income, Net

Other income, net for the years ended December 31, 2020, 2019 and 2018, consists of gains and losses resulting from the remeasurement of our contingent consideration, interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations. We will continue to record adjustments to the estimated fair value of our contingent consideration related to the Compound Transaction Payment until the contingency settles or expires.

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

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the Option Counterparties. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The net proceeds from the offering were $222.2 million, net of the initial purchasers’ discounts and commissions and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. We determined that the 2026 Convertible Notes do contain embedded features indexed to our own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheet. We evaluated the capped call transactions under ASC 815-10 and determined that it should be accounted as a separate transaction from the 2026 Convertible Notes and that the capped calls should be classified as equity instruments. Therefore, the capped call premium paid in the amount of $18.2 million was recorded as a reduction to additional paid-in capital. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

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

Net Product Revenue

We account for sales of UDENYCA® under Topic 606 Revenue from Contracts with Customers. We sell UDENYCA® to wholesalers and distributors, (collectively, “Customers”). Our Customers resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) under set contracts with us. In addition to distribution agreements with Customers and contracts with Healthcare Providers, we enter into arrangements with group purchasing organizations (“GPOs”) that provide for government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. We also enter into rebate arrangements with payers, which consist primarily of commercial insurance companies, to cover the reimbursement of UDENYCA® to Healthcare Providers. We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

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

As of December 31, 2020, our total net deferred tax assets, net of gross deferred tax liabilities, were $200.9 million. Due to the weight of the negative evidence, which is primarily our history of losses, outweighing other positive evidence, the federal net deferred tax assets and state net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of net operating losses, tax credit carryforwards, stock-based compensation expenses and sales related accruals. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership changes under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of Years Ended December 31, 2020, 2019 and 2018

Revenue

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Revenue:
Net product revenue	$475,824	$356,071	$—	$119,753	$356,071

Net product revenue for the year ended December 31, 2020 was $475.8 million compared to $356.1 million for the year ended December 31, 2019, an increase of $119.8 million. The increase was primarily due to an increase in the number of units of UDENYCA® sold, which was partially offset by an increase in discounts and allowances incurred during the year ended December 31, 2020.

During the second quarter of 2020, we identified that certain of our commercial payer invoices were erroneously overstated and we received a refund of $7.5 million from these payers related to fiscal year 2019 which resulted in an increase in net product revenue by the same amount for 2020.

We expect our net product revenue to decline during 2021, as a result of COVID-19 impact and new market entrants.

Net product revenue for the year ended December 31, 2019 was $356.1 million due to the U.S. sales of UDENYCA®, which commenced in January 2019. There were no product sales during the year ended December 31, 2018.

Cost of Goods Sold

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Cost of goods sold	$37,667	$17,078	$—	$20,589	$17,078
Gross margin	92%	95%	—%	(3)%	95%

The cost of goods sold was $37.7 million for the year ended December 31, 2020 compared to $17.1 million for the year ended December 31, 2019. Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years. A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred. The costs associated with this inventory were approximately $3.3 million and $24.9 million at December 31, 2020 and December 31, 2019, respectively, with estimated associated sales value of approximately $44.8 million and $367.5 million, respectively, based on our current average net selling price for the three months ended December 31, 2020. The cost basis of product sold that was expensed prior to approval, was approximately $21.1 million and $17.0 million for the year ended December 31, 2020 and 2019, respectively. Had such inventories been valued at acquisition cost, it would have resulted in a corresponding increase in cost of goods sold and a corresponding decrease in gross margin during such period. We expect to utilize the inventory expensed prior to approval of UDENYCA® by the first quarter of 2021. Subsequent to using our entire zero cost inventory, we estimate cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage, including the mid-single digit royalty cost on net product revenue.

Cost of goods sold for the year ended December 31, 2019 included a write-down of manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations and $0.4 million due to the write-off of excess and obsolete inventory.

We expect our gross margin to decrease during 2021 as a result of decreasing net revenue per unit sold.

Research and Development Expense

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Research and development	$142,759	$94,188	$110,239	$48,571	$(16,051)

Research and development expense for the year ended December 31, 2020 was $142.8 million compared to $94.2 million for the same period in 2019, an increase of $48.6 million. The increase in research and development expense was primarily due to:

●	an increase of $16.0 million in costs for CHS-1420 related to the preparation of our BLA submission and activities related to inspection readiness;
●	an increase of $14.2 million in costs for CHS-2020 as we initiated the manufacturing scale-up to produce drug substance and drug product for clinical trial supply;
●	an increase of $7.7 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
●	an increase of $6.0 million related to right of first negotiation fees cost in connection with potential future strategic licensing transactions;

●	an increase of $5.0 million related to the on-body device development for UDENYCA®;
●	an increase of $3.5 million in costs incurred to support opening an IND application with the FDA and continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020; and
●	an increase of $3.0 million in facilities, supplies and materials and other infrastructure to support our research and development programs.

The increase in research and development expense for the year ended December 31, 2020 was partially offset by:

●	a decrease of $3.6 million in upfront and milestone-based license fee primarily attributable to $11.1 million of upfront and milestone payments to Bioeq in 2019 partially offset by $7.5 million of upfront and milestone payments to Innovent in 2020;
●	a decrease of $3.3 million in CHS-131 related costs incurred in 2019 in connection with opening an IND application with the FDA and the initiation of a clinical program.

We expect our research and development expense in 2021 to be substantially higher than in 2020 due to the incurrence of $150.0 million upfront payment as well as additional potential milestone payments to Junshi Biosciences and other additional increased development costs.

Research and development expense for the year ended December 31, 2019 was $94.2 million compared to $110.2 million for the same period in 2018, a decrease of $16.1 million. The decrease in research and development expense was primarily due to:

●	a decrease of $33.9 million in UDENYCA® manufacturing costs as we began capitalizing these costs as inventory after receiving FDA approval for UDENYCA® in November 2018, which was partially offset by an increase in development expense associated with an on-body device for UDENYCA®;
●	a decrease of $4.5 million in facilities, supplies and materials and other infrastructure primarily due to the impairment loss of $3.9 million in the third quarter of 2018 for a machine and equipment used within research and development;
●	a decrease of $3.9 million for CHS-0214 development costs due to close-out activities for our Phase 3 open-label extension study, which was completed in the first quarter 2018; and
●	a decrease of $2.4 million in stock-based compensation expense primarily due to company-wide options granted in April 2015 with a higher exercise price that have been fully expensed and the capitalization of certain stock-based compensation expense as inventory after receiving FDA approval for UDENYCA® in November 2018. The decrease was partially offset by additional stock options and awards granted in 2019.

The decrease in research and development expense for the year ended December 31, 2019 was partially offset by the following:

●	an increase of $15.6 million in costs primarily attributable to $11.1 million of upfront and milestone payments to Bioeq and increases related to the development of our other biosimilar product candidates as we continued to advance our pipeline;
●	an increase of $6.4 million in personnel, consulting and other related costs as a result of hiring personnel in research and development to advance our programs;
●	an increase of $3.6 million in costs related to CHS-131 in connection with opening an initial new drug (“IND”) application with the FDA and conducting a clinical trial; and
●	an increase of $3.0 million in costs for CHS-1420 related to the preparation of our BLA.

Selling, General and Administrative Expense

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change

	(in thousands)			(in thousands)
Selling, general and administrative	$139,079	$137,037	$94,177	$2,042	$42,860

Selling, general and administrative expense for the year ended December 31, 2020 was $139.1 million compared to $137.0 million for the same period in 2019, an increase of $2.0 million. The increase was primarily due to the following:

●	a net increase of $12.8 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support the continued growth in UDENYCA® sales, which was partially offset by a decrease of $3.8 million in travel expenses as a result of shelter-in-place response to COVID-19; and
●	an increase of $2.1 million in facilities, supplies and materials and other infrastructure related expenses to support our growing commercial infrastructure for UDENYCA®.

These increases were partially offset by a decrease of $9.0 million in legal costs related to entering into a legal settlement with Amgen in May 2019.

We expect our selling, general and administrative expense in 2021 to be higher than in 2020 as a result of anticipated increased commercial activities to support UDENYCA® sales and as a result of initiating our ophthalmology and immuno-oncology commercial activities.

Selling, general and administrative expense for the year ended December 31, 2019 was $137.0 million compared to $94.2 million for the same period in 2018, an increase of $42.9 million. The increase in selling, general and administrative expense was primarily due to:

●	an increase of $35.6 million for personnel, consulting and other related expenses due to an increase in sales force personnel and related commercial functions in connection with the ongoing commercialization of UDENYCA®;
●	an increase of $3.6 million for marketing, advertising, recruiting and other professional services to support the ongoing commercialization of UDENYCA®, which was partially offset by a decrease in legal costs as a result of entering into a legal settlement with Amgen in May 2019;
●	an increase of $2.5 million in facility and other general and administrative expenses to support our growing commercial infrastructure for UDENYCA®; and
●	an increase of $1.1 million in stock-based compensation expense due to an increase in commercial-related headcount and additional stock options and awards granted in 2019. The increase was partially offset by a decrease resulting from the company-wide options granted in April 2015 with a higher exercise price that have been fully expensed.

Interest Expense

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Interest expense	$21,166	$17,601	$9,684	$3,565	$7,917

Interest expense for the year ended December 31, 2020 was $21.2 million compared to $17.6 million for the same period in 2019, an increase of $3.6 million. The increase in interest expense was primarily due to the interest related to our 2026 Convertible Notes that were issued in April 2020.

Interest expense for the year ended December 31, 2019 was $17.6 million compared to $9.7 million for the same period in 2018, an increase of $7.9 million. The increase in interest expense was primarily attributable to the Term Loan we entered into in January 2019.

Other income, net

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Other income, net	$554	$2,608	$4,691	$(2,054)	$(2,083)

Other income, net for the year ended December 31, 2020 was $0.6 million compared to $2.6 million for the year ended December 31, 2019, a decrease of $2.1 million. The decrease in other income, net was primarily due to decrease of $1.3 million in interest income due to lower portfolio yields as a result of decrease in interest rates in 2020 and a decrease of $0.6 million due to fluctuations in foreign exchange rates.

Other income, net was higher in 2018 compared to that of 2019 because the fair value of our contingent liability related to the Compound Transaction Payment associated with our InteKrin acquisition decreased as a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

Income Tax Provision

	Year Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	Change	Change
	(in thousands)			(in thousands)
Income tax provision	$3,463	$2,942	$—	$521	$2,942

Income tax provision for the year ended December 31, 2020 was $3.5 million compared to $2.9 million for the same period in 2019, an increase of $0.5 million. Income tax provision primarily relates to state taxes in jurisdictions outside of California, for which we have a limited operating history. Our historical losses are sufficient to fully offset any federal taxable income. The income tax provision differed from the U.S. federal statutory rate of 21% primarily due to the effect of change in the valuation allowance against our federal deferred tax assets, which reduced our net tax expense. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

There was no income tax provision for the year ended December 31, 2018 as we maintained a full valuation allowance against our net deferred tax assets due to our history of losses during these periods.

Liquidity and Capital Resources

Due to our significant research and development expenditures, and although we are profitable for the years ended December 31, 2020 and 2019, we previously generated significant operating losses since our inception. We funded our operations primarily through the equity financing, sales of our convertible preferred stock, sales of UDENYCA® units, issuance of debt and payments received under our collaboration and license agreements.

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

The consolidated net sales (customarily defined) for UDENYCA® for the fiscal year ending December 31, 2019, exceeded $250.0 million, which resulted in an interest rate reduction to 6.75% per annum plus LIBOR, effective January 1, 2020. Interest is payable quarterly in arrears. We are required to pay principal on the Borrowings in equal quarterly installments beginning on the four year anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the three year anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date. We are also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control. If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the Term Loan Closing Date but on or prior to the four year anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the Term Loan Closing Date but on or prior to the five year anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid. In connection with the Term Loan, we paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings. The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the Option Counterparties. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

In 2020, we purchased investments in marketable securities in accordance with our investment policy in order to obtain interest income on our cash balances.

As of December 31, 2020, we had an accumulated deficit of $762.8 million and cash and cash equivalents of $541.2 million. We had $132.2 million in net income for the year ended December 31, 2020. We believe that our current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable to us.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$154,145	$28,355	$(159,266)
Net cash used in investing activities	(14,401)	(12,732)	(1,188)
Net cash provided by financing activities	223,946	89,370	105,421
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(276)	468
Net increase in cash, cash equivalents and restricted cash	$363,690	$104,717	$(54,565)

Net cash provided by (used in) operating activities

Cash provided by operating activities was $154.1 million for the year ended December 31, 2020, which was primarily due to the following:

●	net income of $132.2 million;
●	an increase in accrued rebates, fees and reserve of $30.4 million as a result of continued growth in UDENYCA® sales;
●	upfront and milestone-based license fee payments of $7.5 million to Innovent are being reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	non-cash charges related to stock-based compensation of $38.2 million and depreciation and amortization of property and equipment of $2.9 million, non-cash interest expense from amortization of debt issuance discounts of $3.5 million, non-cash operating lease expense of $2.1 million, other non-cash adjustments of $0.4 million;
●	an increase in accrued compensation of $6.2 million primarily due to increase in headcount and vacation accrual for 2020, partially offset by the settlement of 2019 bonus payout;
●	an increase in accrued and other liabilities of $5.5 million primarily related to contract manufacturing accruals; and
●	An increase in other non-current liabilities of $0.9 million primarily due to deferral of certain payroll tax liabilities under the CARES act.

The cash provided by operating activities was partially offset by the following:

●	an increase in inventory of $36.2 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet future demand for UDENYCA®;
●	an increase in trade receivables of $15.2 million primarily due to the timing of payment from our customers;
●	an increase in prepaid manufacturing and other assets, non-current of $12.6 million to secure drug production runs scheduled for 2020 and 2021; and

●	a decrease in accounts payable of $9.8 million primarily due to the timing of receiving and processing invoices from our vendors.
●	a decrease in lease liabilities of $1.4 million due to the lease payments for 2020.

Cash provided by operating activities was $28.4 million for the year ended December 31, 2019, which was primarily due to the following:

●	net income of $89.8 million;
●	an increase in accrued rebates, fees and reserve of $51.1 million as a result of UDENYCA® sales;
●	non-cash charges related to stock-based compensation of $33.6 million, depreciation and amortization of property and equipment of $3.3 million, non-cash interest expense from amortization of debt issuance discounts of $2.3 million, non-cash operating lease expense of $1.8 million and excess and obsolete inventory of $0.4 million;
●	upfront and milestone payments related to license and collaboration arrangements of $11.1 million are being reclassified as investing activities to provide better alignment between the cash flows and the underlying nature of those transactions;
●	an increase in accrued and other liabilities of $10.4 million primarily due to our accruals for our UDENYCA® manufacturing and royalty expenses;
●	an increase in accrued compensation of $10.0 million primarily due to increased compensation and bonus accrual attributable to increase in headcount and as a result of attainment of certain corporate goals during 2019; and
●	an increase in accounts payable of $9.9 million due to the timing of receiving and processing invoices.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $142.0 million due to initiating sales of UDENYCA® on January 3, 2019;
●	an increase in inventory of $48.2 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®;
●	an increase in other prepaid and current assets of $2.1 million primarily due to prepaid commercial activities to support UDENYCA® and the timing of vendor invoices;
●	a decrease in lease liabilities of $2.0 million due to the lease payments for the twelve months of 2019 and amortization;
●	an increase in prepaid manufacturing services of $0.7 million to secure drug production runs scheduled for 2020; and
●	an increase in other assets, non-current of $0.3 million primarily due to the security deposit as a result of amending our operating lease agreement in September 2019.

Cash used in operating activities was $159.3 million for the year ended December 31, 2018, which was primarily due to the following:

●	a net loss of $209.4 million;
●	a non-cash gain of $3.2 million related to the fair value remeasurement of our contingent consideration obligation and $0.3 million related to the accretion of short-term investments;

●	an increase in inventory of $5.5 million as we began capitalizing inventory in November 2018 upon receiving FDA approval for UDENYCA®; and
●	a decrease in accounts payable, accounts payable-related parties, accrued liabilities and other liabilities of $0.9 million primarily due to the payments to our CROs and CMOs as a result of the progression of our clinical trial programs that are winding down, and the timing of certain vendor payments.

The cash used in operating activities was partially offset by the following:

●	non-cash charges related to stock-based compensation of $34.8 million;
●	impairment of fixed asset equipment of $3.9 million, depreciation and amortization of property and equipment of $3.2 million and non-cash interest related to the amortization of debt discount and debt issuance cost of $1.5 million;
●	an increase in accrued compensation of $8.5 million primarily due to the timing of bonus settlement as 2017 bonuses were paid in RSUs in December 2017; and
●	a decrease in prepaid manufacturing, other prepaid and other assets of $8.2 million as we utilized the prepayment for our pre-commercial manufacturing of UDENYCA®.

Net cash used in investing activities

Cash used in investing activities of $14.4 million for the year ended December 31, 2020 was primarily due to purchases of investments in marketable securities of $273.8 million, upfront and milestone-based license fee payments of $7.5 million to Innovent and purchases of property and equipment of $7.2 million partially offset by the proceeds from maturities of investments in marketable securities of $274.0 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $223.9 million for the year ended December 31, 2020 was primarily due to $222.2 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $17.4 million proceeds from the exercise of stock options and $3.8 million proceeds from purchases under the Employee Stock Purchase Plan (“ESPP”) partially offset by $18.2 million of capped call option purchases related to 2026 Convertible Notes, $0.9 million in tax payments related to net share settlement of bonus payout in RSUs and $0.4 million in principal payments for finance lease obligations.

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

Funding Requirements

We believe that our current available cash, cash equivalents, and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for the foreseeable future, beyond the 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from UDENYCA® sales;
●	the costs of manufacturing, distributing and marketing UDENYCA®;
●	the cost of manufacturing clinical supplies and any products that we may develop;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products or technologies.

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

Contractual Obligations

Our future contractual obligations as of December 31, 2020 were as follows:

	As of December 31, 2020
Contractual Obligations	Total	Short Term	Long Term

	(in thousands)
Long-term debt obligations - 2026 Convertible notes (1)	$248,975	$3,450	$245,525
Long-term debt obligations - 2022 Convertible notes (1)	119,250	8,200	111,050
Long-term debt obligations - Term loan (1)	100,675	7,034	93,641
Non-cancelable purchase commitments (2)	66,662	40,963	25,699
Operating lease obligations (3)	13,744	3,425	10,319
Finance lease obligations (4)	1,537	626	911
Contingent payments to InteKrin Stockholders	102	—	102
Total contractual liabilities	$550,945	$63,698	$487,247
(1)	The long-term debt obligation is comprised of future minimum payments related to the Convertible Notes and Term Loan.
(2)	These amounts are comprised of non-cancelable purchase commitments to our CMOs.
(3)	These amounts are comprised of future minimum rent payment on our facility leases.
(4)	These amounts are comprised of future minimum rent payment on our vehicle leases.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we had cash and cash equivalents of $541.2 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

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

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of Reserves for Chargebacks and Rebates

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $40.0 million at December 31, 2020. Estimated rebates are presented within accrued rebates, fees and reserves on the consolidated balance sheet and totaled $54.1 million at December 31, 2020.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2020, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's estimates of chargebacks and rebates, which are accounted for as reductions to revenue. This included controls over management’s review of significant assumptions used in the estimates such as expected channel and payer mix and contractual discount rate.

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

Redwood City, California

February 25, 2021

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$541,158	$177,668
Trade receivables, net	157,046	141,992
Inventory	44,233	9,807
Prepaid manufacturing	19,429	8,578
Other prepaid and other assets	5,613	4,964
Total current assets	767,479	343,009
Property and equipment, net	10,108	5,840
Inventory, non-current	47,956	45,264
Operating lease right-of-use assets	9,956	10,649
Intangible assets	2,620	2,620
Goodwill	943	943
Restricted cash, non-current	440	240
Other assets, non-current	2,147	362
Total assets	$841,649	$408,927
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,201	$25,985
Accrued rebates, fees and reserve	81,529	51,120
Accrued compensation	22,244	18,410
Accrued liabilities	22,818	17,258
Other current liabilities	3,861	2,196
Total current liabilities	145,653	114,969
Contingent consideration, non-current	102	102
Convertible notes due 2022	79,885	78,542
Convertible notes due 2022 - related parties	26,628	26,181
Convertible notes due 2026	223,029	—
Term loan	74,481	73,663
Lease liabilities, non-current	9,948	10,256
Other liabilities, non-current	949	—
Total liabilities	560,675	303,713
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 72,513,348 and 70,366,661 at December 31, 2020 and 2019, respectively)	7	7
Additional paid-in capital	1,043,991	1,000,763
Accumulated other comprehensive loss	(270)	(558)
Accumulated deficit	(762,754)	(894,998)
Total stockholders' equity	280,974	105,214
Total liabilities and stockholders’ equity	$841,649	$408,927

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,

	2020	2019	2018
Revenue:
Net product revenue	$475,824	$356,071	$—
Operating expenses:
Cost of goods sold	37,667	17,078	—
Research and development	142,759	94,188	110,239
Selling, general and administrative	139,079	137,037	94,177
Total operating expenses	319,505	248,303	204,416
Income (loss) from operations	156,319	107,768	(204,416)
Interest expense (includes related party expense of $2,498, $2,457 and $2,421 for the years ended December 31, 2020, 2019 and 2018, respectively)	(21,166)	(17,601)	(9,684)
Other income, net	554	2,608	4,691
Net income (loss) before income taxes	135,707	92,775	(209,409)
Income tax provision	3,463	2,942	—
Net income (loss)	132,244	89,833	(209,409)
Net loss attributable to non-controlling interest	—	—	70
Net income (loss) attributable to Coherus	$132,244	$89,833	$(209,339)

Net income (loss) per share attributable to Coherus:
Basic	$1.85	$1.29	$(3.22)
Diluted	$1.62	$1.23	$(3.22)

Weighted-average number of shares used in computing net income (loss) per share attributable to Coherus:
Basic	71,411,705	69,679,916	65,034,827
Diluted	83,491,898	73,185,943	65,034,827

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,

	2020	2019	2018
Net income (loss)	$132,244	$89,833	$(209,409)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	288	(276)	468
Comprehensive income (loss)	132,532	89,557	(208,941)
Comprehensive loss attributable to non-controlling interest	—	—	70
Comprehensive income (loss) attributable to Coherus	$132,532	$89,557	$(208,871)

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated		Total Coherus		Total
			Additional	Other		Stockholders'	Non-	Stockholders'
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity	controlling	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)	Interest	(Deficit)
Balances at December 31, 2017	59,840,467	$6	$808,060	$(750)	$(775,492)	$31,824	$(1,289)	$30,535
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	7,747,778	1	101,787	—	—	101,788	—	101,788
Issuance of common stock upon exercise of stock options	477,019	—	2,153	—	—	2,153	—	2,153
Issuance of common stock upon vesting of restricted stock units ("RSUs")	61,804	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan ("ESPP")	175,613	—	1,591			1,591		1,591
Stock-based compensation expense	—	—	34,984	—	—	34,984	—	34,984
Cumulative translation adjustment	—	—	—	468	—	468	—	468
Distributions to non-controlling interest	—	—	(2,060)	—	—	(2,060)	(70)	(2,130)
Purchase of the remaining non-controlling interest	—	—	—	—	—	—	1,359	1,359
Net loss attributable to Coherus	—	—	—	—	(209,339)	(209,339)	—	(209,339)
Balances at December 31, 2018	68,302,681	7	946,515	(282)	(984,831)	(38,591)	—	(38,591)
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	761,130	—	8,228	—	—	8,228	—	8,228
Issuance of common stock upon exercise of stock options	863,940	—	5,934	—	—	5,934	—	5,934
Issuance of common stock upon vesting of RSUs	39,765	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	289,977	—	3,518	—	—	3,518	—	3,518
Issuance of common stock upon 2018 bonus payout in RSUs	175,054	—	2,165	—	—	2,165	—	2,165
Taxes paid related to net share settlement of bonus payout in RSUs	(65,886)	—	(815)	—	—	(815)	—	(815)
Stock-based compensation expense	—	—	35,218			35,218		35,218
Cumulative translation adjustment	—	—	—	(276)	—	(276)	—	(276)
Net income attributable to Coherus	—	—	—	—	89,833	89,833	—	89,833
Balances at December 31, 2019	70,366,661	7	1,000,763	(558)	(894,998)	105,214	—	105,214
Issuance of common stock upon exercise of stock options	1,704,764	—	17,061	—	—	17,061	—	17,061
Issuance of common stock upon vesting of RSUs	89,668	—	—	—	—	—	—	—
Issuance of common stock under the ESPP	267,772	—	3,801	—	—	3,801	—	3,801
Issuance of common stock upon 2019 bonus payout in RSUs	134,099	—	2,378	—	—	2,378	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)	—	(880)
Stock-based compensation expense	—	—	39,038	—	—	39,038	—	39,038
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)	—	(18,170)
Cumulative translation adjustment	—	—	—	288	—	288	—	288
Net income attributable to Coherus	—	—	—	—	132,244	132,244	—	132,244
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974	$—	$280,974

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,

	2020	2019	2018
Operating activities
Net income (loss)	$132,244	$89,833	$(209,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,888	3,259	3,235
Remeasurement of fair-value contingent consideration	—	42	(3,230)
Stock-based compensation expense	38,160	33,591	34,797
Non-cash accretion of discount on marketable securities	(155)	(165)	(301)
Non-cash interest expense from amortization of debt discount	3,481	2,339	1,484
Impairment of property and equipment	—	110	3,861
Excess and obsolete inventory	—	410	—
Other non-cash adjustments	426	—	—
Non-cash operating lease expense	2,081	1,789	—
Upfront and milestone based license fee payments	7,500	11,075	—
Changes in operating assets and liabilities:
Trade receivables, net	(15,218)	(141,992)	—
Inventory	(36,188)	(48,184)	(5,484)
Prepaid manufacturing	(10,851)	(672)	7,063
Other prepaid and current assets	(235)	(2,126)	1,146
Other assets, non-current	(1,785)	(348)	(1)
Accounts payable	(9,820)	9,893	(301)
Accounts payable - related parties	—	—	(233)
Accrued rebates, fees and reserve	30,409	51,120	—
Accrued compensation	6,212	10,035	8,466
Accrued and other liabilities	5,486	10,386	69
Lease liabilities	(1,439)	(2,010)	—
Other liabilities, non-current	949	(30)	(428)
Net cash provided by (used in) operating activities	154,145	28,355	(159,266)
Investing activities
Purchases of property and equipment	(7,231)	(1,822)	(789)
Proceeds from disposal of property and equipment	175	—	—
Purchases of investments in marketable securities	(273,845)	(20,235)	(42,869)
Proceeds from maturities of investments in marketable securities	274,000	20,400	43,170
Upfront and milestone based license fee payments	(7,500)	(11,075)	—
Purchase of non-controlling interest related to InteKrin Russia	—	—	(300)
Purchase of non-controlling interest related to InteKrin Russia - related party	—	—	(400)
Net cash used in investing activities	(14,401)	(12,732)	(1,188)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	—	8,153	101,748
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	222,156	—	—
Purchase of capped call options related to Convertible Notes due 2026	(18,170)	—	—
Proceeds from term loan, net of issuance costs	—	72,955	—
Proceeds from issuance of common stock upon exercise of stock options	17,428	5,558	2,082
Proceeds from purchase under the employee stock purchase plan	3,801	3,519	1,591
Taxes paid related to net share settlement of bonus payout in RSUs	(880)	(815)	—
Principal payments for finance lease obligations	(389)	—	—
Net cash provided by financing activities	223,946	89,370	105,421
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	(276)	468
Net increase (decrease) in cash, cash equivalents and restricted cash	363,690	104,717	(54,565)
Cash, cash equivalents and restricted cash at beginning of period	177,908	73,191	127,756
Cash, cash equivalents and restricted cash at end of period	$541,598	$177,908	$73,191
Supplemental disclosure of cash flow information
Cash paid for interest	$16,959	$15,263	$8,200
Cash paid for income taxes	3,953	1,732	—
Right-of-use assets obtained in exchange for lease obligations related to operating leases	1,388	5,267	—
Right-of-use assets obtained in exchange for lease obligations related to finance leases	1,817	—	—
Supplemental disclosures of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	109	999	272
Non-cash non-controlling interest reflected in additional paid in capital	—	—	1,359
Non-cash employee bonuses settled in common stock	1,498	1,350	—
Common stock offering costs in accounts payable and accrued liabilities	—	—	75

See accompanying notes to consolidated financial statements.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.Organization and Operations

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biotherapeutics company, focused on the biosimilar and immuno-oncology market primarily in the United States. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s product pipeline comprises of four drugs, CHS-1420 (an adalimumab (Humira) biosimilar), a ranibizumab (Lucentis) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, a bevacizumab (Avastin) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd. and toripalimab, an anti-PD-1 antibody being developed in collaboration with Shanghai Junshi Biosciences Co., Ltd.

The Company commercializes UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

2.Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries as of December 31, 2020: Coherus Intermediate Corp, InteKrin Therapeutics Inc. (“InteKrin”) and InteKrin’s wholly-owned subsidiary, InteKrin Russia. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Liquidity

As of December 31, 2020, the Company had an accumulated deficit of $762.8 million and cash and cash equivalents of $541.2 million. The Company had $132.2 million in net income for the year ended December 31, 2020. The Company believes that its current available cash, cash equivalents and cash collected from UDENYCA® sales will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date. The Company may need to raise additional funds in the future; however there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, or research and development programs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures reported in the financial statements. Management uses significant judgment when making estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sale allowances, as well as milestones included in collaboration and license arrangements; related to its stock-based compensation, valuation of deferred tax assets, impairment of goodwill and long-lived assets, the valuation of acquired intangible assets, valuation and reserves for inventory, clinical trial accruals, contingent consideration, convertible notes valuation, as well as certain accrued liabilities. Management bases its estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

During the second quarter of 2020, the Company identified that certain of its commercial payer invoices were erroneously overstated. The Company received a refund of $7.5 million from these payers related to fiscal year 2019 which resulted in an increase in net product revenue of $7.5 million for the year ended December 31, 2020. The refund adjustment resulted in an increase in basic and diluted net income per share of $0.11 and $0.09, respectively, during the year ended December 31, 2020. Accrued commercial payer rebates of $27.9 million and $14.0 million were recorded in accrued rebates, fees and reserve as of December 31, 2020 and December 31, 2019, respectively, in the consolidated balance sheet.

Foreign Currency

The functional currency of InteKrin Russia, which the Company acquired in February 2014, is the Russian Ruble. Accordingly, the financial statements of this subsidiary are translated into U.S. dollars using appropriate exchange rates. Unrealized gains or losses on translation are recognized in accumulated other comprehensive loss in the consolidated balance sheet.

For the years ended December 31, 2020, 2019 and 2018, the foreign exchange gains and losses recorded in other income, net in the consolidated statements of operations were a net loss of $333,000, net gain of $239,000 and a net loss of $571,000, respectively.

Segment Reporting and Revenue by Geographic Region

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing biosimilar products and, as part of the InteKrin acquisition, small molecules. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All revenue is generated in the United States of America and all Long-lived assets are primarily maintained in the United States of America.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$541,158	$177,668	$72,356
Restricted cash	—	—	50
Restricted cash - non-current	440	240	785
Total cash, cash equivalents and restricted cash	$541,598	$177,908	$73,191

Restricted cash – non-current consists of deposits for a letter of credit that the Company has provided to secure its obligations under certain facility and other leases.

The Company classifies the up-front and milestone payments related to licensing arrangements as cash flows from investing activities in its consolidated statements of cash flows.

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, which, if any, are recognized through earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income, net, based on the specific identification method. For the years ended December 31, 2020, 2019 and 2018, interest income from marketable securities was $0.6 million, $1.6 million and $1.4 million, respectively.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of December 31, 2020.

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

The Company is subject to credit risk from trade receivables related to the product sales in the United States. To date, the Company has not experienced significant losses with respect to the collection of trade receivables. The Company believes that its allowance for doubtful accounts was adequate at December 31, 2020.

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

Impairment of Long Lived Assets and Acquired Intangible Asset

The Company reviews long-lived assets, including property and equipment, and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. There were no impairments recorded during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the Company recorded an impairment of property and equipment of $0.1 million and $3.9 million, respectively, in research and development within the statement of operations.

The intangible assets of $2.6 million as of December 31, 2020 and 2019 comprise of acquired in-process research and development (“IPR&D”), which represents the fair value assigned to research and development assets that have not reached technological feasibility. The Company reviews amounts capitalized as acquired IPR&D for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of the acquired IPR&D exceeds its fair value, then the intangible asset is written-down to its fair value. As of December 31, 2020, there have been no such impairments. Once the product candidate derived from the indefinite-lived intangible asset has been developed and commercialized, the useful life will be determined, and the carrying value of the finite-lived asset will be amortized prospectively over the estimated useful life. Alternatively, if the product candidate is abandoned, the carrying value of the intangible will be charged to research and development expense.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure.

The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would need to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. No goodwill impairment was identified through December 31, 2020.

Accrued Research and Development Expense

Clinical trial costs are a component of research and development expense. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research and manufacturing organizations and clinical sites. The Company determines the actual costs through monitoring patient enrollment, discussions with internal personnel and external service providers regarding the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Net Product Revenue

The Company accounts for sales of UDENYCA® under Topic 606 Revenue from Contracts with Customers. The Company sells UDENYCA® to wholesalers and distributors, (collectively, “Customers”). The Customers then resell UDENYCA® to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for U.S. government-mandated or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of UDENYCA®. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of UDENYCA® to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized when a Customer controls the product, which occurs upon delivery of UDENYCA® to and acceptance by that Customer.

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

Cost of goods sold for the year ended December 31, 2019, included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations, and $0.4 million due to the write-off of excess and obsolete inventory. There were no material inventory write-offs recorded during the years ended December 31, 2020 and 2018.

Research and Development Expense

Research and development costs are charged to expense as incurred. Research and development expense includes, among other costs, salaries and other personnel-related costs, consultant fees, preclinical costs, cost to manufacture drug candidates, clinical trial costs and supplies, laboratory supply costs, upfront and milestone payments under the licensing agreements and facility-related costs. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Third-party costs include costs associated with manufacturing drug candidates, preclinical and clinical support activities. In certain cases, amounts received as reimbursement for research and development activities from the Company’s collaborators are recognized as a reduction in research and development expense when the Company engages in a research and development project, jointly with another party, with both parties incurring costs while actively participating in project activities and sharing costs and potential benefits of the arrangement. Costs incurred under arrangements where the Company provides research services approximate the amount of revenues recorded. Advance payments for goods or services to be received in the future to be utilized in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

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

Costs associated with the development, validation and scaling of manufacturing processes at new third party suppliers and regulatory registration of new third-party manufacturing facilities are recognized as research and development expenses. These costs generally comprise of all costs incurred in such activities prior to the process performance qualification (“PPQ”) production commencement stage at new manufacturing facilities. Costs incurred after the PPQ production commencement at new manufacturing facilities are capitalized as inventory as the regulatory approval at that point becomes probable and the net realizable value of the batches produced during this stage of the process is recoverable.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $3.8 million, $4.5 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued no amounts for interest and penalties related to income tax matters in the Company’s consolidated balance sheet at December 31, 2020 and 2019.

Operating and Finance Leases

The Company adopted ASU 2016-02, Leases on January 1, 2019. The Company elected the package of practical expedients upon transition, which allows it to apply the guidance prospectively, without reassessing prior conclusions related to contracts containing leases, lease classification and initial direct costs. Accordingly, the results for the years ended December 31, 2020 and 2019 are presented under Topic 842, and the results for the year ended December 31, 2018 are presented in accordance with the prior lease guidance, ASC Topic 840: Leases. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected an accounting policy that does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for its facility and vehicle leases. The Company did not elect to apply the hindsight expedient.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and lease liabilities, non-current in the consolidated balance sheets. The Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. The Company recognizes operating lease expense for these leases on a straight-line basis over the term of the lease.

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases 42 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases. Assets acquired under finance leases are included in property and equipment, net, other current liabilities, and lease liabilities, non-current in the consolidated balance sheets and are depreciated to operating expenses on a straight-line basis over their estimated useful lives.

With the exception of initial adoption of the new lease standard, where the Company’s incremental borrowing rate used was the rate on the adoption date (January 1, 2019), the operating and finance lease ROU assets and the lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the Company's leases generally do not provide an implicit rate.

Net Income (Loss) per Share Attributable to Coherus

Basic net income (loss) per share attributable to Coherus is calculated by dividing the net income (loss) attributable to Coherus by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes (see Note 14).

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) included foreign currency translation adjustments for the years ended December 31, 2020, 2019 and 2018.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2020:

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses, (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changed the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company uses a new forward-looking expected loss model that generally results in the earlier recognition of allowances for losses. The Company is exposed to credit losses primarily through receivables from customers. The Company’s expected loss allowance methodology for the receivables is developed using historical collection experience, current and future economic market conditions, a review of the current aging status and financial condition of the entities. Specific allowance amounts are established to record the appropriate allowance for customers that have a higher probability of default. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities, rather than an other-than-temporary impairment that reduces the cost basis of the investment. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the current requirements for testing goodwill for impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. ASU 2017-04 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. The Company adopted this accounting standard as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (ASU 2018-13), which eliminates certain disclosure requirements for fair value measurements, and requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. The Company adopted this accounting standard as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

The following are the recent accounting pronouncements that the Company has not yet adopted:

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

3.Fair Value Measurements

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	Fair Value Measurements
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$538,673	$538,673	$—	$—
Restricted cash (money market funds)	440	440	—	—
Total financial assets	$539,113	$539,113	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$155,523	$155,523	$—	$—
Restricted cash (money market funds)	240	240	—	—
Total financial assets	$155,763	$155,763	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Contingent Consideration

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments to be made to the former InteKrin stockholders upon (i) the first dosing of a human subject in the first Phase 2 Clinical Trial for CHS-131 (“Earn-Out Payment”), which was achieved and settled by the Company in March 2015, and (ii) per a compound transaction agreement as defined in the purchase agreement (the “Compound Transaction Payment”). The size of the Compound Transaction Payment consideration is tiered based on the size of a license or similar agreement with a third party and the timing of such agreement.

The fair value measurement of the Compound Transaction Payment uses a probability-weighted discounted cash flow approach based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The Compound Transaction analysis as of December 31, 2020 applied a 20% risk-adjusted discount rate to measure present value and also captured an additional 8.0% credit spread for counterparty credit risk given the cash payment. The expected cash flow is based on estimates provided by the Company’s management including the timing and probability of occurrence. The value of the consideration is tiered based on the value of a license or similar agreement with a third party and the timing of such agreement. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the Compound Transaction Payment and it is estimated that a 1% increase (decrease) in the probability of occurrence would result in an immaterial fair value fluctuation.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized a loss of $0, a loss of $42,000 and a gain of $3.2 million in other income, net in the consolidated statement of operations, respectively, as a result of the change in the fair value of the Compound Transaction Payment.

The following table sets forth a summary of changes in the estimated fair value of the contingent consideration (in thousands):

Balance as of December 31, 2017	$3,290
Change in fair value of the contingent consideration liability	(3,230)
Balance as of December 31, 2018	60
Change in fair value of the contingent consideration liability	42
Balance as of December 31, 2019	102
Change in fair value of the contingent consideration liability	—
Balance as of December 31, 2020	$102

The decrease of $3.2 million in the fair value of the Compound Transaction Payment during the year ended December 31, 2018 was primarily a result of a decrease in the probability of occurrence from 33% to 10% and an extension in the timing of occurrence to a later date.

1.5% Convertible Notes due 2026

The estimated fair value of the 1.5% Convertible Notes due 2026, which the Company issued in April 2020 (see Note 8) is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes due 2026 is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes due 2026 was approximately $269.1 million (par value $230.0 million) as of December 31, 2020.

8.2% Convertible Notes due 2022

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 8) is based on an income approach. The estimated fair value was approximately $113.7 million (par value $100.0 million) as of December 31, 2020 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 8) of $75 million as of December 31, 2020 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value.

4.Inventory

The Company began capitalizing inventory in November 2018 once the FDA approved UDENYCA®. Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw Materials	$5,205	$5,089
Work in process	43,952	43,446
Finished goods	43,032	6,536
Total	$92,189	$55,071

Balance sheet classification (in thousands):

	December 31,	December 31,
	2020	2019
Inventory	$44,233	$9,807
Inventory, non-current	47,956	45,264
Total	$92,189	$55,071

Inventory expected to be sold in periods more than twelve months from the balance sheet date is classified as inventory, non-current on the consolidated balance sheets. As of December 31, 2020 and 2019, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $19.4 million as of December 31, 2020 includes prepayments of $8.9 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $10.5 million to various CMOs for other research and development pipeline programs. Prepaid manufacturing of $8.6 million as of December 31, 2019 includes prepayments of $7.2 million to a CMO for manufacturing services for UDENYCA®; and prepayments of $1.4 million to various CMOs for other research and development pipeline programs.

Other Assets, non-current of $2.1 million on the consolidated balance sheet as of December 31, 2020 primarily includes prepayments of $1.3 million made to a CMO for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory after twelve months. The other assets, non current balance was immaterial as of December 31, 2019.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Machinery and equipment	$13,301	$12,611
Computer equipment and software	3,996	2,923
Furniture and fixtures	1,268	714
Leasehold improvements	5,830	4,388
Finance lease right of use assets	1,451	—
Construction in progress	312	1,500
Total property and equipment	26,158	22,136
Accumulated depreciation and amortization	(16,050)	(16,296)
Property and equipment, net	$10,108	$5,840

Depreciation and amortization expense was $2.9 million, $3.3 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2018, the Company identified an impairment indicator in machinery and equipment and upon further analysis recorded an impairment loss of $3.9 million within research and development expense in the consolidated statement of operations, given the undiscounted future cash flows were less than the carrying amount of the related machinery and equipment. There were no material impairments of property and equipment for the years ended December 31, 2020 and 2019.

Accrued Liabilities

Accrued liabilities are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Accrued clinical and manufacturing	$11,365	$7,106
Accrued other	11,453	10,152
Accrued liabilities	$22,818	$17,258
6.

6.	Revenue

The Company initiated U.S. sales of UDENYCA® on January 3, 2019. The Company recorded net product revenue of $475.8 million and $356.1 million during the years ended December 31, 2020 and 2019, respectively. There was no product revenue during the year ended December 31, 2018.

Revenue by significant Customer was distributed as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	Percent of Total	Percent of Total
McKesson	38%	42%
AmeriSource-Bergen Corp	37%	33%
Cardinal	23%	23%
Others	2%	2%
Total revenue	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Year Ended December 31, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	462,328	115,864	114,372	692,564
Prior period	(1,336)	(3,438)	(6,288)	(11,062)
Payments and customer credits issued	(455,571)	(85,862)	(103,818)	(645,251)
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398

	Year Ended December 31, 2019
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2018	$—	$—	$—	$—
Activity related to 2019 sales	226,901	46,810	70,775	344,486
Payments and customer credits issued	(191,742)	(19,316)	(46,281)	(257,339)
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying consolidated balance sheets.

7.Licensing Arrangements

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations for the year ended December 31, 2019. The Company is obligated to pay Bioeq an aggregate of up to €25 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of December 31, 2020 and 2019, the Company did not have any outstanding obligations for milestones and royalties to Bioeq.

Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, the Company entered into a license agreement (the “License Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the License Agreement, Innovent granted to the Company an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin. Under the License Agreement, the Company also acquired an option to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory. Subject to the terms of the License Agreement, the Company may exercise its option within 12 months of its receipt of certain regulatory materials from Innovent. Following the Company’s option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product for all purposes of the License Agreement and Innovent would grant to the Company an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan®.

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

Under the agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $7.5 million during the year ended December 31, 2020 related to an upfront payment and a milestone payment for the bevacizumab Licensed Product. As of December 31, 2020 the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee or manufacturing technology transfer fee will be incurred or when royalties are due.

8.Debt Obligations

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

As of December 31, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. The Company determined that the 2026 Convertible Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheet.

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company also paid $18.2 million to enter into privately negotiated capped call transactions with one or more of the Option Counterparties. The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

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

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the consolidated balance sheet. The debt issuance costs is being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

The following table summarizes information about the components of the 2026 Convertible Notes (in thousands):

December 31,
2020
Principal amount of the 2026 Convertible Notes	$230,000
Unamortized debt discount and debt issuance costs	(6,971)
Total 2026 Convertible Notes	$223,029

If the 2026 Convertible Notes were to be converted on December 31, 2020, the holders of the 2026 Convertible Notes would receive common shares with an aggregate value of $207.6 million based on the Company’s closing stock price of $17.38 as of December 31, 2020.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

Year Ended December 31,
2020
Stated coupon interest	$2,434
Accretion of debt discount and debt issuance costs	873
Total interest expense	$3,307

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $7.0 million as of December 31, 2020, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 5.3 years. The annual effective interest rate is 2.11% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	3,450
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	248,975
Less amount representing interest	(18,975)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(6,971)
Net carrying amount of 2026 Convertible Notes	$223,029

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “2022 Convertible Notes”) and received total net proceeds of approximately $99.2 million, after deducting issuance costs of $0.8 million. The 2022 Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, which commenced on March 31, 2016, and mature on March 31, 2022, unless earlier converted, redeemed or repurchased. If the Company fails to satisfy certain registration or reporting requirements, then additional interest will accrue on the 2022 Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The 2022 Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the 2022 Convertible Notes mature or are repurchased or redeemed by the Company.

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

The 2022 Convertible Notes contain customary events of default (as defined in the 2022 Convertible Note purchase agreement), the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Notes. These events of default include, among others, certain failures to pay amounts due on the 2022 Convertible Notes, to deliver the consideration due upon conversion or to settle uninsured judgments, decrees or orders exceeding $10.0 million, and certain defaults on other indebtedness for money borrowed of at least $10.0 million, insolvency-related events and breaches of representations, subject, in some cases, to a cure period. The 2022 Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions. As of December 31, 2020, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the 2022 Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

The Company granted the holders of the 2022 Convertible Notes certain registration rights requiring the Company to register, under the Securities Act of 1933, as amended, the resale of the shares of common stock issuable upon conversion or settlement of the 2022 Convertible Notes.

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

The following table summarizes information about the components of the 2022 Convertible Notes as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(1,865)	(3,208)
2022 Convertible Notes	$79,885	$78,542
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(622)	(1,069)
2022 Convertible Notes - related parties	$26,628	$26,181
Total 2022 Convertible Notes	$106,513	$104,723

If the 2022 Convertible Notes were converted on December 31, 2020, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $77.8 million based on the Company’s closing stock price of $17.38.

The following table presents the components of interest expense of the 2022 Convertible Notes for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,

	2020	2019	2018
Stated coupon interest	$6,150	$6,150	$6,150
Accretion of debt discount and debt issuance costs	1,343	1,223	1,113
Interest expense	$7,493	$7,373	$7,263
Stated coupon interest - related parties	$2,050	$2,050	$2,050
Accretion of debt discount and debt issuance costs - related parties	448	407	371
Interest expense - related parties	$2,498	$2,457	$2,421
Total interest expense	$9,991	$9,830	$9,684

The remaining unamortized debt discount and debt offering costs related to the Company’s 2022 Convertible Notes of approximately $2.5 million as of December 31, 2020, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of 1.25 years. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	8,200
2022	111,050
Total minimum payments	119,250
Less amount representing interest	(10,250)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(2,487)
Net carrying amount of 2022 Convertible Notes	$106,513

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

The Borrowings under the Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR. Pursuant to the terms of the Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales for UDENYCA® for the fiscal year ending December 31, 2019 were in excess of $250.0 million. Interest is payable quarterly in arrears and varies with LIBOR. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2020, the effective interest rate is 10.47%.

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

The following table summarizes information about the components of the Term Loan (in thousands):

	December 31,	December 31,
	2020	2019
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(519)	(1,337)
Term Loan	$74,481	$73,663

The following table presents the components of interest expense:

	Year Ended
	December 31, 2020	December 31, 2019
Stated coupon interest	$7,053	$7,063
Accretion of debt discount and debt issuance costs	818	709
Interest expense	$7,871	$7,772

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $0.5 million as of December 31, 2020, will be amortized using the effective rate over the remaining term of the Term Loan of 4 years.

Future payments on the Term Loan as of December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	7,034
2022	7,034
2023	39,187
2024	36,072
2025	11,348
Total minimum payments	100,675
Less amount representing interest	(22,675)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(3,519)
Net carrying amount of Term Loan	$74,481
9.

9.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of December 31, 2020, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
2021	40,963
2022	15,946
2023	9,753
Total obligations	$66,662

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

10.Leases

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

The Company also leases laboratory facilities in Camarillo, California. In October 2019, the Company entered into a new laboratory facility lease (“New Camarillo Lease”) of approximately 25,017 square feet in a new location in Camarillo, California as the current Camarillo leases terminated in June 2020 and December 2020. The New Camarillo Lease provides for certain limited rent abatement and annual scheduled rent increases over the lease term. The lease commenced in January 2020 and terminates in May 2027, and contains a one-time option to extend the lease term for five years.

The Company determined that the above facility leases were operating leases. The options to extend the lease terms for these leases were not included as part of the right-of-use asset or lease liability as the Company was not reasonably certain it would exercise those options.

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases 42 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases.

In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available on January 1, 2019 (adoption date of ASC 842) for the leases that commenced prior to that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

The supplemental information related to Company’s leases is as follows (in thousands):

		December 31,	December 31,
Assets	Balance Sheet Classification	2020	2019
Operating lease	Operating lease right-of-use assets	$9,956	$10,649
Finance lease	Property and equipment, net	1,451	—
Total leased assets		$11,407	$10,649

		December 31,	December 31,
Liabilities	Balance Sheet Classification	2020	2019
Operating lease liabilities, current	Other current liabilities	$2,573	$2,196
Operating lease liabilities, non-current	Lease liabilities, non-current	9,073	10,256
Total operating lease liabilities		$11,646	$12,452

Finance lease liabilities, current	Other current liabilities	$560	$—
Finance lease liabilities, non-current	Lease liabilities, non-current	875	—
Total finance lease liabilities		$1,435	$0

Operating lease costs were $3.1 million, $2.4 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the operating lease liabilities for the years ended December 31, 2020 and 2019 was $3.2 million and $2.7 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during the years ended December 31, 2020 and 2019.

As of December 31, 2020, the maturities of the operating lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases	Finance leases
2021	3,425	626
2022	3,293	626
2023	3,438	285
2024	2,889	—
2025 and beyond	699	—
Total lease payments	13,744	1,537
Less imputed interest	(2,098)	(102)
Operating lease liabilities	$11,646	$1,435

As of December 31, 2020 and 2019, the weighted average remaining lease term for operating leases was 4.1 years and 4.7 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.1% and 8.2% as of December 31, 2020 and 2019, respectively. The weighted average remaining lease term for finance leases was 2.4 years as of December 31, 2020. The weighted average discount rate used to determine the finance lease liabilities was 5.8% as of December 31, 2020.

11.Stockholders’ Equity

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

12.Stock Option Plans and Stock-Based Compensation

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the closing of the Company’s IPO on November 6, 2014. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares than would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. As of December 31, 2020, the Company had 240,467 shares of common stock available for future issuance.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2020, the Company had 238,589 shares of common stock available for future issuance for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 and 2014 Plans:

	Options Outstanding
		Weighted-
	Number of	Average
	Options	Exercise Price
Balances at December 31, 2019	17,811,671	$14.582
Granted - at fair value	4,535,550	17.890
Exercised	(1,704,764)	10.008
Forfeited/Cancelled	(1,627,622)	18.926
Balances at December 31, 2020	19,014,835	$15.409

Additional information related to the status of options as of December 31, 2020 is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Terms	Value (in
	Options	Price	(Years)	thousands)
Options outstanding	19,014,835	15.409	6.60	72,425,719
Options vested and exercisable	11,866,172	14.974	5.54	58,173,433

During the years ended December 31, 2020, 2019 and 2018, the estimated weighted-average grant-date fair value of options granted was $10.94, $9.52 and $7.77 per share, respectively, and the aggregate intrinsic value of options exercised was $14.6 million, $10.3 million and $4.9 million, respectively.

The Company recognized stock-based compensation expenses of $30.3 million, $31.4 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to stock options. As of December 31, 2020, total unrecognized stock-based compensation expenses related to unvested employee stock options was $68.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years.

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

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2019	104,750	$19.544
RSUs granted	1,186,124	17.860
RSUs vested	(223,767)	18.380
RSUs cancelled	(57,450)	17.969
Balances at December 31, 2020	1,009,657	$17.913

The total fair value of RSUs vested was $4.1 million, $2.7 million and $1.0 million during the years ended December 31, 2020, 2019 and 2018 respectively. The total estimated grant date fair value of RSUs was $21.2 million, $4.3 million and $78,000 granted during the years ended December 31, 2020, 2019 and 2018, respectively. The estimated weighted-average grant-date fair value per share of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $17.86, $15.11 and $15.60, respectively.

The Company recognized stock-based compensation expense related to RSUs of $6.5 million, $0.8 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, total unrecognized stock-based compensation expenses related to unvested RSUs was $12.6 million, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 2,752,449 shares of common stock available for future issuance as of December 31, 2020. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of ESPP are on May 16 and November 16. The Company recognized stock-based compensation expenses related to ESPP of $1.4 million, $1.3 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $0.7 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 4.5 months.

Stock-Based Compensation

The stock-based compensation expense is reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,

	2020	2019	2018
Cost of goods sold (1)	$583	$108	$—
Research and development	13,837	12,912	15,339
Selling, general and administrative	23,740	20,571	19,458
Stock-based compensation expense	$38,160	$33,591	$34,797

Capitalized stock-based compensation expense into inventory	$1,460	$1,735	$—
(1)	Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)
Stock options	6.10	6.00	6.00
ESPP	0.50	0.50	0.50
Expected volatility
Stock options	68%	69%	71%
ESPP	58%	61%	71%
Risk-free interest rate
Stock options	1.09%	2.29%	2.77%
ESPP	0.13%	1.89%	2.40%
Expected dividend yield
Stock options	—%	—%	—%
ESPP	—%	—%	—%

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

Expected Volatility: The expected volatility for the years ended December 31, 2020 and 2019 is based on the Company’s historical stock price volatility. The expected volatility for the year ended December 31, 2018 is based on an average historical stock price volatility of industry peers as the Company did not have sufficient trading history for its common stock in those reporting periods.

Risk-Free Interest Rate: The Company based the risk-free interest rate by using an equivalent to the expected term based on the U.S. Treasury constant maturity rate as of the date of grant.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model.

401(k) Retirement Plan

In 2019, the Company’s Compensation Committee approved the Company’s matching of the employees 401(k) Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The Company made matching contributions of 50% of the first $6,000 of each participant’s contributions into the 401(k) Plan during the years ended December 31, 2020 and 2019. The Company recorded compensation expense related to the match of $0.8 million for each of the years ended December 31, 2020 and 2019.

13.Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$133,615	$92,584	$(208,843)
Foreign	2,092	190	(496)
Total	$135,707	$92,774	$(209,339)

Provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$—	$—	$—
State	3,463	2,942	—
Foreign	—	—	—
Subtotal	$3,463	$2,942	$—

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Provision for income taxes	$3,463	$2,942	$—

Income tax provision for the years ended December 31, 2020 and 2019 of $3.5 million and $2.9 million, respectively, primarily relates to state taxes in jurisdictions outside of California, for which the Company has a limited operating history. There was no income tax provision for the year ended December 31, 2018 due to the Company’s history of losses and valuation of allowances against the deferred tax assets.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Percent of pre-tax income:
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	1.95	1.51	0.16
Foreign rate differences	(0.32)	(0.04)	(0.05)
Permanent items	0.36	(0.64)	0.15
Research and development credit	(4.76)	(4.77)	2.61
Stock based compensation costs	1.31	1.26	(0.84)
Other	(0.28)	(0.71)	3.07
Change in valuation allowance	(16.71)	(14.44)	(26.10)
Effective income tax rate	2.55%	3.17%	—%

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$94,043	$138,663
Research and development credits	49,965	43,879
Depreciation and amortization	9,672	7,230
Stock-based compensation	25,983	22,807
Sales related accruals	16,404	7,137
Other accruals	8,013	6,927
Gross deferred tax assets	204,080	226,643
Right-of-use asset	(2,566)	(2,396)
In-process research and development	(589)	(589)
Gross deferred tax liabilities	(3,155)	(2,985)
Total net deferred tax asset	200,925	223,658
Less valuation allowance	(200,925)	(223,658)
Net deferred tax assets	$—	$—

ASC 740 (“ASC 740”) requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry forward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely (as defined in ASC 740) to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $22.7 million and $13.4 million during the years ended December 31, 2020 and 2019, respectively and increased by $54.6 million during the year ended December 31, 2018.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $430.3 million, which will start to expire beginning in 2036, and various state net operating loss carryforwards of approximately $44.6 million, which have various expiration dates beginning in 2031.

As of December 31, 2020, the Company had federal research and development credit carryforwards for federal income tax purposes of approximately $48.2 million, which will start to expire in 2031, and state research and development credit carryforwards of approximately $18.0 million, which can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the weight of the negative evidence, which is primarily its history of losses outweighing other positive evidence, the Company has determined that it is more likely than not that its federal net deferred tax assets and certain state net deferred tax assets will not be realized, and therefore, the federal and certain state net deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019. The deferred tax assets were primarily comprised of net operating losses, tax credit carryforwards and stock-based compensation. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization.

The Company files U.S. California and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018  is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$11,603	$18,115	$15,682
Additions based on tax positions related to current year	1,749	1,206	1,276
Additions (reductions) for tax positions of prior years	(109)	(7,718)	1,157
Balance at end of year	$13,243	$11,603	$18,115

As of December 31, 2020, 2019 and 2018, the Company had approximately $13.2 million, $11.6 million and $18.1 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. During the years ended December 31, 2020, 2019 and 2018 the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next 12 months that impacts the rate for tax positions of prior years.

14.Net Income (Loss) Per Share Attributable to Coherus

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to the Company (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$132,244	$89,833	$(209,339)
Denominator:
Weighted-average common shares outstanding	71,411,705	69,679,916	65,034,827
Basic net income (loss) per share attributable to Coherus	$1.85	$1.29	$(3.22)
Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Coherus	$132,244	$89,833	$(209,339)
Add interest expense on 2026 convertible notes, net of tax	3,307	—	—
Numerator for diluted (loss) net income per share attributable to Coherus	135,551	89,833	(209,339)
Denominator:
Denominator for basic net income (loss) per share attributable to Coherus	71,411,705	69,679,916	65,034,827
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	3,455,646	3,491,272	—
Restricted stock units	167,597	14,755	—
Shares issuable upon conversion of 2026 Convertible Notes	8,456,950	—	—
Denominator for diluted net income (loss) per share attributable to Coherus	83,491,898	73,185,943	65,034,827
Diluted net income (loss) per share attributable to Coherus	$1.62	$1.23	$(3.22)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share attributable to Coherus due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Stock options, including purchases from contributions to ESPP	9,521,403	10,412,471	14,743,547
Restricted stock units	7,689	22,068	44,387
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	4,473,871	4,473,871
Total	14,002,963	14,908,410	19,261,805

15.	Related Party Transactions

Transactions Associated with Medpace Agreement

A prior member of the Company’s board of directors is also the president and chief executive officer of Medpace Inc. (“Medpace”). As such, Medpace was deemed to be a related party until the director’s resignation on March 1, 2018. As a result, the Company no longer reflects balances and transactions associated with Medpace as related party in its consolidated financial statements as of March 1, 2018. The Company recognized $1.5 million during year ended December 31, 2018 for services rendered by Medpace within research and development expense in the consolidated statements of operations.

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

16.        Subsequent Events

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company will pay $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimb in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various milestones, including up to $290.0 million for attainment of certain sales thresholds. If the Company exercise its options, it will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year.

Closing of the Collaboration Agreement is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act (the “HSR Act”).

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, the Company has agreed to issue 2,491,988 unregistered shares of its common stock, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million, to Junshi Biosciences as a portion of the consideration for the Collaboration.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Coherus BioSciences, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2021

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2020.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/18/2020	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

10.1†	License Agreement, effective January 23, 2012, by and between Daiichi Sankyo Company, Limited and BioGenerics, Inc.	S-1/A	10/20/2014	10.1

10.2†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.3†	Commercial License Agreement, effective April 8, 2011, by and between Selexis SA and BioGenerics, Inc.	S-1	9/25/2014	10.5

10.4†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.5	Agreement and Plan of Merger, dated January 8, 2014, by and among Coherus BioSciences, Inc., Coherus Intermediate Corp., Coherus Acquisition Corp., InteKrin Therapeutics Inc., and Fortis Advisors LLC.	S-1	9/25/2014	10.7

10.6(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.6(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.7(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.8(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.8(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.8(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.8(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.9#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.10#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.11†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.12(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.12(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.12(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.12(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.12(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.13(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.13(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.13(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.13(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

10.14(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.14(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.15	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.16	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.17	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.18	Convertible Note Purchase Agreement, dated as of February 29, 2016, by and among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto (including the form of Note attached thereto as Exhibit A).	8-K	2/29/2016	10.1

10.19	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, by and among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	10-Q	5/9/2016	10.2

10.20(a)	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.20(c)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.20(d)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.21	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.22	Stock Purchase Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc. and V-Sciences Investments Pte Ltd.	8-K	8/22/2017	10.1

10.23	Stock Purchase Agreement, dated as of November 30, 2017, by and between Coherus BioSciences, Inc. and KBI Biopharma, Inc.	8-K	12/5/2017	10.1

10.24	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.25	Credit Agreement, dated as of January 7, 2019, by and among Coherus Biosciences, Inc. and affiliates of Healthcare Royalty Partners.	8-K	1/11/2019	10.1

10.26†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.27	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.28	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.29††	License Agreement, dated November 4, 2019, by and between Coherus BioSciences, Inc. and Bioeq IP AG	10-K	2/27/2020	10.29

10.30††	License Agreement, dated January 13, 2020, by and between Coherus BioSciences, Inc. and Innovent Biologics (Suzhou) Co., Ltd.	10-K	2/27/2020	10.30

10.31	Second Amendment to Senior Convertible Note Purchase Agreement, dated April 13, 2020, by and among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	8-K	4/14/2020	10.1

10.32	First Amendment to Credit Agreement, dated as of April 13, 2020, by and among Coherus Biosciences, Inc. and affiliates of Healthcare Royalty Partners.	8-K	4/14/2020	10.2

10.34††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.36	Separation Agreement, dated as of August 23, 2019, by and between Coherus BioSciences, Inc. and Darlene Horton.	10-Q	5/7/2020	10.4

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

COHERUS BIOSCIENCES, INC.

Date: February 25, 2021	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Lanfear and Jean-Frédéric Viret, his attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ Jean-Frédéric Viret, Ph.D. Jean-Frédéric Viret, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ James I. Healy, M.D., Ph.D. James I. Healy, M.D., Ph.D.	Director	February 25, 2021

/s/ V. Bryan Lawlis, Ph.D. V. Bryan Lawlis, Ph.D.	Director	February 25, 2021

/s/ Samuel R. Nussbaum Samuel R. Nussbaum, M.D.	Director	February 25, 2021

/s/ Ali J. Satvat Ali J. Satvat	Director	February 25, 2021

/s/ Alan C. Mendelson Alan C. Mendelson	Director	February 25, 2021

/s/ Mark D. Stolper Mark D. Stolper	Director	February 25, 2021

/s/ Mary T. Szela Mary T. Szela	Director	February 25, 2021

/s/ Kimberly J. Tzoumakas Kimberly J. Tzoumakas	Director	February 25, 2021

/s/ Mats Wahlström Mats Wahlström	Director	February 25, 2021