Form 10-Q
period 2021-03-31
Coherus BioSciences, Inc.
filed 2021-05-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 75,752,478 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	our expectations regarding our ability to develop and commercialize our toripalimab drug candidates in the United States and Canada and whether the trial results, data package or biologics license application (“BLA”) will be sufficient to support the regulatory approvals;

●	our expectations regarding our ability to develop and commercialize our bevacizumab (Avastin®) biosimilar candidate in the United States and Canada, including the anticipated three-way pharmacokinetic study, the planned additional analytical similarity characterizations and our plans to submit a 351(k) BLA to the U.S. Food and Drug Administration (“FDA”);

●	whether our CHS-1420 (our adalimumab (Humira®) biosimilar candidate) trial results, data package or BLA will be sufficient to support domestic or global regulatory approvals;

●	whether our ranibizumab (Lucentis®) biosimilar candidate partner, Bioeq AG (“Bioeq”), will be able to file a BLA and obtain regulatory approval in the United States or if we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon such approval;

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta®, Avastin®, Humira® and Lucentis®;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2021	2020
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$259,489	$541,158
Investments in marketable securities	140,014	—
Trade receivables, net	140,410	157,046
Inventory	51,613	44,233
Prepaid manufacturing	15,385	19,429
Other prepaid and other assets	10,350	5,613
Total current assets	617,261	767,479
Property and equipment, net	9,670	10,108
Inventory, non-current	52,065	47,956
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	10,744	12,543
Total assets	$693,303	$841,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,482	$15,201
Accrued rebates, fees and reserve	78,202	81,529
Accrued compensation	12,090	22,244
Accrued and other current liabilities	44,840	26,679
Convertible notes due 2022 - current	80,240	—
Convertible notes due 2022 - related parties, current	26,747	—
Total current liabilities	257,601	145,653
Convertible notes due 2022	—	79,885
Convertible notes due 2022 - related parties	—	26,628
Convertible notes due 2026	223,341	223,029
Term loan	74,696	74,481
Lease liabilities, non-current	9,244	9,948
Other liabilities, non-current	750	1,051
Total liabilities	565,632	560,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; Shares authorized: 5,000,000; No shares issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 73,122,908 and 72,513,348 at March 31, 2021 and December 31,2020, respectively)	7	7
Additional paid-in capital	1,063,672	1,043,991
Accumulated other comprehensive loss	(307)	(270)
Accumulated deficit	(935,701)	(762,754)
Total stockholders' equity	127,671	280,974
Total liabilities and stockholders’ equity	$693,303	$841,649
(1)	The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Net product revenue	$83,034	$116,180
Operating expenses:
Cost of goods sold	7,511	6,855
Research and development	203,492	33,107
Selling, general and administrative	39,391	35,350
Total operating expenses	250,394	75,312
(Loss) income from operations	(167,360)	40,868
Interest expense (includes related party expense of $631 and $620 for the three months ended March 31, 2021 and 2020, respectively)	(5,648)	(4,431)
Other income, net	61	68
Net (loss) income before income taxes	(172,947)	36,505
Income tax provision	—	933
Net (loss) income	$(172,947)	$35,572

Net (loss) income per share:
Basic	$(2.37)	$0.50
Diluted	$(2.37)	$0.48

Weighted-average number of shares used in computing net (loss) income per share:
Basic	72,832,953	70,662,185
Diluted	72,832,953	74,416,554

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(172,947)	$35,572
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of tax	(37)	—
Foreign currency translation adjustments, net of tax	—	608
Comprehensive (loss) income	$(172,984)	$36,180

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of restricted stock units (RSUs)	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(172,947)	(172,947)
Balances at March 31, 2021	73,122,908	$7	$1,063,672	$(307)	$(935,701)	$127,671

See accompanying notes.

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

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net (loss) income	$(172,947)	$35,572
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	849	607
Stock-based compensation expense	16,884	9,555
Write off of prepaid manufacturing services related to the termination of CHS-2020	3,210	—
Non-cash accretion of discount on marketable securities	279	—
Non-cash interest expense from amortization of debt discount	1,001	627
Non-cash operating lease expense	526	510
Upfront license fee payment to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences")	145,000	—
Other non-cash adjustments	173	636
Changes in operating assets and liabilities:
Trade receivables, net	16,663	(25,626)
Inventory	(11,378)	(9,608)
Prepaid manufacturing	2,109	(3,100)
Other prepaid, current and non-current assets	(4,621)	(1,788)
Accounts payable	203	(4,959)
Accrued rebates, fees and reserve	(3,327)	15,037
Accrued compensation	(10,154)	(5,632)
Accrued and other current and non-current liabilities	16,897	1,646
Net cash provided by operating activities	1,367	13,477
Investing activities
Purchases of property and equipment	(145)	(1,783)
Proceeds from disposal of property and equipment	—	167
Purchases of investments in marketable securities	(140,330)	—
Upfront license fee payment to Junshi Biosciences	(145,000)	—
Net cash used in investing activities	(285,475)	(1,616)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	4,329	4,803
Taxes paid related to net share settlement of RSUs	(1,730)	(880)
Other immaterial financing activities	(160)	—
Net cash provided by financing activities	2,439	3,923
Net (decrease) increase in cash, cash equivalents and restricted cash	(281,669)	15,784
Cash, cash equivalents and restricted cash at beginning of period	541,598	177,908
Cash, cash equivalents and restricted cash at end of period	$259,929	$193,692
Supplemental disclosure of cash flow information
Unpaid upfront license fee to Innovent included in Accounts Payable as of March 31, 2020	$—	$5,000
Non-cash bonus payment settled in common stock	$—	$1,498
Right-of-use assets obtained in exchange for lease obligations related to operating leases	$—	$1,388
Right-of-use assets obtained in exchange for lease obligations related to finance leases	$212	$257

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biotherapeutics company focused on the biosimilar and immuno-oncology market primarily in the United States. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s product pipeline comprise four drugs, CHS-1420 (an adalimumab (Humira) biosimilar), a ranibizumab (Lucentis) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, a bevacizumab (Avastin) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd. and toripalimab, an anti-PD-1 antibody being developed in collaboration with Shanghai Junshi Biosciences Co., Ltd.

The Company commercializes UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to Coherus and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	March 31,	March 31,
	2021	2020
Cash and cash equivalents at beginning of period	$541,158	177,668
Restricted cash - non-current at beginning of period	440	240
Total cash, cash equivalents and restricted cash at beginning of period	$541,598	177,908

Cash and cash equivalents at end of period	$259,489	$193,252
Restricted cash - non-current at end of period	440	440
Total cash, cash equivalents and restricted cash at end of period	$259,929	$193,692

Restricted cash – non-current consists of deposits for letter of credits that the Company has provided to secure its obligations under certain facility and other leases.

Investments in Marketable Securities

Investments in marketable securities primarily consist of corporate debt obligations and commercial paper. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly-rated securities and limit its exposure to any single issuer. All investments in debt marketable securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, which, if any, are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses and declines in value, if any, on available-for-sale securities are included in other income, net, based on the specific identification method.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2021.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements adopted by the Company in 2021:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2021. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted this guidance as of January 1, 2021. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$241,115	$241,115	$—	$—
Restricted cash (money market funds)	440	440	—	—
Corporate notes and Commercial paper	157,033	—	157,033	—
Total financial assets	$398,588	$241,555	$157,033	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$538,673	$538,673	$—	$—
Restricted cash (money market funds)	440	440	—	—
Total financial assets	$539,113	$539,113	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Cash equivalents, marketable securities and restricted cash, consisted of the following (in thousands):

	March 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$241,115	$—	$—	$241,115
Corporate notes and commercial paper	17,019	—	—	17,019
Classified as cash equivalents	$258,134	$—	$—	$258,134

Corporate notes and Commercial paper	$140,051	$—	$(37)	$140,014
Classified as marketable securities	$140,051	$—	$(37)	$140,014

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

	December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$538,673	$—	$—	$538,673
Classified as cash equivalents	$538,673	$—	$—	$538,673

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

As of March 31, 2021, the remaining contractual maturities of available-for-sale securities were less than one year. The average maturity of investments in available-for-sale marketable securities as of March 31, 2021 was approximately 9 months. The realized gains or losses on marketable securities for the periods presented were immaterial. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and there is no indication of default on interest or principal payments for any of its debt securities, thus there has been no recognition of credit losses in the three months ended March 31, 2021 and 2020.

1.5% Convertible Notes due 2026

The estimated fair value of the 1.5% Convertible Notes due 2026, which the Company issued in April 2020 (see Note 7) is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes due 2026 is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes due 2026 was approximately $246.7 million (par value $230.0 million) as of March 31, 2021.

8.2% Convertible Notes due 2022

The estimated fair value of the 8.2% Convertible Senior Notes due 2022, which the Company issued in February 2016 (see Note 7) is based on an income approach. The estimated fair value was approximately $112.0 million (par value $100.0 million) as of March 31, 2021 and represents a Level 3 valuation. When determining the estimated fair value of the Company’s long-term debt, the Company uses a single factor binomial lattice model, which incorporates the terms and conditions of the convertible notes and market based risk measurement that are indirectly observable, such as credit risk. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 7) of $75 million as of March 31, 2021 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value.

3.           Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw Materials	$3,727	$5,205
Work in process	61,644	43,952
Finished goods	38,307	43,032
Total	$103,678	$92,189

Balance sheet classifications (in thousands):

	March 31,	December 31,
	2021	2020
Inventory	$51,613	$44,233
Inventory, non-current	52,065	47,956
Total	$103,678	$92,189

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the non-current portion of inventory consisted of raw materials and a portion of work in process.

Prepaid manufacturing of $15.4 million as of March 31, 2021 includes prepayments of $7.5 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $7.9 million to various CMOs for other research and development pipeline programs. Prepaid manufacturing of $19.4 million as of December 31, 2020 included prepayments of $8.9 million to a CMO for manufacturing services for UDENYCA®; and prepayments of $10.5 million to various CMOs for other research and development pipeline programs.

Other Assets, non-current of $10.7 million on the condensed consolidated balance sheet as of March 31, 2021 primarily includes $9.4 million of operating lease right-of-use assets. Other Assets, non-current of $12.5 million on the consolidated balance sheet as of December 31, 2020 primarily includes $10.0 million of operating lease right-of-use assets and prepayments of $1.3 million made to a CMO for manufacturing services for UDENYCA®.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward other development programs. As part of the discontinuation, the Company wrote-off prepaid manufacturing services not deemed to have any probable future benefits resulting in the recognition of an impairment charge of $3.2 million within research and development expenses on the Company’s condensed consolidated statement of operations. Additionally, the Company recognized an expense of $8.3 million within research and development expenses on our condensed consolidated statement of operations in connection with the cancellation of open purchase orders with various vendors related to CHS-2020 development.

4.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$13,739	$13,301
Computer equipment and software	3,996	3,996
Furniture and fixtures	1,274	1,268
Leasehold improvements	5,898	5,830
Finance lease right of use assets	2,032	1,451
Construction in progress	10	312
Total property and equipment	26,949	26,158
Accumulated depreciation and amortization	(17,279)	(16,050)
Property and equipment, net	$9,670	$10,108

Total depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical and manufacturing	$30,608	$11,365
Accrued other	10,944	12,182
Lease liabilities, current	3,288	3,132
Total Accrued and other current liabilities	$44,840	$26,679

5.        Revenue

The Company recorded net product revenue of $83.0 million and $116.2 million during the three months ended March 31, 2021 and 2020, respectively.

Revenue by significant customer was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	Percent of Total	Percent of Total
McKesson Corporation	39%	41%
AmeriSource-Bergen Corporation	38%	35%
Cardinal Health, Inc.	21%	22%
Others	2%	2%
Total revenue	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Three Months Ended March 31, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	114,670	30,233	25,130	170,033
Prior period	(2,316)	(1,888)	(823)	(5,027)
Payments and customer credits issued	(123,441)	(27,373)	(26,157)	(176,971)
Balance at March 31, 2021	$29,493	$55,030	$26,910	$111,433

	Three Months Ended March 31, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	102,652	29,456	29,384	161,492
Prior period	152	4,937	(4,051)	1,038
Payments and customer credits issued	(105,612)	(20,240)	(24,646)	(150,498)
Balance at March 31, 2020	$32,351	$41,647	$25,181	$99,179

Government and other chargebacks payable to our direct customers and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

6. License Agreements

Shanghai Junshi Biosciences, Co., Ltd.

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimab in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various milestones, including up to $290.0 million for attainment of certain sales thresholds. If the Company exercises its options, it will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $145.0 million during the three months ended March 31, 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. The Company had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fees was fully credited against the total upfront license fee obligation under the collaboration agreement. As of March 31, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash, which was received in April 2021 by the Company. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million. The fair value of the DLOM will be included as an offset against the research and development expense in the condensed consolidated statement of operations for the three months ending June 30, 2021.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $5.0 million during the three months ended March 31, 2020, related to an upfront payment for the bevacizumab Licensed Product. As of March 31, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when such payments become probable.

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

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of March 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. The Company determined that the 2026 Convertible Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and also since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the condensed consolidated balance sheet.

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company also paid $18.2 million to enter into privately negotiated capped call transactions with one or a combination of the initial purchasers, their respective affiliates and other financial institutions (the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments.  Therefore, the total $18.2 million capped call premium paid was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

The following table summarizes components of the 2026 Convertible Notes (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of the 2026 Convertible Notes	$230,000	$230,000
Unamortized debt discount and debt issuance costs	(6,659)	(6,971)
Total 2026 Convertible Notes	$223,341	$223,029

If the 2026 Convertible Notes were to be converted on March 31, 2021, the holders of the 2026 Convertible Notes would receive common shares with an aggregate value of $174.5 million based on the Company’s closing stock price of $14.61 as of March 31, 2021.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stated coupon interest	$863	$—
Accretion of debt discount and debt issuance costs	312	—
Total interest expense	$1,175	$—

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $6.7 million as of March 31, 2021, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 5 years. The annual effective interest rate is 2.11% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of March 31, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$3,450
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	248,975
Less amount representing interest	(18,975)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(6,659)
Net carrying amount of 2026 Convertible Notes	$223,341

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

The 2022 Convertible Notes contain customary negative covenants and events of default, the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Note. As of March 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20. Pursuant to ASC 470-20, the Company evaluated the features embedded in the 2022 Convertible Notes and concluded that the embedded features are not required to be bifurcated and accounted for separately from the host debt instrument.

On April 13, 2020, the Company entered into an amendment (the “Second Amendment”) to the 2022 Convertible Note Purchase Agreement, dated as of February 29, 2016 (the “Note Purchase Agreement”), which amended the definition of Restricted Payment to exclude any payment (including a premium) to a counterparty under a “Permitted Bond Hedge Transaction” (as defined in the Note Purchase Agreement). The Second Amendment also added to the Note Purchase Agreement a definition of “Permitted Bond Hedge Transaction”, with such definition including any capped call option (or substantively equivalent derivative transaction) relating to the Company’s common stock purchased by it in connection with any issuance of indebtedness or convertible indebtedness.

The following table summarizes components of the 2022 Convertible Notes (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(1,510)	(1,865)
2022 Convertible Notes	$80,240	$79,885
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(503)	(622)
2022 Convertible Notes - related parties	$26,747	$26,628
Total 2022 Convertible Notes	$106,987	$106,513

The 2022 Convertible notes and the 2022 Convertible Notes – related parties were classified in current liabilities as of March 31, 2021 and in non-current liabilities as of December 31, 2020 on the condensed consolidated balance sheets. If the 2022 Convertible Notes were to be converted on March 31, 2021, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $65.4 million based on the Company’s closing stock price of $14.61.

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stated coupon interest	$1,538	$1,538
Accretion of debt discount and debt issuance costs	356	324
Interest expense	$1,894	$1,862
Stated coupon interest - related parties	$512	$512
Accretion of debt discount and debt issuance costs - related parties	119	108
Interest expense - related parties	$631	$620
Total interest expense	$2,525	$2,482

The remaining unamortized debt discount and debt offering costs related to the 2022 Convertible Notes of approximately $2.0 million as of March 31, 2021, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of one year. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of March 31, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$6,150
2022	111,050
Total minimum payments	117,200
Less amount representing interest	(8,200)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(2,013)
Net carrying amount of 2022 Convertible Notes	$106,987

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

The Borrowings under the Term Loan bear interest through maturity at 6.75% per annum plus three-month LIBOR. Interest is payable quarterly in arrears. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2021, the effective interest rate is 10.47%.

The Company is required to pay principal on the Borrowings in equal quarterly installments beginning on the fourth anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the third anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date.

The Company is also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control.

If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then the Company shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the third anniversary of the credit agreement closing date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the term loan closing date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the term loan closing date but on or prior to the four year anniversary of the term loan closing date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the fourth  anniversary of the term loan closing date but on or prior to the fifth anniversary of the term loan closing date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the Term Loan, the Company paid a fee to the Lender of $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), it is required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the Term Loan are secured by a lien on substantially all of the Company’s and its Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict the ability of the Company and its subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, or in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $150.0 million for each fiscal year after the fiscal year ending December 31, 2020. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

On April 13, 2020, the Company entered into an amendment to the Term Loan, which amended the Term Loan’s indebtedness covenant such that the Company could incur Convertible Bond Indebtedness (as defined in the credit agreement governing the Term Loan) in an amount not to exceed the greater of $230.0 million or 20% of the Company’s market capitalization.

As of March 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the Term Loan.

The following table summarizes information about the components of the Term Loan (in thousands):

	March 31,	December 31,
	2021	2020
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(304)	(519)
Term Loan	$74,696	$74,481

The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stated coupon interest	$1,734	$1,754
Accretion of debt discount and debt issuance costs	215	195
Interest expense	$1,949	$1,949

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $0.3 million as of March 31, 2021, will be amortized using the effective rate over the remaining term of the Term Loan of 3.75 years.

Future payments on the Term Loan as of March 31, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$5,299
2022	7,034
2023	39,187
2024	36,073
2025	11,348
Total minimum payments	98,941
Less amount representing interest	(20,941)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(3,304)
Net carrying amount of Term Loan	$74,696

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of March 31, 2021, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2021	$34,204
2022	15,946
2023	9,753
2024	600
Total obligations	$60,503

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

In 2019, the Company entered into a vehicle lease agreement, pursuant to which it currently leases approximately 50 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle commences upon the delivery of the vehicle and is for a period of 36 months. The vehicles leased under this arrangement were classified as finance leases.

In determining the present value of the lease payments, the Company used the incremental borrowing rate based on the information available on January 1, 2019 (adoption date of ASC 842) for the leases that commenced prior to that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

The supplemental information related to Company’s leases is as follows (in thousands):

		March 31,	December 31,
Assets	Balance Sheet Classification	2021	2020
Operating lease	Other assets, non-current	$9,430	$9,956
Finance lease	Property and equipment, net	1,508	1,451
Total leased assets		$10,938	$11,407

		March 31,	December 31,
Liabilities	Balance Sheet Classification	2021	2020
Operating lease liabilities, current	Accrued and other current liabilities	$2,651	$2,573
Operating lease liabilities, non-current	Lease liabilities, non-current	8,375	9,073
Total operating lease liabilities		$11,026	$11,646

Finance lease liabilities, current	Accrued and other current liabilities	$637	$560
Finance lease liabilities, non-current	Lease liabilities, non-current	869	875
Total finance lease liabilities		$1,506	$1435

Operating lease costs were $0.8 million for each of the three months ended March 31, 2021 and 2020. Cash paid for amounts included in the measurement of the operating lease liabilities for the three months ended March 31, 2021 and 2020 was $0.9 million and $0.8 million, respectively, and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, the maturities of the operating and finance lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases	Finance leases
Remainder of 2021	$2,572	$530
2022	3,293	700
2023	3,438	360
2024	2,889	16
2025 and beyond	700	—
Total lease payments	12,892	1,606
Less imputed interest	(1,866)	(100)
Lease liabilities	$11,026	$1,506

As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term for operating leases was 3.8 years and 4.1 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.1% as of March 31, 2021 and December 31, 2020. The weighted average remaining lease term for finance leases was 2.3 years as of March 31, 2021 and 2.4 years as of December 31, 2020. The weighted average discount rate used to determine the finance lease liabilities was 5.8% as of March 31, 2021 and December 31, 2020.

10.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of income related to options and restricted stock units granted to employees and nonemployees (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold (1)	$191	$45
Research and development	6,432	3,590
Selling, general and administrative	10,261	5,920
Stock-based compensation expense	$16,884	$9,555

Capitalized stock-based compensation expense into inventory at March 31	$289	$434

(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

11.      Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share was computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes. Since the Company was in a net loss position for the three months ended March 31, 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive for that period.

The following table sets forth the computation of the basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Basic net (loss) income per share
Numerator:
Net (loss) income	$(172,947)	$35,572
Denominator:
Weighted-average common shares outstanding	72,832,953	70,662,185
Basic net (loss) income per share	$(2.37)	$0.50
Diluted net income (loss) per share
Numerator:
Net (loss) income	$(172,947)	$35,572
Denominator:
Denominator for basic net (loss) income per share	72,832,953	70,662,185
Add effect of potential dilutive securities:
Stock options, including purchases from contributions to ESPP	—	3,666,137
Restricted stock units	—	88,232
Denominator for diluted net (loss) income per share	72,832,953	74,416,554
Diluted net (loss) income per share	$(2.37)	$0.48

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2021	2020
Stock options, including purchases from contributions to ESPP	19,889,972	8,862,891
Restricted stock units	1,691,310	4,135
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	—
Total	37,997,305	13,340,897

12.      Income Taxes

There was no income tax expense for the three months ended March 31, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year.  Income tax expense of 0.9 million for the three months ended March 31, 2020, primarily related to state taxes in jurisdictions outside of California, for which the Company has a limited operating history. Income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year to date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The Company maintains a full valuation allowance against its net deferred tax assets due to its history of losses.

13.      Related Party Transactions

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (certain companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7).

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. The Company recognized a cash consulting expense of $0.2 million and stock based compensation expense of $0.8 million with respect to these consulting services during the three months ended March 31, 2021. Total liabilities recognized in Accounts payable and Accrued liabilities in the condensed consolidated balance sheets with respect to these services were $30,094 and $286,640 as of March 31, 2021 and December 31, 2020, respectively.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K filed with the SEC on February 25, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended “Exchange Act”. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

We are investing cash flows generated by our commercial biosimilars business to build a leading immuno-oncology franchise in the United States and Canada. In February 2021, we in-licensed Junshi Biosciences’ toripalimab, a novel anti-PD-1 antibody, which was first approved in 2018 for second-line treatment of melanoma in China, where it is marketed by Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). Toripalimab has been extensively evaluated in late-stage clinical trials for the treatment of multiple tumor types. We and Junshi Biosciences initiated a rolling submission of the biologic license application (“BLA”) to the United States Food and Drug Administration (“FDA”) in March 2021 for the treatment of third-line nasopharyngeal carcinoma, an indication for which the FDA has granted toripalimab Breakthrough Therapy Designation. Within the next several years, we and Junshi Biosciences anticipate submitting BLAs for multiple additional indications for rare and highly prevalent tumor types, including non-small cell lung cancer. We have also acquired options to license two pipeline immuno-oncology product candidates from Junshi Biosciences, an anti-TIGIT antibody and a next-generation engineered IL-2 cytokine, which we plan to evaluate in combination with toripalimab.

With our UDENCYA commercialization efforts, we have built a strong, oncology-focused commercial capability in the United States. We expect to leverage this commercial capability as we build our immuno-oncology franchise if toripalimab and potential combination product candidates are approved.

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

metastatic melanoma, making it the first Chinese domestic anti-PD-1 monoclonal antibody to obtain marketing approval in China. In December 2020, toripalimab was included in the National Reimbursement Drug List (“NRDL”) for the treatment of melanoma by the China National Healthcare Security Administration (“NHSA”). In February 2021, the supplemental new drug application (“NDA”) for toripalimab in combination with chemotherapy for the first-line treatment of patients with advanced, recurrent or metastatic nasopharyngeal carcinoma was accepted by the NMPA. Also in February 2021, the NMPA granted a conditional approval to toripalimab for the treatment of patients with recurrent or metastatic nasopharyngeal carcinoma (“NPC”) after failure of at least two lines of prior systemic therapy. In April 2021, NMPA granted a conditional approval to toripalimab for the treatment of patients with locally advanced or metastatic urothelial carcinoma who failed platinum-containing chemotherapy or progressed within 12 months of neoadjuvant or adjuvant platinum-containing chemotherapy.

In the United States, toripalimab was granted the Breakthrough Therapy designation for the treatment of recurrent/metastatic nasopharyngeal carcinoma by the FDA in September 2020. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of nasopharyngeal carcinoma, mucosal melanoma and soft tissue sarcoma.

We initiated a rolling submission of toripalimab Biologics License Application (“BLA”) to the FDA for recurrent/metastatic nasopharyngeal carcinoma in March 2021. In addition to nasopharyngeal carcinoma, we and Junshi Biosciences plan to submit BLAs to the FDA for toripalimab within the next two years for the treatment of several rare and highly prevalent cancers, including non-small cell lung cancer.

●	UDENYCA® (pegfilgrastim-cbqv). We are continuing to develop additional presentations of UDENYCA®.
●	Bevacizumab (Avastin) biosimilar and option to license rituximab (Rituxan®) biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent,” and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product for the prevention or amelioration of any human diseases and conditions as included in the label of Avastin. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations in the United States and Canada.

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

The Bioeq ranibizumab biosimilar candidate demonstrated similar binding and bioactivity as Lucentis (ranibizumab) and met its primary endpoint in a wet age-related macular degeneration (“wet AMD”) Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. The FDA requested additional manufacturing data for the equipment in its new location in the context of its review of the 351(k) BLA. As a result, Bioeq decided to withdraw its 351(k) BLA for this candidate and provide the requested data. During the first quarter of 2021, Bioeq received positive pre-BLA filing feedback from the FDA on the requested manufacturing data, and the FDA indicated support of Bioeq’s current plans to proceed with the resubmission of its 351(k) BLA. Bioeq has indicated that it expects to resubmit the BLA in mid-2021.

Small Molecule Pipeline

●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a novel, potential first-in-class, once-daily oral drug candidate for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In February 2020, we announced that we are seeking strategic alternatives to finance this program externally.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors”. These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth.

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

Financial Operations Overview

Revenue

We recorded net product revenue of $83.0 million and $116.2 million during the three months ended March 31, 2021 and 2020, respectively.

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

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations (“CMOs”), and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities; and
●	upfront and milestone payments related to licensing and collaboration agreements.

Internal costs are associated with activities performed by our research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated, internal research and development costs consist primarily of:

●	personnel-related expense, which includes salaries, benefits and stock-based compensation; and
●	facilities and other allocated expense, which includes direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment, laboratory and other supplies.

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

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. Furthermore, in the past, we have entered into collaborations with third parties to participate in the development and commercialization of our product candidates, and we may enter into additional collaborations in the future. In situations in which third parties have substantial influence over the development activities for product candidates, the estimated completion dates are not fully under our control. For example, our partners in licensed territories may exert considerable influence on the regulatory filing process globally. Therefore, we cannot forecast with any degree of certainty the duration and completion costs of these or other current or future clinical trials of our product candidates. We may never succeed in achieving regulatory approval for any of our pipeline product candidates. In addition, we may enter into other collaboration arrangements for our other product candidates, which could affect our development plans or capital requirements.

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

Other Income, Net

Other income, net consists primarily of interest earned from our investments in marketable securities and foreign exchange gains and losses resulting from currency fluctuations.

Significant Transactions

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration”).

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various milestones, including up to $290.0 million for attainment of certain sales thresholds. If we exercise our options, we will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We recorded research and development expense of $145.0 million during the three months ended March 31,

2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fees was fully credited against the total upfront license fee obligation under the collaboration agreement. As of March 31, 2021 we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash, which was received in April 2021 by us. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million at the date the shares were issued. The fair value of the DLOM is attributable to the Collaboration Agreement and will be included as an offset against the research and development expense in the condensed consolidated statement of operations for the three months ending June 30, 2021.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Net Revenue

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Net product revenue	$83,034	$116,180	$(33,146)

Net product revenue for the three months ended March 31, 2021 and 2020 was 83.0 million and $116.2 million, respectively, a decrease of $33.1 million. This decrease was primarily due to a decrease in the number of units of UDENYCA® sold and an increase in discounts and allowances incurred during the three months ended March 31, 2021.

We expect net product revenue and market penetration to rise in the second half of 2021, assuming the COVID-19 pandemic recedes and treatment patterns normalize, and subject to pricing trends in the overall pegfilgrastim market.

Cost of goods sold

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Cost of goods sold	$7,511	$6,855	$656
Gross margin	91%	94%	(3)%

The cost of goods sold was $7.5 million and $6.9 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.7 million.  Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years. A portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs when incurred.  The cost basis of product sold that was expensed prior to approval, was approximately $3.3 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin during such periods. We have utilized all of the remaining inventory expensed prior to approval of UDENYCA® as of March 31, 2021 and estimate that the cost of goods sold as a percentage of net product revenue will be in the range of a high single digit to low double digit percentage from the second quarter of 2021, including the mid-single digit royalty cost on net product revenue.

We expect our gross margin to moderately decrease during the remainder of 2021 as a result of decreasing net revenue per unit sold in response to competitive pressure and higher cost of goods sold due to the depletion in the first quarter of the inventory manufactured and fully expensed prior to the regulatory approval of UDENYCA®.

Research and Development Expense

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Research and development	$203,492	$33,107	$170,385

Research and development expense for the three months ended March 31, 2021 was $203.5 million compared to $33.1 million for the same period in 2020, an increase of $170.4 million. The increase in research and development expense was primarily due to the following:

●	an upfront license fee of $145.0 million pursuant to the Collaboration Agreement with Junshi Biosciences in February 2021 as compared to an upfront license fee of $5.0 million to Innovent in January 2020;
●	an increase of $8.1 million related to the development of additional presentations of UDENYCA®;
●	an increase of $7.6 million in costs related to CHS-2020 primarily attributable to $11.5 million of costs incurred in the first quarter of 2021 from discontinuation of that program compared to $3.9 million in development costs incurred in the first quarter of 2020;
●	an increase of $6.6 million related to costs incurred for the continued co-development of toripalimab;
●	an increase of $3.3 million in costs incurred for the continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020;
●	an increase of $2.8 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted since the first quarter of 2020;
●	an increase of $2.2 million in personnel and consulting costs to advance our research and development programs; and
●	an increase of $0.7 million in costs related to the development of our other biosimilar product candidates.

The increase in research and development expense for the three months ended March 31, 2021 was partially offset by the following:

●	a decrease of $0.7 million in CHS-131 related costs primarily due to discontinuation of the development activities in 2021; and
●	a decrease of $0.6 million in CHS-1420 related costs mainly due to the preparation of our BLA submission and activities related to inspection readiness during 2020.

We expect substantially lower research and development expense in the second quarter and subsequent quarters of 2021 compared to the first quarter of 2021 which included a $145 million upfront payment to Junshi Biosciences upon the closing of the collaboration agreement.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Selling, general and administrative	$39,391	$35,350	$4,041

Selling, general and administrative expense for the three months ended March 31, 2021 was $39.4 million compared to $35.4 million for the three months ended March 31, 2020, an increase of $4.0 million. The increase was primarily due to the following:

●	an increase of $4.3 million in stock-based compensation expense mainly related to the grant of fully vested stock options to certain employees and consultants upon the execution of the collaboration agreement with Junshi Biosciences and additional equity awards granted since the first quarter of 2020;
●	a net increase of $1.6 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support UDENYCA® sales; and
●	an increase of $0.9 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for UDENYCA®.

The increase in selling, general and administrative expense for the three months ended March 31, 2021 was partially offset by a decrease of $2.7 million in travel, offsite conference and training related expenses as a result of COVID-19 shelter-in-place restrictions.

We expect selling, general and administrative expense to increase during the remainder of 2021 as a result of anticipated increased commercial activities to support UDENYCA® sales and as a result of initiating our ophthalmology and immuno-oncology commercial activities.

Interest Expense

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Interest expense	$5,648	$4,431	$1,217

Interest expense for the three months ended March 31, 2021 was $5.6 million compared to $4.4 million for the same period in 2020, an increase of $1.2 million. The increase is primarily due to the interest related to our 2026 convertible notes (“2026 Convertible Notes”) that were issued in April 2020.

Income Tax Provision

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Income tax provision	$—	$933	$(933)

There was no income tax expense for the three months ended March 31, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year.  Income tax expense of 0.9 million for the three months ended March 31, 2020, primarily related to state taxes in jurisdictions outside of California, for which we have a limited operating history. Income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year to date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period.  We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures we have generated significant operating losses since our inception. We have funded our operations primarily through equity financing, sales of our convertible preferred stock, sales of UDENYCA® units and issuance of debt.

As of March 31, 2021, we had an accumulated deficit of $935.7 million, cash and cash equivalents of $259.5 million and investments in marketable securities of $140.0 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable.

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

The Borrowings under the Term Loan bear interest through maturity at 6.75% per annum plus LIBOR (customarily defined). Interest is payable quarterly in arrears.

We are required to pay principal on the Borrowings in equal quarterly installments beginning on the fourth anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 are less than $375.0 million, beginning on the third anniversary of the Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date.

We are also required to make mandatory prepayments of the Borrowings under the Term Loan, subject to specified exceptions, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events including the occurrence of a change in control.

If all or any of the Borrowings are prepaid or required to be prepaid under the Term Loan, then we shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the third anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the third anniversary of the Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the third anniversary of the Term Loan Closing Date but on or prior to the fourth anniversary of the Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the fourth anniversary of the Term Loan Closing Date but on or prior to the fifth anniversary of the Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the Term Loan, we paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), we are required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the Term Loan are secured by a lien on substantially all of our and our Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $150.0 million for each fiscal year after the year ended December 31, 2020. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable. In April 2020, we amended the Term Loan in connection with the issuance and sale of our 2026 Convertible Notes.

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$1,367	$13,477
Net cash used in investing activities	(285,475)	(1,616)
Net cash provided by financing activities	2,439	3,923
Net increase in cash, cash equivalents and restricted cash	$(281,669)	$15,784

Net cash provided by operating activities

Cash provided by operating activities was $1.4 million for the three months ended March 31, 2021, which was primarily due to the following:

●	cash outflow from the upfront license fee payment of $145.0 million to Junshi Biosciences was reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	a decrease in trade receivables of $16.7 million primarily due to the timing of payments from our customers;
●	an increase in accrued and other current and non-current liabilities of $16.9 million primarily due to contract manufacturing accruals related to our research and development programs and commercial manufacturing services;
●	a decrease in prepaid manufacturing services of $2.1 million primarily due to prepaid contract manufacturing related to our research and development programs and prepaid commercial manufacturing services; and
●	non-cash charges related to stock-based compensation of $16.9 million and depreciation and amortization of property and equipment of $0.8 million, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt issuance discounts of $1.0 million, non-cash accretion of discount on marketable securities of $0.3 million, non-cash operating lease expense of $0.5 million, other non-cash adjustments of $0.2 million.

The cash provided by operating activities was partially offset by the following

●	net loss of $172.9 million;
●	an increase in inventory of $11.4 million in order to maintain adequate supplies in order to meet potential future demand for UDENYCA®;
●	a decrease in accrued compensation of $10.2 million primarily due to the settlement of 2020 bonus payout, which was partially offset by an increase in ESPP contributions;

●	an increase in other prepaid, current and non-current assets of $4.6 million primarily due to timing of insurance payments and clinical services; and
●	a decrease in accrued rebates, fees and reserve of $3.3 million as a result of lower sales in the first quarter of 2021.

Cash provided by operating activities was $13.5 million for the three months ended March 31, 2020, which was primarily due to the following:

●	net income of $35.6 million;
●	an increase in accrued rebates, fees and reserve of $15.0 million as a result of continued growth in UDENYCA® sales;
●	non-cash charges related to stock-based compensation of $9.6 million and depreciation and amortization of property and equipment of $0.6 million, non-cash interest expense from amortization of debt issuance discounts of $0.6 million, non-cash operating lease expense of $0.5 million, other non-cash adjustments of $0.6 million; and
●	an increase in accrued and other liabilities of $1.6 million primarily due to contract manufacturing accruals related to our research and development programs.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $25.6 million primarily due to the timing of payment from our customers;
●	an increase in inventory of $9.6 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet the future demand;
●	an increase in prepaid manufacturing services of $3.1 million to secure drug production runs scheduled for 2020;
●	an increase in other prepaid and other current and non-current assets of $1.8 million primarily due to the timing of insurance payments;
●	a decrease in accrued compensation of $5.6 million primarily due to the settlement of 2019 bonus payout, which was partially offset by an increase in ESPP contributions; and
●	a decrease in accounts payable of $5.0 million primarily due to the timing of receiving and processing invoices from our vendors partially offset by the upfront payment due to Innovent under the Innovent Agreement; and

Net cash used in investing activities

Cash used in investing activities of $285.5 million for the three months ended March 31, 2021 was primarily due to upfront license fee payment of $145.0 million to Junshi Biosciences and purchases of investments in marketable securities of $140.3 million.

Cash used in investing activities of $1.6 million for the three months ended March 31, 2020 was primarily due to purchases of property and equipment.

Net cash provided by financing activities

Cash provided by financing activities of $2.4 million for the three months ended March 31, 2021 was primarily due to $4.3 million proceeds from the exercise of stock options and was partially offset by $1.7 million in tax payments related to net share settlement of RSUs.

Cash provided by financing activities of $3.9 million for the three months ended March 31, 2020 was primarily due to $4.8 million proceeds from the exercise of stock options partially offset by $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2020.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we had cash and cash equivalents and investments in marketable securities of $399.5 million consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

We are not a party to any material legal proceedings on the date of this report.

Item 1A.	Risk Factors

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, before making investment decisions regarding our common stock.

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability.
●	The commercial success of UDENYCA®, or any future product candidate, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.
●	UDENYCA® and our other product candidates, even if approved, will remain subject to regulatory scrutiny.
●	UDENYCA®, or our other biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	UDENYCA® or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

We are subject to risks related to public health crises such as the global pandemic associated with the novel coronavirus and the associated disease (“COVID-19”). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies, including, but not limited to:

●	decreased sales of UDENYCA®;
●	our ability to maintain or expand the commercial use of UDENYCA® due to, among other factors, healthcare providers, payers and patients not utilizing or adopting UDENYCA® due to resources being strained or otherwise focused on the COVID-19 pandemic and our sales team efficacy in selling UDENYCA® being limited due to such strained resources or other factors such as travel restrictions;
●	fewer individuals undertaking or completing cancer treatments, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
●	our third-party contract manufacturers and logistics providers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of UDENYCA® or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines; and
●	limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness of employees or their families.

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all of Neulasta’s dosage forms, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may continue or re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the rollout of COVID-19 vaccines has, and could continue to, experience significant delays and suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved, with multiple products still early in development.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including net losses of $209.4 million for the year ended December 31, 2018 and a net loss of $172.9 million in the first quarter of 2021. However, while we did generate net income of $132.2 million and $89.8 million for the year ended December 31, 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of UDENYCA or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of March 31, 2021, we had an accumulated deficit of $935.7 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We anticipate we will incur certain development and pre-commercial expenses for the Lucentis biosimilar candidate, which we licensed from Bioeq in November 2019, for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020, and for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021. Advancing these candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

If we obtain regulatory approval to market a biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to UDENYCA® gain regulatory approval and are commercialized, we may not remain profitable.

Our expenses will increase substantially if and as we:

●	establish a sales, marketing and distribution infrastructure to commercialize UDENYCA® or any of our product candidates for which we may obtain marketing approval;
●	make upfront, milestone, royalty or other payments under any license agreements;

●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other biosimilar product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation, and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

As of March 31, 2021, our cash and cash equivalents and short-term investments were $399.5 million. We expect that our existing cash and cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of UDENYCA®.

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

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period), such corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future (some of which changes are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Launch and Commercialization of UDENYCA® and our Other Product Candidates

We have a limited operating history in an emerging regulatory environment on which to assess our business.

We are a biotherapeutics company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, UDENYCA® is our only product approved for commercialization in the United States and E.U., and we have no products approved in any other territories.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medical Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar companies (including competition from large pharmaceutical companies entering the biosimilar market that may be able to gain advantages in the sale of biosimilar products based on brand recognition and/or existing relationships with customers and payers) and whether we own (or have partnered with) the commercial rights for that territory. If the market for our product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our products, our business may suffer.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of UDENYCA®, or any of our future product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	the possibility that a competitor may achieve interchangeability and we may not;
●	relative convenience and ease of administration;

●	the extent to which our product may be similar to the originator product than competing biosimilar product candidates;
●	policies and practices governing the naming of biosimilar product candidates;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
●	publicity concerning our products or competing products and treatments;
●	the extent to which third-party payers provide adequate third-party coverage and reimbursement for our product candidates, if approved;
●	the price at which we sell our products;
●	the actions taken by competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar product candidates. Further, continued market acceptance of UDENYCA®, and the market acceptance of any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of the product candidates may require significant resources, may be under-resourced compared to large well-funded pharmaceutical entities and may never be successful. If UDENYCA® or any future product candidates that are approved  fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

The third-party coverage and reimbursement status of UDENYCA® (or our other product candidates, if approved) is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Pricing, coverage and reimbursement of UDENYCA®, or any of our product candidates, if approved, may not be adequate to support our commercial infrastructure. Our per-patient prices may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payers are essential for most patients to be able to afford expensive treatments such as ours. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, or become unavailable, we may not be able to successfully commercialize UDENYCA® or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Effective January 2019, centers for Medicare and Medicaid Services (“CMS”) assigned a product specific Q-Code to UDENYCA®, which is necessary to allow UDENYCA® to have its own reimbursement rate and average selling price with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while a large majority of payers have adopted the Q-Code assigned by CMS for UDENYCA®, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If UDENYCA®, or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the

2020 U.S. Presidential Election may impact our business and industry. Namely, while in power the Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Specifically, some of the pharmaceutical and biotechnology companies we expect to compete with include: Sandoz International GmbH (“Sandoz”), Amgen Inc. (“Amgen”), Pfizer Inc. (“Pfizer”), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Teva Pharmaceutical Industries, Ltd. (“Teva”), and Samsung Bioepis, Ltd. (“Samsung Bioepis”), (a Merck/Biogen/Samsung biosimilar venture), Mylan N.V. (“Mylan”), and Cinfa Biotech S.L. (“Cinfa,” a subsidiary of Mundipharma), as well as other smaller companies. We are currently aware that such competitors are engaged in the development and commercialization of biosimilar product candidates to pegfilgrastim (Neulasta), ranibizumab (Lucentis), bevacizumab (Avastin) and adalimumab (Humira).

UDENYCA® faces competition in the United States from Amgen, Mylan (with partner Biocon Ltd.), Sandoz, Pfizer, and may face completion from Amneal Pharmaceuticals, Inc. and Fresenius Medical Care AG & Co. KGaA, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen with collaborator Samsung Bioepis, and Xbrane Biopharma AB (in collaboration with STADA Arzneimittel AG and Bausch + Lomb) have each disclosed the development for a Lucentis biosimilar candidate.

Our bevacizumab (Avastin) biosimilar candidate licensed from Innovent may face competition in the United States from Genentech, Inc. (the manufacturer of Avastin) as well as Amgen and Pfizer, each of which have initiated the commercial launch of an Avastin biosimilar.

Similarly, CHS-1420, our adalimumab (Humira) biosimilar may face competition from AbbVie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. There are five adalimumab biosimilar products that have been approved by the FDA in the United States, and Fujifilm and Fresenius have each disclosed development plans for a Humira biosimilar candidate. As a result of number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for CHS-1420 in the United States, if approved.

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

Competitors in the biosimilar market have the ability to compete on price through payers and their third-party administrators, who exert downward pricing pressure on our price offerings. It is possible our biosimilar competitors’ compliance with price discounting demands in exchange for market share or volume requirements could exceed our capacity to respond in kind and reduce market prices beyond our expectations. Such practices may limit our ability to increase market share and may also impact profitability.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Biosimilar product candidates developed by our competitors may render our potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

If other biosimilars of bevacizumab (Avastin), ranibizumab (Lucentis) or adalimumab (Humira), are approved and successfully commercialized before our product candidates for these originator products, our business would suffer.

We expect other companies to seek approval to manufacture and market biosimilar versions of Avastin, Lucentis or Humira. If other biosimilars of these branded biologics are approved and successfully commercialized before our biosimilar candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. For instance, Mylan received FDA approval for its pegfilgrastim biosimilar in June 2018, and in July 2018, Mylan initiated the commercialization in the United States of this biosimilar. Furthermore, in September 2018, the European Commission (“EC”) granted marketing authorization to UDENYCA® and to a pegfilgrastim biosimilar candidate from Intas Pharmaceuticals Limited. In November and December 2018, the EC granted marketing authorizations to three additional pegfilgrastim biosimilar candidates from Sandoz, Mylan and Cinfa. In June 2019, the E.U. granted marketing authorization to a pegfilgrastim biosimilar candidate from USV Biologics.

If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

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

As of March 31, 2021, we had 310 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, good clinical practices (“GCP”), and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are dependent on Bioeq, Innovent and Orox Pharmaceuticals B.V. for the commercialization of our biosimilar product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

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

On March 3, 2017, Amgen filed an action against us, KBI Biopharma Inc., our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA® and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, CHS-1420 has completed Phase 3 clinical trials or other 351(k) BLA-enabling clinical development, and toripalimab is currently being evaluated in Phase 3 clinical trials. Other than certain PK bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the United States, the E.U., and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. For example, Innovent’s bevacizumab (Avastin) biosimilar product candidate has been developed principally in China, and the FDA may not agree that Innovent’s clinical development plan, even if successfully completed, will support submission of a 351(k) BLA. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, during FDA’s review of Bioeq’s 351(k) BLA for its ranibizumab (Lucentis) biosimilar, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its 351(k) BLA for this candidate in order to provide the requested data and resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, which has received approval from the FDA and EMA, and toripalimab, which is approved for use in China only, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our collaboration partners, or both we and our collaboration partners, as the case may be, must conduct clinical studies to demonstrate the safety and efficacy of the product candidates in humans.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are evolving and remain subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. Moreover, the Trump administration previously enacted several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be interpreted and implemented and whether they will be overturned or otherwise modified by the Biden administration, and the extent to which they will impact the FDA’s ability to continue implementing the BPCIA and engage in its other regulatory authorities under the FDA. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course or if the Biden administration were to implement similar or more severe restrictions, our business may be negatively impacted.

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

Other regions, including Canada, Japan and South Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also some areas of non-overlap. Additionally, we cannot predict whether countries that we may wish to market in which do not yet have an established or tested regulatory framework could decide to issue regulations or guidance and/or adopt a more conservative viewpoint than other regions. Therefore, it is possible that even if we obtain agreement from one health authority to an accelerated or optimized development plan, we will need to defer to the most conservative view to ensure global harmonization of the development plan. Also, for regions where regulatory authorities do not yet have sufficient experience in the review and approval of a biosimilar product, these authorities may rely on the approval from another region (e.g., the U.S. or the E.U.), which could delay our approval in that region. Finally, it is possible that some countries will not approve a biosimilar without clinical data from their population or may require that the biosimilar product be manufactured within their region, or some countries may require both.

If other biosimilars of pegfilgrastim (Neulasta), bevacizumab (Avastin), ranibizumab (Lucentis) or adalimumab (Humira), are determined to be interchangeable and our biosimilar candidates for these originator products are not, our business would suffer.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (together the “ACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the U.S. pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and promoted a new Medicare Part D coverage gap discount program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. By way of example, at the end of 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. At this time, the full effect that the ACA and any subsequent changes would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. Recently there has also been heightened government scrutiny over the manner in which manufacturers set prices for their approved products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

Our operations are directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws impact, among other things, sales, marketing and education programs. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or in return for the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians, as defined in the statute, including their immediate family members, certain other healthcare professionals as of 2022, and teaching hospitals and ownership and investment interests held by such physicians and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through April 30, 2021 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of March 31, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 62.1% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of March 31, 2021, there were approximately 73.1 million shares of common stock outstanding.

In addition, as of March 31, 2021, approximately 27.3 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Under the 2014 Plan, the number of shares of our common stock initially reserved for issuance is 2,300,000 plus the number of shares remaining available for future awards under the 2010 Plan. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of March 31, 2021, we reserved for future issuance under the 2016 Plan a total of 1.6 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

In April 2020, we issued and sold $230.0 million aggregate principal amount of our 1.5% senior convertible notes due April 2026 (the “2026 Convertible Notes”). The holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately before April 15, 2026. Upon conversion of the 2026 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of convertible notes, which is equivalent to an initial conversion price of approximately $19.26 per share, and is subject to adjustment in certain events.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our biosimilar product candidates or our pipeline candidates and thereby cause significant market entry delay, defeat our ability to market our products or cause us to abandon development and/or commercialization of a molecule.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we have made, and may make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Privacy and data security have become significant issues in the United States, E.U. and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we may be subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and the CCPA (defined below), and, in the E.U. and the EEA, Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”). Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

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

Additionally, as of January 1, 2021, we have to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the E.U. with respect to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the E.U. and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from E.U. member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.2	11/13/2014

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/27/2020

4.4	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

10.1	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between the Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.				X

10.2	Stock Purchase Agreement, dated February 1, 2021, by and between the Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in inline eXtensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: May 6, 2021	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial and Accounting Officer)