Form 10-Q
period 2021-06-30
Coherus BioSciences, Inc.
filed 2021-08-05
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, 76,480,152 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	our expectations regarding our ability to develop and commercialize our toripalimab drug candidates in the United States and Canada and whether the trial results, data package or biologics license application (“BLA”) will be sufficient to support the regulatory approvals;

●	our expectations regarding our ability to develop and commercialize our bevacizumab (Avastin®) biosimilar candidate in the United States and Canada, including the anticipated three-way pharmacokinetic study, the planned additional analytical similarity characterizations and our plans to submit a 351(k) BLA to the U.S. Food and Drug Administration (“FDA”);

●	whether our CHS-1420 (our adalimumab (Humira®) biosimilar candidate) trial results, data package or BLA will be sufficient to support domestic or global regulatory approvals;

●	whether our ranibizumab (Lucentis®) biosimilar candidate partner, Bioeq AG (“Bioeq”), will be able to obtain regulatory approval in the United States or if we will be able successfully initiate sales of Bioeq’s biosimilar candidate upon such approval;

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta®, Avastin®, Humira® and Lucentis®;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$329,738	$541,158
Investments in marketable securities	124,683	—
Trade receivables, net	141,825	157,046
Inventory	39,668	44,233
Prepaid manufacturing	15,159	19,429
Other prepaid and other assets	8,940	5,613
Total current assets	660,013	767,479
Property and equipment, net	9,130	10,108
Inventory, non-current	56,413	47,956
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	10,423	12,543
Total assets	$739,542	$841,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,568	$15,201
Accrued rebates, fees and reserves	83,758	81,529
Accrued compensation	14,816	22,244
Accrued and other current liabilities	54,899	26,679
Convertible notes due 2022 - current	80,605	—
Convertible notes due 2022 - related parties, current	26,868	—
Term Loan - current portion	11,538	—
Total current liabilities	287,052	145,653
Convertible notes due 2022	—	79,885
Convertible notes due 2022 - related parties	—	26,628
Convertible notes due 2026	223,655	223,029
Term loan - non-current portion	63,420	74,481
Lease liabilities, non-current	8,444	9,948
Other liabilities, non-current	751	1,051
Total liabilities	583,322	560,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; Shares authorized: 5,000,000; No shares issued and outstanding as of June 30, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 76,464,700 and 72,513,348 at June 30, 2021 and December 31, 2020, respectively)	7	7
Additional paid-in capital	1,122,081	1,043,991
Accumulated other comprehensive loss	(267)	(270)
Accumulated deficit	(965,601)	(762,754)
Total stockholders' equity	156,220	280,974
Total liabilities and stockholders’ equity	$739,542	$841,649

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$87,643	$135,674	$170,677	$251,854
Operating expenses:
Cost of goods sold	16,696	10,139	24,207	16,994
Research and development	54,766	26,173	258,258	59,280
Selling, general and administrative	40,345	34,052	79,736	69,402
Total operating expenses	111,807	70,364	362,201	145,676
(Loss) income from operations	(24,164)	65,310	(191,524)	106,178
Interest expense (includes related party expense of $634 and $622 for the three months ended June 30, 2021 and 2020, respectively; and $1,265 and $1,242 for the six months ended June 30, 2021 and 2020, respectively)	(5,747)	(5,408)	(11,395)	(9,839)
Other income, net	11	423	72	491
Net (loss) income before income taxes	(29,900)	60,325	(202,847)	96,830
Income tax provision	—	1,294	—	2,227
Net (loss) income	$(29,900)	$59,031	$(202,847)	$94,603

Net (loss) income per share:
Basic	$(0.40)	$0.83	$(2.73)	$1.33
Diluted	$(0.40)	$0.70	$(2.73)	$1.20

Weighted-average number of shares used in computing net (loss) income per share:
Basic	75,559,697	71,099,773	74,203,858	70,880,979
Diluted	75,559,697	88,660,280	74,203,858	83,775,353

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(29,900)	$59,031	$(202,847)	$94,603
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net of tax	40	12	3	12
Foreign currency translation adjustments, net of tax	—	(319)	—	289
Comprehensive (loss) income	$(29,860)	$58,724	$(202,844)	$94,904

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of restricted stock units (RSUs)	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(172,947)	(172,947)
Balances at March 31, 2021	73,122,908	7	1,063,672	(307)	(935,701)	127,671
Issuance of common stock upon exercise of stock options	686,145	—	4,009	—	—	4,009
Issuance of common stock upon vesting of restricted stock units (RSUs)	9,334	—	—	—	—	—
Issuance of common stock to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences"), net of issuance costs	2,491,988	—	40,903	—	—	40,903
Issuance of common stock under the employee stock purchase plan ("ESPP")	154,325	—	1,985	—	—	1,985
Stock-based compensation expense	—	—	11,512	—	—	11,512
Unrealized gain in marketable securities	—	—	—	40	—	40
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(29,900)	(29,900)
Balances at June 30, 2021	76,464,700	$7	$1,122,081	$(267)	$(965,601)	$156,220

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214
Issuance of common stock upon exercise of stock options	421,850	—	4,438	—	—	4,438
Issuance of common stock upon vesting of RSUs	10,000	—	—	—	—	—
Issuance of common stock upon 2019 bonus payout	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Stock-based compensation expense	—	—	9,945	—	—	9,945
Cumulative translation adjustment	—	—	—	608	—	608
Net income	—	—	—	—	35,572	35,572
Balances at March 31, 2020	70,882,994	7	1,016,644	50	(859,426)	157,275
Issuance of common stock upon exercise of stock options	289,241	—	3,305	—	—	3,305
Issuance of common stock under the ESPP	180,970	—	2,557	—	—	2,557
Stock-based compensation expense	—	—	9,686	—	—	9,686
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Unrealized gain in marketable securities	—	—	—	12	—	12
Cumulative translation adjustment	—	—	—	(319)	—	(319)
Net income	—	—	—	—	59,031	59,031
Balances at June 30, 2020	71,353,205	$7	$1,014,022	$(257)	$(800,395)	$213,377

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net (loss) income	$(202,847)	$94,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,726	1,355
Stock-based compensation expense	28,479	18,980
Write-off of prepaid manufacturing services related to the termination of CHS-2020	3,210	—
Non-cash accretion of discount on marketable securities	649	—
Non-cash interest expense from amortization of debt discount	2,064	1,523
Non-cash operating lease expense	1,066	1,038
Upfront license fee payment to Junshi Biosciences	136,000	—
Upfront license fee payment to Innovent	—	5,000
Other non-cash adjustments	181	326
Changes in operating assets and liabilities:
Trade receivables, net	15,243	(30,677)
Inventory	(3,860)	(25,236)
Prepaid manufacturing	2,335	(5,577)
Other prepaid, current and non-current assets	(3,556)	(2,222)
Accounts payable	(773)	(5,132)
Accrued rebates, fees and reserves	2,229	15,109
Accrued compensation	(7,428)	(2,863)
Accrued and other current and non-current liabilities	26,461	7,441
Net cash provided by operating activities	1,179	73,668
Investing activities
Purchases of property and equipment	(560)	(4,167)
Proceeds from disposal of property and equipment	—	167
Purchases of investments in marketable securities	(140,330)	(231,864)
Proceeds from maturities of investments in marketable securities	15,000	—
Upfront license fee payment to Junshi Biosciences	(136,000)	—
Upfront license fee payment to Innovent	—	(5,000)
Net cash used in investing activities	(261,890)	(240,864)
Financing activities
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	—	222,830
Purchase of capped call options related to Convertible Notes due 2026	—	(18,170)
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	40,903	—
Proceeds from issuance of common stock upon exercise of stock options	8,446	8,105
Proceeds from purchase under the employee stock purchase plan	1,985	2,557
Taxes paid related to net share settlement of RSUs	(1,730)	(880)
Other immaterial financing activities	(313)	(97)
Net cash provided by financing activities	49,291	214,345
Net (decrease) increase in cash, cash equivalents and restricted cash	(211,420)	47,149
Cash, cash equivalents and restricted cash at beginning of period	541,598	177,908
Cash, cash equivalents and restricted cash at end of period	$330,178	$225,057
Supplemental disclosure of cash flow information
Non-cash bonus payment settled in common stock	$—	$1,498
Right-of-use assets obtained in exchange for lease obligations related to operating leases	$—	$1,388
Right-of-use assets obtained in exchange for lease obligations related to finance leases	$342	$1,528

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biotherapeutics company focused on the biosimilar and immuno-oncology market primarily in the United States. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company’s product pipeline comprises four drugs, CHS-1420 (an adalimumab (Humira) biosimilar), a ranibizumab (Lucentis) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, a bevacizumab (Avastin) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd. and toripalimab, an anti-PD-1 antibody being developed in collaboration with Shanghai Junshi Biosciences Co., Ltd.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
At beginning of period:
Cash and cash equivalents	$541,158	$177,668
Restricted cash - non-current	440	240
Total cash, cash equivalents and restricted cash	$541,598	$177,908

At end of period:
Cash and cash equivalents	$329,738	$224,617
Restricted cash - non-current	440	440
Total cash, cash equivalents and restricted cash	$330,178	$225,057

Restricted cash – non-current consists of deposits for letter of credits that the Company has provided to secure its obligations under certain facility and other leases.

Investments in Marketable Securities

Investments in marketable securities primarily consist of corporate debt obligations and commercial paper. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limit its exposure to any single issuer. All investments in debt marketable securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses and declines in value, if any, on available-for-sale securities are included in other income, net, based on the specific identification method.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2021.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments consist of Level 1 and Level 2 assets, and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash and cash equivalents, and restricted cash. The unrealized gains and losses in the Company’s investments in these money market funds were immaterial.

When quoted market prices are not available for the specific security, then the Company estimates the fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data. Level 2 assets consist of corporate notes and commercial paper. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$326,911	$326,911	$—	$—
Restricted cash (money market funds)	440	440	—	—
Corporate notes and Commercial paper	124,683	—	124,683	—
Total financial assets	$452,034	$327,351	$124,683	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

	Fair Value Measurements
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$538,673	$538,673	$—	$—
Restricted cash (money market funds)	440	440	—	—
Total financial assets	$539,113	$539,113	$—	$—
Financial Liabilities:
Contingent consideration	$102	$—	$—	$102

Cash equivalents, marketable securities and restricted cash, consisted of the following (in thousands):

	June 30, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$326,911	$—	$—	$326,911
Classified as cash equivalents	$326,911	$—	$—	$326,911

Corporate notes and Commercial paper	$124,680	$3	$—	$124,683
Classified as marketable securities	$124,680	$3	$—	$124,683

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

	December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$538,673	$—	$—	$538,673
Classified as cash equivalents	$538,673	$—	$—	$538,673

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

As of June 30, 2021, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 10 months. The realized gains or losses on marketable securities for the periods presented were immaterial. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and there is no indication of default on interest or principal payments for any of its debt securities, thus no credit losses have been recognized in the three and six months ended June 30, 2021 and 2020.

1.5% Convertible Notes due 2026

The estimated fair values of the 1.5% Convertible Notes due 2026 issued by the Company in April 2020 (see Note 7) for the periods presented were determined by prices observed in markets that were not active and thus considered to be level 2 inputs. Among other factors, these market prices are influenced by interest rates, the Company’s stock price and price volatility. The estimated fair value of the Convertible Notes due 2026 was approximately $237.0 million and $269.1 million (par value $230.0 million) as of June 30, 2021 and December 31, 2020, respectively.

8.2% Convertible Notes due 2022

The estimated fair values of the 8.2% Convertible Senior Notes due 2022 issued by the Company in February 2016 (see Note 7) for the periods presented were determined using an income approach that incorporates a single factor binomial lattice model, and is therefore considered to be Level 3 inputs. This lattice model incorporates the terms and conditions of the convertible notes and market-based risk measurements that are indirectly observable, such as credit risk. The estimated fair value is based on changes in the price of the underlying common shares over successive periods of time. An estimated yield based on market data is used to discount straight-debt cash flows. The estimated fair value of the 8.2% Convertible Senior Notes due 2022 was approximately $109.0 million and $113.7 million (par value $100.0 million) as of June 30, 2021 and December 31, 2020, respectively.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 7) of $75 million as of June 30, 2021 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”), and as such, the Company believes the carrying amount of these obligations approximates fair value.

3.           Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw Materials	$4,922	$5,205
Work in process	47,086	43,952
Finished goods	44,073	43,032
Total	$96,081	$92,189

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following tables presents the inventory balance sheet classifications (in thousands):

	June 30,	December 31,
	2021	2020
Inventory	$39,668	$44,233
Inventory, non-current	56,413	47,956
Total	$96,081	$92,189

Prepaid manufacturing of $15.2 million as of June 30, 2021 includes prepayments of $11.3 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $3.9 million to various CMOs for other research and development pipeline programs. Prepaid manufacturing of $19.4 million as of December 31, 2020 included prepayments of $8.9 million to a CMO for manufacturing services for UDENYCA®; and prepayments of $10.5 million to various CMOs for other research and development pipeline programs.

Other Assets, non-current of $10.4 million on the condensed consolidated balance sheet as of June 30, 2021 primarily include $8.9 million of operating lease right-of-use assets. Other Assets, non-current of $12.5 million on the consolidated balance sheet as of December 31, 2020 primarily includes $10.0 million of operating lease right-of-use assets and prepayments of $1.3 million made to a CMO for manufacturing services for UDENYCA®.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward other development programs. As part of the discontinuation, the Company wrote-off prepaid manufacturing services not deemed to have any probable future benefits resulting in the recognition of an impairment charge of $3.2 million within research and development expenses on the Company’s first quarter condensed consolidated statement of operations. Also during the first quarter of 2021, the Company recognized an expense of $8.3 million within research and development expenses on its condensed consolidated statement of operations in connection with the cancellation of open purchase orders with various vendors related to CHS-2020 development. No expense relating to the discontinuation of CHS-2020 was recognized in the second quarter of 2021.

4.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$13,876	$13,301
Computer equipment and software	4,029	3,996
Furniture and fixtures	1,274	1,268
Leasehold improvements	5,942	5,830
Finance lease right of use assets	2,160	1,451
Construction in progress	—	312
Total property and equipment	27,281	26,158
Accumulated depreciation and amortization	(18,151)	(16,050)
Property and equipment, net	$9,130	$10,108

Depreciation and amortization expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical and manufacturing	$25,927	$11,365
Accrued co-development costs for toripalimab	15,452	—
Accrued other	10,108	12,182
Lease liabilities, current	3,412	3,132
Total Accrued and other current liabilities	$54,899	$26,679

5.        Revenue

The Company recorded net product revenue of $87.6 million and $170.7 million during the three and six months ended June 30, 2021, respectively, and $135.7 million and $251.9 million during the three and six months ended June 30, 2020, respectively.

Revenue by significant customer was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
McKesson Corporation	39%	37%	39%	39%
AmeriSource-Bergen Corporation	38%	38%	38%	37%
Cardinal Health, Inc.	22%	23%	21%	22%
Others	1%	2%	2%	2%
Total revenue	100%	100%	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Six Months Ended June 30, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	237,745	61,190	50,039	348,974
Prior period	(2,850)	(1,890)	(2,818)	(7,558)
Payments and customer credits issued	(247,641)	(52,213)	(50,726)	(350,580)
Balance at June 30, 2021	$27,834	$61,145	$25,255	$114,234

	Six Months Ended June 30, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	208,917	49,245	58,645	316,807
Prior period	(159)	(3,287)	(6,108)	(9,554)
Payments and customer credits issued	(219,040)	(31,732)	(51,403)	(302,175)
Balance at June 30, 2020	$24,877	$41,720	$25,628	$92,225

Government and other chargebacks payable to our direct customers and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the accompanying unaudited condensed consolidated balance sheets.

6. License Agreements

Shanghai Junshi Biosciences, Co., Ltd.

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimab in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. If the Company exercises its options, it will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-

development activities up to a maximum of $25.0 million per licensed compound per year. The Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse such costs reasonably incurred by Junshi Biosciences. The Company recognized research and development expense of $15.5 million and $22.2 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively, and recognized $15.5 million in accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021 related to the co-development activities. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $145.0 million during the first quarter of 2021, related to the upfront payment for exclusive rights to toripalimab in the United States and Canada. The Company had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the collaboration agreement. As of June 30, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) was $9.0 million. The fair value of the DLOM was included as an offset against the research and development expense in the condensed consolidated statement of operations for the three and six months ending June 30, 2021.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $5.0 million during the first quarter of 2020, related to an upfront payment for the bevacizumab Licensed Product. During the three and six months ended June 30, 2021, the Company recognized research and development expense of $3.3 million and $6.6 million, respectively, related to bevacizumab Licensed Product development activities. The expense for bevacizumab Licensed Product development activities was immaterial for the three and six months ended June 30, 2020. As of June 30, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

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

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026

Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of June 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of the equity classification guidance. The Company determined that the 2026 Convertible Notes do contain embedded features indexed to its own stock, but do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. Since the embedded conversion feature meets the equity scope exception from derivative accounting, and since the embedded conversion option does not need to be separately accounted for as an equity component under ASC 470-20, the proceeds received from the issuance of the convertible debt were recorded as a liability on the condensed consolidated balance sheets.

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

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments.  Therefore, the total $18.2 million capped call premium paid was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

The following table summarizes components of the 2026 Convertible Notes (in thousands):

	June 30,	December 31,
	2021	2020
Principal amount of the 2026 Convertible Notes	$230,000	$230,000
Unamortized debt discount and debt issuance costs	(6,345)	(6,971)
Total 2026 Convertible Notes	$223,655	$223,029

If the 2026 Convertible Notes were to be converted on June 30, 2021, the holders of the 2026 Convertible Notes would receive common shares with an aggregate value of $165.2 million based on the Company’s closing stock price of $13.83 as of June 30, 2021.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stated coupon interest	$862	$709	$1,725	$709
Accretion of debt discount and debt issuance costs	314	253	626	253
Total interest expense	$1,176	$962	$2,351	$962

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $6.3 million as of June 30, 2021, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 4.8 years. The annual effective interest rate is 2.11% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of June 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$1,725
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	247,250
Less amount representing interest	(17,250)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(6,345)
Net carrying amount of 2026 Convertible Notes	$223,655

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “2022 Convertible Notes”). The 2022 Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2016, and will mature on March 31, 2022, unless earlier converted, redeemed or repurchased. The 2022 Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the 2022 Convertible Notes mature or are repurchased or redeemed by the Company.

The 2022 Convertible Notes were issued to Healthcare Royalty Partners III, L.P., for $75.0 million in aggregate principal amount, and to three related party investors, KKR Biosimilar L.P., MX II Associates LLC, and KMG Capital Partners, LLC, for $20.0 million, $4.0 million, and $1.0 million, respectively, in aggregate principal amount.

At any time before the close of business on the business day immediately preceding March 31, 2022, the 2022 Convertible Note noteholders may convert their 2022 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 44.7387 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which represents an initial conversion price of approximately $22.35 per share of common stock. The initial conversion price represents a 60% premium over the average last reported sale price of our common stock over the 15 trading days preceding the date the 2022 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2022 Convertible Notes are redeemable in whole, and not in part, at the Company’s option with effect from March 31, 2020, if the last reported sale price per share of common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sends notice of such redemption to the holders of the 2022 Convertible Notes. At maturity or redemption, if not earlier converted, the Company will pay 109% of the principal amount of the 2022 Convertible Notes maturing or being redeemed, together with accrued and unpaid interest, in cash.

The 2022 Convertible Notes contain customary negative covenants and events of default, the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Note. As of June 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20. Pursuant to ASC 470-20, the Company evaluated the features embedded in the 2022 Convertible Notes and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component.

The following table summarizes components of the 2022 Convertible Notes (in thousands):

	June 30,	December 31,
	2021	2020
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(1,145)	(1,865)
2022 Convertible Notes	$80,605	$79,885
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(382)	(622)
2022 Convertible Notes - related parties	$26,868	$26,628
Total 2022 Convertible Notes	$107,473	$106,513

The 2022 Convertible Notes and the 2022 Convertible Notes – related parties were classified in current liabilities as of June 30, 2021 and in non-current liabilities as of December 31, 2020 on the condensed consolidated balance sheets. If the 2022 Convertible Notes were to be converted on June 30, 2021, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $61.9 million based on the Company’s closing stock price of $13.83 as of June 30, 2021.

The following table presents the components of interest expense related to 2022 Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stated coupon interest	$1,537	$1,538	$3,075	$3,076
Accretion of debt discount and debt issuance costs	364	332	720	656
Interest expense	$1,901	$1,870	$3,795	$3,732
Stated coupon interest - related parties	$513	$512	$1,025	$1,024
Accretion of debt discount and debt issuance costs - related parties	121	110	240	218
Interest expense - related parties	$634	$622	$1,265	$1,242
Total interest expense	$2,535	$2,492	$5,060	$4,974

The remaining unamortized debt discount and debt offering costs related to the 2022 Convertible Notes of approximately $1.5 million as of June 30, 2021, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of nine months. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of June 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$4,100
2022	111,050
Total minimum payments	115,150
Less amount representing interest	(6,150)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(1,527)
Net carrying amount of 2022 Convertible Notes	$107,473

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

The Borrowings under the Term Loan bear interest through maturity at 6.75% per annum plus three-month LIBOR. Interest is payable quarterly in arrears. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2021, the effective interest rate is 10.68%.

The Company is required to pay principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 exceed $375.0 million, beginning on the fourth anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date. As of June 30, 2021, $11.5 million of the carrying value was reclassified to current liabilities on our condensed consolidated balance sheets based upon our expectation that principal payments will commence within twelve months of June 30, 2021.

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

The obligations under the Term Loan are secured by a lien on substantially all of the Company’s and its Guarantors’ tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, or in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $150.0 million for each fiscal year after the fiscal year ending December 31, 2020. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

On April 13, 2020, the Company entered into an amendment to the Term Loan, which amended the Term Loan’s indebtedness covenant such that the Company could incur Convertible Bond Indebtedness (as defined in the credit agreement governing the Term Loan) in an amount not to exceed the greater of $230.0 million or 20% of the Company’s market capitalization.

As of June 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the Term Loan.

The following table summarizes information about the components of the Term Loan (in thousands):

	June 30,	December 31,
	2021	2020
Principal amount of the Term Loan	$75,000	$75,000
Unamortized debt discount and debt issuance costs	(42)	(519)
Term Loan	$74,958	$74,481

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stated coupon interest	$1,754	$1,754	$3,488	$3,507
Accretion of debt discount and debt issuance costs	263	200	478	396
Interest expense	$2,017	$1,954	$3,966	$3,903

The remaining unamortized debt discount and debt offering costs related to the Term Loan of approximately $42,000 as of June 30, 2021, will be amortized using the effective rate over the remaining term of the Term Loan of 3.5 years.

Future payments on the Term Loan as of June 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$3,546
2022	29,294
2023	27,130
2024	24,972
2025	8,780
Total minimum payments	93,722
Less amount representing interest	(15,722)
Term Loan, gross	78,000
Less debt discount and debt issuance costs on Term Loan	(3,042)
Net carrying amount of Term Loan	$74,958

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with a vendor to secure raw materials and a CMO to manufacture its commercial supply of UDENYCA®. As of June 30, 2021, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2021	$30,257
2022	30,512
2023	9,753
2024	3,441
Total obligations	$73,963

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company would assess the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible.

9.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of income related to options and restricted stock units granted to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold (1)	$311	$176	$502	$221
Research and development	4,084	3,495	10,516	7,085
Selling, general and administrative	7,200	5,754	17,461	11,674
Stock-based compensation expense	$11,595	$9,425	$28,479	$18,980

Capitalized stock-based compensation expense into inventory	$228	$438	$517	$872

(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

10.      Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes. Since the Company was in a net loss position for the three and six months ended June 30, 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive for that period.

The following table sets forth the computation of the basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net (loss) income per share
Numerator:
Net (loss) income	$(29,900)	$59,031	$(202,847)	$94,603
Denominator:
Weighted-average common shares outstanding	75,559,697	71,099,773	74,203,858	70,880,979
Basic net (loss) income per share	$(0.40)	$0.83	$(2.73)	$1.33

Diluted net income (loss) per share
Numerator:
Net (loss) income	$(29,900)	$59,031	$(202,847)	$94,603
Add interest expense on 2026 convertible notes, net of tax	—	3,454	—	5,936
Numerator for diluted (loss) net income per share	$(29,900)	$62,485	$(202,847)	$100,539
Denominator:
Denominator for basic net (loss) income per share	75,559,697	71,099,773	74,203,858	70,880,979
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	3,208,580	—	3,437,358
Restricted stock units	—	104,092	—	96,163
Shares issuable upon conversion of convertible notes	—	14,247,835	—	9,360,853
Denominator for diluted net (loss) income per share	75,559,697	88,660,280	74,203,858	83,775,353
Diluted net (loss) income per share	$(0.40)	$0.70	$(2.73)	$1.20

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options, including shares subject to ESPP	19,099,431	12,739,884	19,072,986	11,378,471
Restricted stock units	1,820,247	8,750	1,820,247	6,442
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	—	4,473,871	—
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	—	11,942,152	—
Total	37,335,701	12,748,634	37,309,256	11,384,913

11.      Income Taxes

There was no income tax expense for the three and six months ended June 30, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year.  Income tax expense of $1.3 million and $2.2 million for the three and six months ended June 30, 2020, respectively, primarily relates to state taxes in jurisdictions outside of California, for which the Company has a limited operating history. The income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The Company maintains a full valuation allowance against its net deferred tax assets due to its history of losses.

12.      Related Party Transactions

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (certain companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7).

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, our President, Chief Executive Officer and Chairman of our Board of Directors.  Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. During the first quarter of 2021, the Company recognized stock-based compensation expense of $0.8 million and cash consulting expense of $0.2 million with respect to these consulting services. There was no related expense in the second quarter of 2021. Total liabilities recognized in Accounts payable and Accrued liabilities on the condensed consolidated balance sheets with respect to these services were $286,640 as of December 31, 2020, with no corresponding liability as of June 30, 2021.

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

Overview

We are a commercial-stage biopharmaceutical company with a mission to increase patient access to cost-effective medicines that can have a major impact on their lives and to deliver significant savings to the health care system. Our strategy is to build a leading immuno-oncology franchise in the United States and Canada funded with cash generated by our commercial biosimilar business.

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

In February 2021, we in-licensed our first immuno-oncology product candidate, toripalimab, a novel anti-PD-1 antibody, from Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). Toripalimab has been extensively evaluated in late-stage clinical trials for the treatment of multiple tumor types. We and Junshi Biosciences have initiated the rolling submission to the United States Food and Drug Administration (“FDA”) of the first toripalimab biologic license application (“BLA”) for the treatment of nasopharyngeal carcinoma. Within the next several years, we anticipate submitting supplemental BLAs for multiple additional indications, including for rare and more prevalent tumor types, including non-small cell lung cancer. We have also acquired options to license two pipeline immuno-oncology product candidates from Junshi Biosciences, an anti-TIGIT antibody and a next-generation engineered IL-2 cytokine, which we plan to evaluate in combination with toripalimab.

With our UDENCYA® commercialization efforts, we have built a strong, oncology-focused commercial capability in the United States. We expect to leverage this commercial capability as we build our immuno-oncology franchise if toripalimab and potential combination product candidates are approved.

Our pipeline includes the following product candidates:

Oncology Pipeline

●	Toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences, a leading Chinese biotechnology company. More than thirty company-sponsored clinical studies have been conducted globally, including in China and the United States, evaluating toripalimab for more than fifteen indications.

We and Junshi Biosciences have initiated the rolling submission of the first toripalimab BLA to the FDA for the treatment of nasopharyngeal carcinoma (“NPC”). The completion of this submission is expected later in the third quarter of 2021. In addition to NPC, we plan to submit supplemental BLAs to the FDA for toripalimab within the next two years for the treatment of several rare and highly prevalent cancers, including non-small cell lung cancer.

In the United States, toripalimab has been granted the Breakthrough Therapy designation for the treatment of recurrent/metastatic NPC by the FDA in September 2020. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of NPC, mucosal melanoma and soft tissue sarcoma.

●	UDENYCA® (pegfilgrastim-cbqv). We are developing additional presentations of UDENYCA® in addition to the currently marketed pre-filled syringe presentation.
●	CHS-305, a bevacizumab (Avastin) biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent,” and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. We are performing a three-way pharmacokinetic (“PK”) study using Avastin drug products from the United States, Avastin drug products from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to facilitating a potential BLA submission for CHS-305 to the FDA.

Immunology Pipeline

●	CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In the fourth quarter of 2020, we submitted the 351(k) BLA, which was accepted for review by the FDA in February 2021. The user fee goal date is in December 2021. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (“AbbVie”) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.

Ophthalmology Pipeline

●	CHS-201, a ranibizumab (Lucentis) biosimilar. On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”) for the commercialization of CHS-201, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CHS-201 in the field of ophthalmology (and any other approved labelled indication) in the United States.

Bioeq submitted a BLA for CHS-201 to the FDA in the third quarter of 2021.

Small Molecule Pipeline

●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a novel, potential first-in-class, once-daily oral drug candidate for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In February 2020, we announced that we are seeking strategic alternatives to finance this program externally.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors”. These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and deadly variants, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business.

While the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and our convertible notes. In addition, a recession, market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our notes and our common stock.

Financial Operations Overview

Revenue

We recorded net product revenue of $87.6 million and $135.7 million during the three months ended June 30, 2021 and 2020, respectively, and $170.7 million and $251.9 million during the six months ended June 30, 2021 and 2020, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. Prior to the second quarter 2021, a portion of the costs of producing UDENYCA® sold was expensed as research and development before the FDA approval of UDENYCA® and therefore was not reflected in the cost of goods sold. All the inventory expensed prior to approval of UDENYCA® was fully utilized by March 31, 2021; thus, the three months ended June 30, 2021 is the first full quarter that the costs of producing UDENYCA® are fully reflected in cost of goods sold.

On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. If we exercise our options, we will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. We are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse such costs reasonably incurred by Junshi Biosciences. We recognized research and development expense of $15.5 million and $22.2 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively, and recognized $15.5 million in accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021 related to the co-development activities. We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020 and was fully credited against the total upfront license fee obligation under the collaboration agreement. As of June 30, 2021, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million at the date the shares were issued. The fair value of the DLOM is attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the condensed consolidated statement of operations for the three and six months ending June 30, 2021.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. We believe that the accounting policies discussed in the Annual Report are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Net Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net product revenue	$87,643	$135,674	$(48,031)	$170,677	$251,854	$(81,177)

Net product revenue for the three and six months ended June 30, 2021 was $87.6 million and $170.7 million, respectively, compared to $135.7 million and $251.9 million for the three and six months ended June 30, 2020, respectively. The decreases were primarily due to a decrease in the number of units of UDENYCA® sold and an increase in discounts and allowances incurred during the three and six months ended June 30, 2021.

Our net product revenue and market penetration may rise modestly in the second half of 2021 compared to the first half of the year, assuming the impact of the COVID-19 pandemic does not worsen, and subject to pricing trends in the overall pegfilgrastim market.

Cost of goods sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Cost of goods sold	$16,696	$10,139	$6,557	$24,207	$16,994	$7,213
Gross margin	81%	93%		86%	93%

Cost of goods sold was $16.7 million and $24.2 million for the three and six months ended June 30, 2021, respectively, compared to $10.1 million and $17.0 million for the three and six months ended June 30, 2020, respectively. Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years from then. For the six months ended June 30, 2021 and 2020, a portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs prior to those periods. The cost basis of product sold that was expensed prior to approval, was $0 and $4.9 million for the three months ended June 30, 2021 and 2020, respectively and $3.3 million and $10.5 million for the six months ended June 30, 2021 and 2020, respectively. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin prior to the three months ended June 30, 2021. All the inventory expensed prior to approval of UDENYCA® was fully utilized by March 31, 2021.

We expect our gross margin to moderately decline during the second half of 2021 compared to the first half as a result of increased cost per unit sold due to the transition in the first quarter 2021 from inventory with manufacturing costs partly recognized in research and development costs prior to the regulatory approval of UDENYCA®.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$54,766	$26,173	$28,593	$258,258	$59,280	$198,978

Research and development expense for the three months ended June 30, 2021 was $54.8 million compared to $26.2 million for the same period in 2020, an increase of $28.6 million. The increase in research and development expense was primarily due to the following:

●	an increase of $15.5 million related to costs incurred for the continued co-development of toripalimab;
●	an increase of $13.5 million in CHS-1420-related costs mainly due to expenses associated with FDA pre-approval inspections and scaling up Process Performance Qualification (“PPQ”) production runs;
●	an increase of $8.5 million related to the development of additional presentations of UDENYCA®;
●	an increase of $3.1 million in costs incurred for the continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020;
●	an increase of $1.0 million in personnel and consulting costs to advance our research and development programs; and
●	an increase of $0.6 million in stock-based compensation expense primarily related to additional equity awards granted in 2021.

The increase in research and development expense for the three months ended June 30, 2021 was partially offset by the following:

●	a credit of $9.0 million in upfront license fees to Junshi Biosciences related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement; and

●	a decrease of $4.7 million due to the discontinuation of CHS-2020 in the first quarter of 2021 resulting in no costs being incurred in the second quarter of 2021, as compared to $4.7 million in development costs incurred in the second quarter of 2020;

Excluding the upfront payment made to Junshi Biosciences in the first quarter, we project R&D expense in the second half of 2021 to be comparable to the expense in the first half.

Research and development expense for the six months ended June 30, 2021 was $258.3 million compared to $59.3 million for the same period in 2020, an increase of $199.0 million. The increase in research and development expense was primarily due to the following:

●	2021 includes license fees of $145.0 million pursuant to the Collaboration Agreement with Junshi Biosciences which was partially offset by a $9.0 million credit related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement, as compared to 2020 which included upfront license fees of $5.0 million to Innovent;
●	an increase of $22.2 million related to costs incurred for the continued co-development of toripalimab;
●	an increase of $16.6 million related to the development of additional presentations of UDENYCA®;
●	an increase of $12.9 million in CHS-1420 related costs mainly due to expenses associated with FDA pre-approval inspections and scaling up PPQ production runs;
●	an increase of $6.4 million in costs incurred for the continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020;
●	an increase of $3.4 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted in 2021;
●	an increase of $3.2 million in personnel and consulting costs to advance our research and development programs;
●	an increase of $2.9 million in costs related to CHS-2020 primarily attributable to $11.5 million of costs incurred in the first quarter of 2021 from discontinuation of that program compared to $8.6 million in development costs incurred in the first half of 2020; and

The increase in research and development expense for the six months ended June 30, 2021 was partially offset by a decrease of $0.7 million in CHS-131 related costs primarily due to discontinuation of the development of CHS-131 in 2021.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$40,345	$34,052	$6,293	$79,736	$69,402	$10,334

Selling, general and administrative expense for the three months ended June 30, 2021 was $40.3 million compared to $34.1 million for the three months ended June 30, 2020, an increase of $6.3 million. The increase was primarily due to the following:

●	an increase of $4.3 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support UDENYCA® sales;
●	an increase of $1.4 million in stock-based compensation expense mainly related to additional equity awards granted in 2021; and
●	an increase of $0.6 million in travel, offsite conference and training related expenses as a result of COVID-19 shelter-in-place restrictions in the prior year quarter resulting in less travel and related expenses.

We expect selling, general and administrative expense to increase during the remainder of 2021 as a result of anticipated increased commercial activities to support UDENYCA® sales and as a result of initiating our ophthalmology and immuno-oncology commercial activities.

Selling, general and administrative expense for the six months ended June 30, 2021 was $79.7 million compared to $69.4 million for the six months ended June 30, 2020, an increase of $10.3 million. The increase was primarily due to the following:

●	an increase of $5.8 million in stock-based compensation expense mainly related to the grant of fully vested stock options to certain employees and consultants upon the execution of the collaboration agreement with Junshi Biosciences and additional equity awards granted in 2021;
●	a net increase of $4.1 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support UDENYCA® sales; and
●	an increase of $0.8 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for UDENYCA®.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$5,747	$5,408	$339	$11,395	$9,839	$1,556

Interest expense for the three months ended June 30, 2021 was $5.7 million compared to $5.4 million for the same period in 2020, an increase of $0.3 million. Interest expense for the six months ended June 30, 2021 was $11.4 million compared to $9.8 million for the same period in 2020, an increase of $1.6 million. The increase in interest expense for both periods is primarily due to the interest related to our 2026 convertible notes (“2026 Convertible Notes”) that were issued in April 2020.

Income Tax Provision

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax provision	$—	$1,294	$(1,294)	$—	$2,227	$(2,227)

There was no income tax expense for the three and six months ended June 30, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year. Income tax expense of $1.3 million and $2.2 million for the three and six months ended June 30, 2020, primarily related to state taxes in jurisdictions outside of California, for which we have a limited operating history. The income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year to date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our convertible preferred stock and other equity financing, issuance of debt and sales of UDENYCA®.

As of June 30, 2021, we had an accumulated deficit of $965.6 million, cash and cash equivalents of $329.7 million and investments in marketable securities of $124.7 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable.

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

We are required to pay principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 exceed $375.0 million, beginning on the fourth anniversary of the Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. As of June 30, 2021, $11.5 million of the carrying value was reclassified to current liabilities on our condensed consolidated balance sheets based upon our expectation that principal payments will commence within twelve months of June 30, 2021.

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

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible

Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$1,179	$73,668
Net cash used in investing activities	(261,890)	(240,864)
Net cash provided by financing activities	49,291	214,345
Net (decrease) increase in cash, cash equivalents and restricted cash	$(211,420)	$47,149

Net cash provided by operating activities

Cash provided by operating activities was $1.2 million for the six months ended June 30, 2021, which was primarily due to the following:

●	license fee payment to Junshi Biosciences of $145.0 million, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on common stock purchased by Junshi Biosciences, was reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	an increase in accrued and other current and non-current liabilities of $26.5 million primarily due to clinical, regulatory and manufacturing accruals related to our research and development programs, partially offset by lower contract manufacturing accruals for UDENCYA® due to the timing of drug production runs scheduled for 2021;
●	a decrease in trade receivables of $15.2 million primarily due to the timing of payments from our customers and lower revenue in 2021;

●	a decrease in prepaid manufacturing services of $2.3 million primarily due to prepaid contract manufacturing related to our research and development programs partially offset by prepaid commercial manufacturing services;
●	an increase in accrued rebates, fees and reserves of $2.2 million as a result of UDENYCA® sales; and
●	non-cash charges related to stock-based compensation of $28.5 million, depreciation and amortization of property and equipment of $1.7 million, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt issuance discounts of $2.1 million, non-cash operating lease expense of $1.1 million, and non-cash accretion of discount on marketable securities of $0.6 million.

The cash provided by operating activities was partially offset by the following

●	net loss of $202.8 million;
●	an increase in inventory of $3.9 million in order to maintain adequate supplies to meet potential future demand for UDENYCA®;
●	a decrease in accrued compensation of $7.4 million primarily due to the payment of 2020 employee bonuses, which was partially offset by an increase in ESPP contributions and the additional bonus accrual for the first half of 2021;
●	a decrease in accounts payable of $0.8 million primarily due to the timing of receiving and processing invoices from our vendors; and
●	an increase in other prepaid, current and non-current assets of $3.6 million primarily due to timing of insurance payments and clinical services.

Cash provided by operating activities was $73.7 million for the six months ended June 30, 2020, which was primarily due to the following:

●	net income of $94.6 million;
●	an increase in accrued rebates, fees and reserves of $15.1 million as a result of continued growth in UDENYCA® sales;
●	an upfront license fee payment of $5.0 million to Innovent is being reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transaction;
●	non-cash charges related to stock-based compensation of $19.0 million and depreciation and amortization of property and equipment of $1.4 million, non-cash interest expense from amortization of debt issuance discounts of $1.5 million, non-cash operating lease expense of $1.0 million, other non-cash adjustments of $0.3 million; and
●	an increase in accrued and other current and non-current liabilities of $7.4 million primarily due to contract manufacturing accruals related to our research and development programs.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $30.7 million primarily due to the timing of payment from our customers;

●	an increase in inventory of $25.2 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet the future demand;
●	an increase in prepaid manufacturing services of $5.6 million to secure drug production runs scheduled for 2020 and 2021;
●	an increase in other prepaid, current and non-current assets of $2.2 million primarily due to the timing of insurance payments;
●	a decrease in accrued compensation of $2.9 million primarily due to the settlement of 2019 bonus payout, which was partially offset by additional bonus accrual for the first half of 2020; and
●	a decrease in accounts payable of $5.1 million primarily due to the timing of receiving and processing invoices from our vendors.

Net cash used in investing activities

Cash used in investing activities of $261.9 million for the six months ended June 30, 2021 was primarily due to the  upfront license fee of $145.0 million to Junshi Biosciences partially offset by a $9.0 million adjustment related to the fair value of the DLOM on common stock purchased by Junshi Biosciences, purchases of investments in marketable securities of $140.3 million and purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of investments in marketable securities of $15.0 million.

Cash used in investing activities of $240.9 million for the six months ended June 30, 2020 was primarily due to purchases of investments in marketable securities of $231.9 million, an upfront license fee payment of $5.0 million to Innovent and purchases of property and equipment of $4.2 million.

Net cash provided by financing activities

Cash provided by financing activities of $49.3 million for the six months ended June 30, 2021 was primarily due to $50.0 million of gross proceeds from issuance of common stock to Junshi Biosciences partially offset by a credit of $9.0 million related to the fair value of the DLOM on the common stock purchased by Junshi Biosciences, $8.4 million proceeds from the exercise of stock options, and $2.0 million proceeds from purchases under the ESPP, partially offset by $1.7 million in tax payments related to net share settlement of RSUs.

Cash provided by financing activities of $214.3 million for the six months ended June 30, 2020 was primarily due to $222.8 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $8.1 million proceeds from the exercise of stock options and $2.6 million in proceeds related to ESPP, partially offset by $18.2 million of capped call option purchases related to 2026 Convertible Notes and $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2020.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we had cash and cash equivalents and investments in marketable securities of $454.4 million consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability.
●	The commercial success of UDENYCA®, or any future product candidate, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.
●	As we have in-licensed development and/or commercial rights to toripalimab, CHS-201 and CHS-305, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	UDENYCA® and our other product candidates, even if approved, will remain subject to regulatory scrutiny.
●	UDENYCA®, or our other biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	UDENYCA® or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020 and 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the rollout of COVID-19 vaccines has experienced and could continue to experience significant delays and suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including net losses of $209.4 million for the year ended December 31, 2018 and a net loss of $202.8 million in the first half of 2021. However, while we did generate net income of $132.2 million and $89.8 million for the years ended December 31, 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of UDENYCA or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2021, we had an accumulated deficit of $965.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

Our expenses will increase substantially if and as we:

●	further develop our sales, marketing and distribution infrastructure for UDENYCA®;
●	establish a sales, marketing and distribution infrastructure to commercialize any of our product candidates for which we may obtain marketing approval;

●	make upfront, milestone, royalty or other payments under any license agreements;
●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation, and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

As of June 30, 2021, our cash and cash equivalents and short-term investments were $454.4 million. We expect that our existing cash and cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of UDENYCA®.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA®, and to compete against Neulasta, Neulasta Onpro® and new and existing commercial pegfilgrastim biosimilar products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our long-term debt; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

Effective January 2019, the Centers for Medicare and Medicaid Services (“CMS”) assigned a product specific Q-Code to UDENYCA®, which is necessary to allow UDENYCA® to have its own reimbursement rate and average selling price with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while a large majority of payers have adopted the Q-Code assigned by CMS for UDENYCA®, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If UDENYCA®, or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

Outside the U.S., pharmaceutical businesses are generally subject to extensive governmental price controls and other market regulations. We believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, while in power, the

Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, rescinded or replaced under the Biden administration. The policies and priorities of the Biden administration could also materially impact the regulations governing our product candidates.

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

Risks Related to Competitive Activity

UDENYCA®, or our other product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

Toripalimab may face competition from Merck, Bristol Myers Squibb, Novartis, Astrazeneca, Pfizer, Eli Lilly, Regeneron, and others who currently commercialize PD-1/PDL-1 blocking antibodies or are developing such compounds for commercialization in the United States.

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

As of June 30, 2021, we had 311 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers to manufacture and supply us with our product candidates for our preclinical and clinical studies as well as to establish commercial supplies of our product candidates. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. Moreover, the availability of contract manufacturing services for protein-based therapeutics is highly variable and there are periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we will plan accordingly and generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside the U.S. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

We are dependent on Junshi Biosciences, Bioeq, Innovent and Orox Pharmaceuticals B.V. for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have an exclusive license from Junshi Biosciences to develop and commercialize toripalimab in the United States and Canada. We have an exclusive license from Bioeq to commercialize Bioeq’s ranibizumab (Lucentis) biosimilar in the United States. We have an exclusive license from Innovent to develop and commercialize Innovent’s bevacizumab (Avastin) biosimilar in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products as well as, in the case of Innovent, the necessary regulatory data to submit a 351(k) BLA for Innovent’s bevacizumab candidate in the United States and Canada.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA® and CHS-1420, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA®, also excluding Argentina).

Our licenses with Junshi Biosciences, Bioeq, Innovent, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners, or our contract manufacturers must supply all necessary documentation in support of a 351(k) BLA, original BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we intend to introduce biosimilar versions, such as Amgen, AbbVie and Genentech, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

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

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, IPR, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. An unfavorable outcome in any such proceeding could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta and Enbrel. Senior members of our commercial team who will be responsible for any launch of our Neulasta biosimilar formerly held positions at Amgen. Our board of directors and scientific advisory board include members who were former employees of Genentech, Amgen and Abbott Laboratories. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

If we are unable to successfully obtain required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

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
5.	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the brand-name firm must bring an action for patent infringement within 30 days.
6.	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.
7.	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.
8.	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion. The federal courts have not yet settled the issue as to when, or under what circumstances, the biosimilar applicant must provide the 180 notice of commercial marketing provided in the BPCIA.

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

A significant legal risk for a biosimilar applicant that pursues regulatory approval under the 351(k) regulatory approval route and also elects to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product. However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch. Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching our biosimilar products.

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

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently do not have any approved products, other than UDENYCA®.

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

We are marketing UDENYCA® in the United States, and subject to product approvals and relevant patent expirations, we intend to market our other biosimilar products in the United States and outside the U.S. on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel), rituximab (Rituxan®), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the U.S.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through

August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through June 30, 2021 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 60.9% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of June 30, 2021, there were approximately 76.5 million shares of common stock outstanding.

In addition, as of June 30, 2021, approximately 26.4 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of June 30, 2021, we reserved for future issuance under the 2016 Plan a total of 1.4 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products or pipeline molecules. We may incorrectly determine that our products are not covered by a third-party patent.

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

While our business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar product candidates and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third-party patents.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Collaboration Agreement and the Stock Purchase Agreement with Junshi Biosciences, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences on April 16, 2021, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act of 1933, as amended. The issuance and sale of shares were not in connection with any public offering, general solicitation, or advertisement.

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
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in inline eXtensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 5, 2021	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial and Accounting Officer)