Form 10-Q
period 2021-09-30
Coherus BioSciences, Inc.
filed 2021-11-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, 76,785,431 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for UDENYCA® (pegfilgrastim-cbqv) in the United States;

●	our expectations regarding our ability to develop and commercialize our toripalimab drug candidate in the United States and Canada (for the initial indication of nasopharyngeal carcinoma or any potential future indications), including whether the trial results, data package or biologics license application (“BLA”) will be sufficient to support regulatory approval, as well as the timing of the April 2022 target action date for the United States Food and Drug Administration’s (“FDA”) review of the BLA;

●	our expectations regarding our ability to develop and commercialize our bevacizumab (Avastin®) biosimilar candidate in the United States and Canada, including the anticipated three-way pharmacokinetic study, the planned additional analytical similarity characterizations and our plans to submit a 351(k) BLA to the FDA;

●	whether our CHS-1420 (our adalimumab (Humira®) biosimilar candidate) trial results, data package or BLA will be sufficient to support domestic or global regulatory approvals;

●	whether our ranibizumab (Lucentis®) biosimilar candidate partner, Bioeq AG (“Bioeq”), will be able to obtain regulatory approval in the United States or if we will be able successfully to initiate sales of Bioeq’s biosimilar candidate upon such approval;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for UDENYCA® and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business and products;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing the reference products, including Neulasta®, Avastin®, Humira® and Lucentis®;

●	developments and projections relating to our competitors and our industry; and

●	the potential impact of COVID-19 on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$360,540	$541,158
Investments in marketable securities	108,167	—
Trade receivables, net	136,346	157,046
Inventory	37,583	44,233
Prepaid manufacturing	20,378	19,429
Other prepaid and other assets	10,025	5,613
Total current assets	673,039	767,479
Property and equipment, net	8,505	10,108
Inventory, non-current	46,357	47,956
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	10,262	12,543
Total assets	$741,726	$841,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,707	$15,201
Accrued rebates, fees and reserves	84,744	81,529
Accrued compensation	18,793	22,244
Accrued and other current liabilities	45,826	26,679
Convertible notes due 2022 - current	80,978	—
Convertible notes due 2022 - related parties, current	26,992	—
Term Loan - current portion	17,308	—
Total current liabilities	320,348	145,653
Convertible notes due 2022	—	79,885
Convertible notes due 2022 - related parties	—	26,628
Convertible notes due 2026	223,971	223,029
Term loan - non-current portion	57,924	74,481
Lease liabilities, non-current	7,973	9,948
Other liabilities, non-current	750	1,051
Total liabilities	610,966	560,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock ($0.0001 par value; Shares authorized: 5,000,000; No shares issued and outstanding as of September 30, 2021 and December 31, 2020)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 76,583,279 and 72,513,348 at September 30, 2021 and December 31, 2020, respectively)	7	7
Additional paid-in capital	1,135,155	1,043,991
Accumulated other comprehensive loss	(273)	(270)
Accumulated deficit	(1,004,129)	(762,754)
Total stockholders' equity	130,760	280,974
Total liabilities and stockholders’ equity	$741,726	$841,649

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Net product revenue	$82,503	$113,551	$253,180	$365,405
Cost and expenses:
Cost of goods sold	21,280	9,000	45,487	25,994
Research and development	54,085	38,851	312,343	98,131
Selling, general and administrative	39,925	31,984	119,661	101,386
Total cost and expenses	115,290	79,835	477,491	225,511
(Loss) income from operations	(32,787)	33,716	(224,311)	139,894
Interest expense (includes related party expense of $637 and $625 for the three months ended September 30, 2021 and 2020, respectively; and $1,902 and $1,867 for the nine months ended September 30, 2021 and 2020, respectively)	(5,771)	(5,656)	(17,166)	(15,495)
Other income, net	30	56	102	548
Net (loss) income before income taxes	(38,528)	28,116	(241,375)	124,947
Income tax provision	—	183	—	2,411
Net (loss) income	$(38,528)	$27,933	$(241,375)	$122,536

Net (loss) income per share:
Basic	$(0.49)	$0.39	$(3.22)	$1.72
Diluted	$(0.49)	$0.33	$(3.22)	$1.52

Weighted-average number of shares used in computing net (loss) income per share:
Basic	79,013,240	71,649,350	74,984,811	71,138,973
Diluted	79,013,240	87,470,337	74,984,811	82,043,469

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(38,528)	$27,933	$(241,375)	$122,536
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(6)	6	(3)	18
Foreign currency translation adjustments, net of tax	—	(4)	—	285
Comprehensive (loss) income	$(38,534)	$27,935	$(241,378)	$122,839

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of restricted stock units (RSUs)	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(172,947)	(172,947)
Balances at March 31, 2021	73,122,908	7	1,063,672	(307)	(935,701)	127,671
Issuance of common stock upon exercise of stock options	686,145	—	4,009	—	—	4,009
Issuance of common stock upon vesting of restricted stock units (RSUs)	9,334	—	—	—	—	—
Issuance of common stock to Shanghai Junshi Biosciences Co., Ltd. ("Junshi Biosciences"), net of issuance costs	2,491,988	—	40,903	—	—	40,903
Issuance of common stock under the employee stock purchase plan ("ESPP")	154,325	—	1,985	—	—	1,985
Stock-based compensation expense	—	—	11,512	—	—	11,512
Unrealized gain in marketable securities	—	—	—	40	—	40
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(29,900)	(29,900)
Balances at June 30, 2021	76,464,700	7	1,122,081	(267)	(965,601)	156,220
Issuance of common stock upon exercise of stock options	116,246	—	1,288	—	—	1,288
Issuance of common stock upon vesting of restricted stock units (RSUs)	2,333	—	—	—	—	—
Stock-based compensation expense	—	—	11,786	—	—	11,786
Unrealized loss in marketable securities	—	—	—	(6)	—	(6)
Cumulative translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(38,528)	(38,528)
Balances at September 30, 2021	76,583,279	$7	$1,135,155	$(273)	$(1,004,129)	$130,760

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	70,366,661	$7	$1,000,763	$(558)	$(894,998)	$105,214
Issuance of common stock upon exercise of stock options	421,850	—	4,438	—	—	4,438
Issuance of common stock upon vesting of RSUs	10,000	—	—	—	—	—
Issuance of common stock upon 2019 bonus payout	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Stock-based compensation expense	—	—	9,945	—	—	9,945
Cumulative translation adjustment	—	—	—	608	—	608
Net income	—	—	—	—	35,572	35,572
Balances at March 31, 2020	70,882,994	7	1,016,644	50	(859,426)	157,275
Issuance of common stock upon exercise of stock options	289,241	—	3,305	—	—	3,305
Issuance of common stock under the ESPP	180,970	—	2,557	—	—	2,557
Stock-based compensation expense	—	—	9,686	—	—	9,686
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Unrealized gain in marketable securities	—	—	—	12	—	12
Cumulative translation adjustment	—	—	—	(319)	—	(319)
Net income	—	—	—	—	59,031	59,031
Balances at June 30, 2020	71,353,205	7	1,014,022	(257)	(800,395)	213,377
Issuance of common stock upon exercise of stock options	598,577	—	4,962	—	—	4,962
Issuance of common stock upon vesting of RSUs	72,584	—	—	—	—	—
Stock-based compensation expense	—	—	9,457	—	—	9,457
Unrealized gain in marketable securities	—	—	—	6	—	6
Cumulative translation adjustment	—	—	—	(4)	—	(4)
Net income	—	—	—	—	27,933	27,933
Balances at September 30, 2020	72,024,366	$7	$1,028,441	$(255)	$(772,462)	$255,731

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net (loss) income	$(241,375)	$122,536
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,618	2,048
Stock-based compensation expense	40,418	28,287
Write-off of prepaid manufacturing services related to the termination of CHS-2020	3,210	—
Write-off of inventory that did not meet acceptance criteria	5,192	—
Non-cash accretion of discount on marketable securities	909	(103)
Non-cash interest expense from amortization of debt discount	3,150	2,492
Non-cash operating lease expense	1,618	1,567
Upfront license fee payment to Junshi Biosciences	136,000	—
Upfront and milestone based license fee payments to Innovent	—	7,500
Other non-cash adjustments	181	422
Changes in operating assets and liabilities:
Trade receivables, net	20,722	(18,885)
Inventory	2,936	(30,053)
Prepaid manufacturing	(2,884)	(13,350)
Other prepaid, current and non-current assets	(4,590)	(785)
Accounts payable	30,495	(13,108)
Accrued rebates, fees and reserves	3,215	24,841
Accrued compensation	(3,451)	1,380
Accrued and other current and non-current liabilities	16,526	6,232
Net cash provided by operating activities	14,890	121,021
Investing activities
Purchases of property and equipment	(821)	(6,279)
Proceeds from disposal of property and equipment	—	167
Purchases of investments in marketable securities	(171,779)	(273,845)
Proceeds from maturities of investments in marketable securities	62,700	63,000
Upfront license fee payment to Junshi Biosciences	(136,000)	—
Upfront and milestone based license fee payments to Innovent	—	(7,500)
Net cash used in investing activities	(245,900)	(224,457)
Financing activities
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	—	222,156
Purchase of capped call options related to Convertible Notes due 2026	—	(18,170)
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	40,903	—
Proceeds from issuance of common stock upon exercise of stock options	9,726	13,014
Proceeds from purchase under the employee stock purchase plan	1,985	2,557
Taxes paid related to net share settlement of RSUs	(1,730)	(880)
Other immaterial financing activities	(492)	(244)
Net cash provided by financing activities	50,392	218,433
Net (decrease) increase in cash, cash equivalents and restricted cash	(180,618)	114,997
Cash, cash equivalents and restricted cash at beginning of period	541,598	177,908
Cash, cash equivalents and restricted cash at end of period	$360,980	$292,905
Supplemental disclosure of cash flow information
Non-cash bonus payment settled in common stock	$—	$1,498
Right-of-use assets obtained in exchange for lease obligations related to operating leases	$434	$1,388
Right-of-use assets obtained in exchange for lease obligations related to finance leases	$477	$1,771

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

The Company’s product pipeline comprises four drugs, CHS-1420 (an adalimumab (Humira) biosimilar), a ranibizumab (Lucentis) biosimilar in-licensed for U.S. and Canadian commercial rights from Bioeq AG, a bevacizumab (Avastin) biosimilar in-licensed for U.S. commercial rights from Innovent Biologics (Suzhou) Co., Ltd. and toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring accruals, that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
At beginning of period:
Cash and cash equivalents	$541,158	$177,668
Restricted cash - non-current	440	240
Total cash, cash equivalents and restricted cash	$541,598	$177,908

At end of period:
Cash and cash equivalents	$360,540	$292,465
Restricted cash - non-current	440	440
Total cash, cash equivalents and restricted cash	$360,980	$292,905

Restricted cash – non-current consists of deposits for letter of credits that the Company has provided to secure its obligations under certain leases.

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

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2021 and December 31, 2020.

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

2.       Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, restricted cash, investments in marketable securities, accounts receivable, accounts payable and other current liabilities approximate their fair values due to their short maturities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. Level 3 liabilities consist of contingent consideration.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	Fair Value Measurements
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$357,743	$—	$—	$357,743
Restricted cash (money market funds)	440	—	—	440
Corporate notes and Commercial paper	—	108,167	—	108,167
Total financial assets	$358,183	$108,167	$—	$466,350
Financial Liabilities:
Contingent consideration	$—	$—	$102	$102

	Fair Value Measurements
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$538,673	$—	$—	$538,673
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$539,113	$—	$—	$539,113
Financial Liabilities:
Contingent consideration	$—	$—	$102	$102

Cash equivalents, marketable securities and restricted cash, consisted of the following (in thousands):

	September 30, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$357,743	$—	$—	$357,743
Classified as cash equivalents	$357,743	$—	$—	$357,743

Corporate notes and Commercial paper	$108,170	$—	$(3)	$108,167
Classified as marketable securities	$108,170	$—	$(3)	$108,167

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

	December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$538,673	$—	$—	$538,673
Classified as cash equivalents	$538,673	$—	$—	$538,673

Money market funds	$440	$—	$—	$440
Classified as restricted cash	$440	$—	$—	$440

As of September 30, 2021, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 11 months. The realized gains or losses on marketable securities for the periods presented were immaterial. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and there is no indication of default on interest or principal payments for any of its debt securities, thus no credit losses have been recognized in the three and nine months ended September 30, 2021 and 2020.

1.5% Convertible Notes due 2026

The estimated fair values of the 1.5% Convertible Notes due 2026 issued by the Company in April 2020 (see Note 7) for the periods presented were determined by prices observed in markets that were not active and thus considered to be Level 2 inputs. Among other factors, these market prices are influenced by interest rates, the Company’s stock price and price volatility. The estimated fair value of the Convertible Notes due 2026 was approximately $255.2 million and $269.1 million (par value $230.0 million) as of September 30, 2021 and December 31, 2020, respectively.

8.2% Convertible Notes due 2022

The estimated fair values of the 8.2% Convertible Senior Notes due 2022 issued by the Company in February 2016 (see Note 7) for the periods presented were determined using an income approach that incorporates a single factor binomial lattice model and is therefore considered to be Level 3 inputs. This lattice model incorporates the terms and conditions of the convertible notes and market-based risk measurements that are indirectly observable, such as credit risk. The estimated fair value is based on changes in the price of the underlying common shares over successive periods of time. An estimated yield based on market data is used to discount straight-debt cash flows. The estimated fair value of the 8.2% Convertible Senior Notes due 2022 was approximately $108.6 million and $113.7 million (par value $100.0 million) as of September 30, 2021 and December 31, 2020, respectively.

Term Loan

The principal amount outstanding under the Company’s Term Loan (see Note 7) of $75 million as of September 30, 2021 is subject to variable interest rate, which is based on a fixed percentage plus three month LIBOR (“LIBOR”)(or any successor rate pursuant to the Term Loan), and as such, the Company believes the carrying amount of this obligation approximates fair value.

3.           Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw Materials	$5,617	$5,205
Work in process	46,625	43,952
Finished goods	31,698	43,032
Total	$83,940	$92,189

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following tables presents the inventory balance sheet classifications (in thousands):

	September 30,	December 31,
	2021	2020
Inventory	$37,583	$44,233
Inventory, non-current	46,357	47,956
Total	$83,940	$92,189

During the third quarter of 2021, the Company wrote-off $5.2 million of inventory that did not meet the Company’s acceptance criteria.

Prepaid manufacturing of $20.4 million as of September 30, 2021 includes prepayments of $11.6 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA®, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $8.8 million to various CMOs for other research and development pipeline programs. Prepaid manufacturing of $19.4 million as of December 31, 2020 included prepayments of $8.9 million to a CMO for manufacturing services for UDENYCA®; and prepayments of $10.5 million to various CMOs for other research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward other development programs. As part of the discontinuation, the Company wrote-off prepaid manufacturing services not deemed to have any probable future benefits resulting in the recognition of an impairment charge of $3.2 million within research and development expenses on the Company’s first quarter condensed consolidated statement of operations. Also during the first quarter of 2021, the Company recognized an expense of $8.3 million within research and development expenses on its condensed consolidated statement of operations in connection with the cancellation of open purchase orders with various vendors related to CHS-2020 development. No additional expense relating to the discontinuation of CHS-2020 was recognized in the second or third quarter of 2021.

4.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$13,963	$13,301
Computer equipment and software	4,032	3,996
Furniture and fixtures	1,274	1,268
Leasehold improvements	5,942	5,830
Finance lease right of use assets	2,294	1,451
Construction in progress	42	312
Total property and equipment	27,547	26,158
Accumulated depreciation and amortization	(19,042)	(16,050)
Property and equipment, net	$8,505	$10,108

Depreciation and amortization expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical and manufacturing	$21,093	$11,365
Accrued co-development costs for toripalimab	11,239	—
Accrued other	9,870	12,182
Lease liabilities, current	3,624	3,132
Total Accrued and other current liabilities	$45,826	$26,679

5.        Revenue

The Company recorded net product revenue of $82.5 million and $253.2 million during the three and nine months ended September 30, 2021, respectively, and $113.6 million and $365.4 million during the three and nine months ended September 30, 2020, respectively.

Revenues by significant customer are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
McKesson Corporation	40%	37%	39%	38%
AmeriSource-Bergen Corporation	40%	39%	39%	38%
Cardinal Health, Inc.	19%	22%	20%	22%
Others	1%	2%	2%	2%
Total revenue	100%	100%	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Nine Months Ended September 30, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	356,663	90,965	73,289	520,917
Prior period	(2,859)	(2,821)	(3,035)	(8,715)
Payments and customer credits issued	(362,241)	(78,600)	(75,716)	(516,557)
Balance at September 30, 2021	$32,143	$63,602	$23,298	$119,043

	Nine Months Ended September 30, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	323,070	80,264	85,664	488,998
Prior period	(611)	(2,884)	(6,268)	(9,763)
Payments and customer credits issued	(332,745)	(58,102)	(74,106)	(464,953)
Balance at September 30, 2020	$24,873	$46,772	$29,784	$101,429

Government and other chargebacks payable to the Company’s direct customers and discounts for prompt payment are recorded as a reduction in trade receivables. The remaining reserve balances are classified as current liabilities in the unaudited condensed consolidated balance sheets.

6. Collaborations and Other Arrangements

Junshi Biosciences

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimab in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. If the Company exercises its options, it will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-

development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. The Company recognized research and development expense of $15.4 million and $37.6 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively, and recognized $19.7 million in accounts payable and $11.2 million in accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2021 related to the co-development, regulatory and technology transfer costs. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. In addition, the Company recorded research and development expense of $145.0 million during the first quarter of 2021, related to the upfront payment for exclusive rights to toripalimab in the United States and Canada. The Company had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of September 30, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) was $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the condensed consolidated statement of operations for the nine months ending September 30, 2021.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan®), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $2.5 million and $7.5 million during the three and nine months ended September 30, 2020, respectively, related to an upfront payment and a milestone payment for the bevacizumab Licensed Product. During the three and nine months ended September 30, 2021, the Company recognized research and development expense of $0.5 million and $1.2 million, respectively, related to bevacizumab Licensed Product development activities directly with Innovent. As of September 30, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan®), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when such payments become probable.

7.       Convertible Notes and Term Loan

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 1.5% Convertible Senior Subordinated notes due 2026 (the “2026 Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering were $222.2 million after deducting initial purchasers’ fees and offering expenses. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to the Company’s designated senior indebtedness (as defined in the indenture for the 2026 Convertible Notes) and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, since October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted.

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

As of September 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The 2026 Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Pursuant to ASC 470-20, the Company evaluated the features embedded in the 2026 Convertible Notes and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. The proceeds received from the issuance of the convertible debt were recorded as a liability on the condensed consolidated balance sheets.

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

The following table summarizes components of the 2026 Convertible Notes (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of the 2026 Convertible Notes	$230,000	$230,000
Unamortized debt discount and debt issuance costs	(6,029)	(6,971)
Total 2026 Convertible Notes	$223,971	$223,029

If the 2026 Convertible Notes were converted on September 30, 2021, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $191.9 million based on the Company’s closing stock price of $16.07 as of September 30, 2021.

The following table presents the components of interest expense related to 2026 Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stated coupon interest	$862	$863	$2,587	$1,572
Accretion of debt discount and debt issuance costs	316	309	942	562
Total interest expense	$1,178	$1,172	$3,529	$2,134

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of approximately $6.0 million as of September 30, 2021, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 4.5 years. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of September 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$1,725
2022	3,450
2023	3,450
2024	3,450
2025 and beyond	235,175
Total minimum payments	247,250
Less amount representing interest	(17,250)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(6,029)
Net carrying amount of 2026 Convertible Notes	$223,971

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes (the “2022 Convertible Notes”). The 2022 Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and will mature on March 31, 2022, unless earlier converted, redeemed or repurchased. The 2022 Convertible Notes also bear a premium of 9% of their principal amount, which is payable when the 2022 Convertible Notes mature or are repurchased or redeemed by the Company.

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

The 2022 Convertible Notes contain customary negative covenants and events of default, the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Note. As of September 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20. Pursuant to ASC 470-20, the Company evaluated the features embedded in the 2022 Convertible Notes and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component.

The following table summarizes components of the 2022 Convertible Notes (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(772)	(1,865)
2022 Convertible Notes	$80,978	$79,885
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(258)	(622)
2022 Convertible Notes - related parties	$26,992	$26,628
Total 2022 Convertible Notes	$107,970	$106,513

The 2022 Convertible Notes and the 2022 Convertible Notes – related parties were classified in current liabilities as of September 30, 2021 and in non-current liabilities on the condensed consolidated balance sheets as of December 31, 2020. If the 2022 Convertible Notes were converted on September 30, 2021, the holders of the 2022 Convertible Notes would have received common shares with an aggregate value of $71.9 million based on the Company’s closing stock price of $16.07 as of September 30, 2021.

The following table presents the components of interest expense related to 2022 Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stated coupon interest	$1,537	$1,538	$4,612	$4,614
Accretion of debt discount and debt issuance costs	373	340	1,093	996
Interest expense	$1,910	$1,878	$5,705	$5,610
Stated coupon interest - related parties	$513	$512	$1,538	$1,536
Accretion of debt discount and debt issuance costs - related parties	124	113	364	331
Interest expense - related parties	$637	$625	$1,902	$1,867
Total interest expense	$2,547	$2,503	$7,607	$7,477

The remaining unamortized debt discount and debt offering costs related to the 2022 Convertible Notes of $1.0 million as of September 30, 2021, will be amortized using the effective interest rate over the remaining term of the 2022 Convertible Notes of six months. The annual effective interest rate is 9.48% for the 2022 Convertible Notes.

Future payments on the 2022 Convertible Notes as of September 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$2,050
2022	111,050
Total minimum payments	113,100
Less amount representing interest	(4,100)
2022 Convertible Notes, principal amount	109,000
Less debt discount and debt issuance costs on 2022 Convertible Notes	(1,030)
Net carrying amount of 2022 Convertible Notes	$107,970

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

The Borrowings under the Term Loan bear interest through maturity at 6.75% per annum plus three-month LIBOR (or any successor rate pursuant to the Term Loan). Interest is payable quarterly in arrears. The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2021, the effective interest rate was 10.7%.

The Company is required to pay principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 exceed $375.0 million, beginning on the fourth anniversary of the Term Loan Closing Date), with the outstanding balance to be repaid on January 7, 2025, the maturity date. As of September 30, 2021, $17.3 million of the carrying value was classified as current liabilities on our condensed consolidated balance sheets based upon our expectation that principal payments will commence within twelve months of September 30, 2021.

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

The obligations under the Term Loan are secured by a lien on substantially all of the Company’s tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, or in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $150.0 million for each fiscal year after the fiscal year ending December 31, 2020. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

On April 13, 2020, the Company entered into an amendment to the Term Loan, which amended the Term Loan’s indebtedness covenant such that the Company could incur Convertible Bond Indebtedness (as defined in the credit agreement governing the Term Loan) in an amount not to exceed the greater of $230.0 million or 20% of the Company’s market capitalization.

As of September 30, 2021, the Company was in full compliance with these covenants and there were no events of default under the Term Loan.

The following table summarizes information about the components of the Term Loan (in thousands):

	September 30,	December 31,
	2021	2020
Principal amount of the Term Loan	$75,000	$75,000
Exit fee due on payment of Term Loan	3,000	3,000
Term Loan, gross	78,000	78,000
Unamortized exit fee, debt discount and debt issuance costs, net	(2,768)	(3,519)
Net carrying amount of Term Loan	$75,232	$74,481

The following table presents the components of interest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stated coupon interest	$1,773	$1,773	$5,261	$5,280
Accretion of debt discount and debt issuance costs	273	208	751	604
Interest expense	$2,046	$1,981	$6,012	$5,884

Future payments on the Term Loan as of September 30, 2021 are as follows (in thousands):

Year ending December 31,
Remainder of 2021	$1,773
2022	29,294
2023	27,130
2024	24,972
2025	8,780
Total minimum payments	91,949
Less amount representing interest	(13,949)
Term Loan, gross	78,000
Less unamortized exit fee, debt discount and debt issuance costs, net	(2,768)
Net carrying amount of Term Loan	$75,232

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its commercial supply of UDENYCA®. As of September 30, 2021, the Company’s contractual obligations under the terms of the agreements are as follows (in thousands):

Years ending December 31,
Remainder of 2021	$16,760
2022	34,606
2023	9,753
2024	3,441
Total obligations	$64,560

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company assesses the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible.

9.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold (1)	$394	$175	$896	$396
Research and development	4,126	3,231	14,642	10,315
Selling, general and administrative	7,419	5,902	24,880	17,576
Stock-based compensation expense	$11,939	$9,308	$40,418	$28,287

Capitalized stock-based compensation expense into inventory	$241	$324	$758	$1,196

(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

10.      Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period plus any potential dilutive common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive.

The following table sets forth the computation of the basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net (loss) income per share
Numerator:
Net (loss) income	$(38,528)	$27,933	$(241,375)	$122,536
Denominator:
Weighted-average common shares outstanding	79,013,240	71,649,350	74,984,811	71,138,973
Basic net (loss) income per share	$(0.49)	$0.39	$(3.22)	$1.72

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(38,528)	$27,933	$(241,375)	$122,536
Add interest expense on 2026 convertible notes, net of tax	—	1,172	—	2,134
Numerator for diluted net (loss) income per share	$(38,528)	$29,105	$(241,375)	$124,670
Denominator:
Denominator for basic net (loss) income per share	79,013,240	71,649,350	74,984,811	71,138,973
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	3,641,721	—	3,505,479
Restricted stock units	—	237,114	—	143,146
Shares issuable upon conversion of convertible notes	—	11,942,152	—	7,255,871
Denominator for diluted net (loss) income per share	79,013,240	87,470,337	74,984,811	82,043,469
Diluted net (loss) income per share	$(0.49)	$0.33	$(3.22)	$1.52

The following outstanding dilutive potential shares were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options, including shares subject to ESPP	19,543,671	9,397,713	19,847,917	9,269,082
Restricted stock units	1,916,002	—	1,812,799	7,217
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	4,473,871	4,473,871	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	—	11,942,152	—
Total	37,875,696	13,871,584	38,076,739	13,750,170

11.      Income Taxes

There was no income tax expense for the three and nine months ended September 30, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year.  Income tax expense of $0.2 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, primarily related to state taxes in jurisdictions outside of California, for which the Company has a limited operating history. The income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. The Company maintains a full valuation allowance against its net deferred tax assets due to its history of losses.

12.      Related Party Transactions

Convertible Notes

In February 2016, the Company issued Convertible Notes to certain related parties (certain companies affiliated with members of the Company’s board of directors) for an aggregate principal amount of $25.0 million (see Note 7).

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.  Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. During the first quarter of 2021, the Company recognized stock-based compensation expense of $0.8 million. In addition, the Company recorded cash consulting expense of $0.0 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, with respect to these consulting services. Total liabilities recognized in accounts payable and accrued and other current liabilities on the condensed consolidated balance sheets with respect to these services were $0.0 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2020 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended “Exchange Act”. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage biopharmaceutical company with a mission to increase patient access to cost-effective medicines that can have a major impact on their lives and to deliver significant savings to the health care system. Our strategy is to build a leading immuno-oncology franchise in the United States and Canada funded with cash generated by our commercial biosimilar business.

Our first product, UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta®, a long-acting granulocyte-colony stimulating factor, was launched commercially in the United States in January 2019. In addition to UDENYCA®, we have a product candidate pipeline that includes biosimilars of Humira®, Avastin® and Lucentis®. Biosimilars are a class of protein-based therapeutics with high similarity to approved originator products on the basis of rigorous standards set by the U.S. Food and Drug Administration (“FDA”) for biosimilarity. We have become a leader in the biosimilar market by leveraging our team’s collective expertise in key areas such as process science, analytical characterization, protein production, clinical-regulatory development and commercialization.

In February 2021, we in-licensed our first immuno-oncology product candidate, toripalimab, a novel anti-PD-1 antibody, from Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). Toripalimab has been extensively evaluated in late-stage clinical trials for the treatment of multiple tumor types. The FDA has granted Priority Review for the toripalimab biologics license application (“BLA”), for the treatment of nasopharyngeal carcinoma (“NPC”), and set a Prescription Drug User Fee Act “(PDUFA”) action date for April 2022. Within the next several years, we anticipate BLA supplements for multiple additional indications, including for rare and more prevalent tumor types, including non-small cell lung cancer. We have also acquired options to license two pipeline immuno-oncology product candidates from Junshi Biosciences, an anti-TIGIT antibody and a next-generation engineered IL-2 cytokine, for potential evaluation in combination with toripalimab.

With our UDENCYA® commercialization efforts, we have built a strong, oncology-focused commercial capability in the United States. We expect to leverage this commercial capability as we build our immuno-oncology franchise.

Our pipeline includes the following product candidates:

Oncology Pipeline

●	Toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences, a leading Chinese biotechnology company. More than thirty company-sponsored clinical studies have been conducted globally, including in China and the United States, evaluating toripalimab for more than fifteen indications.

We and Junshi Biosciences completed the submission of the toripalimab BLA to the FDA for the treatment of NPC in the third quarter of 2021 and the FDA granted the BLA Priority Review with a target action date of April 2022. In addition to NPC, we plan to submit supplemental BLAs to the FDA for toripalimab within the next two years for the treatment of several rare and highly prevalent cancers, including non-small cell lung cancer.

The FDA has granted Breakthrough Therapy designation for patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first line treatment of recurrent or metastatic NPC. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of NPC, mucosal melanoma and soft tissue sarcoma.

●	UDENYCA® (pegfilgrastim-cbqv). We are developing additional presentations of UDENYCA®, including a proprietary on-body injector (“OBI”), in addition to the currently marketed pre-filled syringe (“PFS”) presentation. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic (“PK”) and pharmacodynamic bioequivalence of UDENYCA® (pegfilgrastim-cbqv) administered via OBI compared to UDENYCA® PFS. We are planning a 2022 submission to the FDA of a prior approval supplement to seek marketing authorization for the UDENYCA® OBI and anticipate a 10-month review period.
●	CHS-305, a bevacizumab (Avastin) biosimilar. On January 13, 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent,” and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. We are performing a three-way PK study using Avastin drug products from the United States, Avastin drug products from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises prior to facilitating a potential BLA submission for CHS-305 to the FDA.

Immunology Pipeline

●	CHS-1420 (our adalimumab (Humira) biosimilar candidate). We are developing CHS-1420, an anti-TNF product candidate, as an adalimumab (Humira) biosimilar. In the fourth quarter of 2020, we submitted the 351(k) BLA, which was accepted for review by the FDA in February 2021. The user fee goal date is in December 2021. If approved, we anticipate we would be able to launch CHS-1420 in the United States on or after July 1, 2023, in accordance with settlement and license agreements with AbbVie Inc. (“AbbVie”) that grants us global, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420.

Ophthalmology Pipeline

●	CHS-201, a ranibizumab (Lucentis) biosimilar. On November 4, 2019, we entered into a license agreement with Bioeq IP AG (now Bioeq AG or “Bioeq”) for the commercialization of CHS-201, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and PFS presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CHS-201 in the field of ophthalmology (and any other approved labelled indication) in the United States.

Bioeq submitted a BLA for CHS-201 to the FDA in the third quarter of 2021. The FDA has accepted the CHS-201 BLA for review and assigned an August 2022 target action date.

Small Molecule Pipeline

●	CHS-131 (our oral, small-molecule drug candidate). CHS-131 is a novel, potential first-in-class, once-daily oral drug candidate for non-alcoholic steatohepatitis (“NASH”) and other metabolic conditions. In February 2020, we announced that we are seeking strategic alternatives to finance this program externally.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA®’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and deadly variants, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business.

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

Financial Operations Overview

Revenue

We recorded net product revenue of $82.5 million and $113.6 million during the three months ended September 30, 2021 and 2020, respectively, and $253.2 million and $365.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and overhead costs associated with UDENYCA®. Prior to the second quarter 2021, a portion of the costs of producing UDENYCA® sold was expensed as research and development before the FDA approval of UDENYCA® and therefore was not reflected in the cost of goods sold. All the inventory expensed prior to approval of UDENYCA® was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA® are fully reflected in cost of goods sold for the three months ended September 30, 2021. For the three and nine months ended September 30, 2021, cost of goods sold included write-offs for inventory that did not meet our acceptance criteria, net of credits received from the manufacturers, of $5.2 million and $5.1 million, respectively.

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

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from contract manufacturing organizations, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities; and
●	upfront and certain milestone payments related to licensing and collaboration agreements.

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. If we exercise our options, we will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $15.4 million and $37.6 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively, and recognized $19.7 million in accounts payable and $11.2 million in accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2021 related to the co-development, regulatory and technology transfer costs. We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of September 30, 2021, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

The additional milestone payments, option fees for additional anti-TIGIT antibodies and the IL-2 cytokines and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the condensed consolidated statement of operations for the nine months ending September 30, 2021.

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

There have been no significant changes to our accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in our 2020 Form 10-K. We believe that the accounting policies discussed in the 2020 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Net Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Net product revenue	$82,503	$113,551	$(31,048)	$253,180	$365,405	$(112,225)

Net product revenue for the three and nine months ended September 30, 2021 was $82.5 million and $253.2 million, respectively, compared to $113.6 million and $365.4 million for the three and nine months ended September 30, 2020, respectively. The decreases were primarily due to a decrease in the number of units of UDENYCA® sold during the three and nine months ended September 30, 2021, as well as an increase in discounts and allowances during the nine months ended September 30, 2021.

Our net product revenue and market penetration may continue to be adversely impacted by the COVID-19 pandemic and is subject to pricing trends and competitive dynamics in the overall pegfilgrastim market.

Cost of goods sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Cost of goods sold	$21,280	$9,000	$12,280	$45,487	$25,994	$19,493
Gross margin	74%	92%		82%	93%

Cost of goods sold was $21.3 million and $45.5 million for the three and nine months ended September 30, 2021, respectively, compared to $9.0 million and $26.0 million for the three and nine months ended September 30, 2020, respectively. Cost of goods sold consists primarily of third-party manufacturing, distribution, overhead costs associated with the sale of UDENYCA® and a mid-single digit royalty cost on net product revenue to Amgen, which began on July 1, 2019 and will continue for five years from then. For the nine months ended September 30, 2021 and 2020, a portion of the manufacturing costs for inventory were incurred prior to the regulatory approval of UDENYCA® and, therefore, were expensed as research and development costs prior to those periods. The cost basis of product sold that was expensed prior to approval, was $0 and $5.3 million for the three months ended September 30, 2021 and 2020, respectively and $3.3 million and $15.9 million for the nine months ended September 30, 2021 and 2020, respectively. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin prior to the second quarter of 2021. All the inventory expensed prior to approval of UDENYCA® was fully utilized by March 31, 2021. In addition, for the three and nine months ended September 30, 2021, cost of goods sold included write-offs for inventory that did not meet our acceptance criteria, net of credits received from the manufacturers, of $5.2 million and $5.1 million, respectively.

In the fourth quarter of 2021, we expect our gross margin to improve as compared to the third quarter of 2021 due to anticipated reduced period charges. In comparison to the same period of the prior year, our gross margin in the fourth quarter of 2021 is expected to be lower due primarily to the transition in the first quarter 2021 from inventory with manufacturing costs that were partly recognized as research and development expenses prior to the regulatory approval of UDENYCA®.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$54,085	$38,851	$15,234	$312,343	$98,131	$214,212

Research and development expense for the three months ended September 30, 2021 was $54.1 million compared to $38.9 million for the same period in 2020, an increase of $15.2 million. The increase in research and development expense was primarily due to the following:

●	an increase of $15.9 million of co-development costs for toripalimab, of which $15.4 million were reimbursements directly to Junshi Biosciences;
●	an increase of $6.4 million related to the development of additional presentations of UDENYCA®;
●	an increase of $0.9 million in stock-based compensation expense primarily related to equity awards granted in 2021;

The increase in research and development expense for the three months ended September 30, 2021 was partially offset by the following:

●	a decrease of $5.9 million due to the discontinuation of CHS-2020 in the first quarter of 2021 resulting in no costs being incurred in the third quarter of 2021, as compared to $5.9 million in development costs incurred in the third quarter of 2020; and
●	a milestone-based license fee payment of $2.5 million to Innovent pursuant to the Innovent Agreement made in the third quarter of 2020 did not recur in the same period in 2021.

We project R&D expense in the fourth quarter of 2021 to be comparable to the third quarter of 2021.

Research and development expense for the nine months ended September 30, 2021 was $312.3 million compared to $98.1 million for the same period in 2020, an increase of $214.2 million. The increase in research and development expense was primarily due to the following:

●	2021 includes license fees of $145.0 million pursuant to the Collaboration Agreement with Junshi Biosciences which was partially offset by a $9.0 million credit related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement, as compared to 2020 which included upfront and milestone-based license fees of $7.5 million to Innovent;
●	an increase of $38.2 million of co-development costs for toripalimab, of which $37.6 million were reimbursements directly to Junshi Biosciences;
●	an increase of $23.0 million related to the development of additional presentations of UDENYCA®;
●	an increase of $13.2 million in CHS-1420 related costs mainly due to expenses associated with FDA pre-approval inspections and scaling up Process Performance Qualification production runs;
●	an increase of $7.2 million in costs incurred for the continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020;
●	an increase of $4.3 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted in 2021; and
●	an increase of $3.7 million in personnel and consulting costs to advance our research and development programs.

The increase in research and development expense for the nine months ended September 30, 2021 was partially offset by the following:

●	a decrease of $3.0 million in costs related to CHS-2020 primarily attributable to $11.5 million of costs incurred in the first quarter of 2021 from discontinuation of that program compared to $14.5 million in development costs incurred in the nine months ended September 30, 2020; and
●	a decrease of $1.0 million in CHS-131 related costs primarily due to discontinuation of the development of CHS-131 in 2021.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$39,925	$31,984	$7,941	$119,661	$101,386	$18,275

Selling, general and administrative expense for the three months ended September 30, 2021 was $39.9 million compared to $32.0 million for the three months ended September 30, 2020, an increase of $7.9 million. The increase was primarily due to the following:

●	an increase of $4.7 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support UDENYCA® sales;
●	an increase of $1.5 million in stock-based compensation expense mainly related to additional equity awards granted in 2021;
●	an increase of $1.1 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for UDENYCA®; and
●	an increase of $0.6 million in travel, offsite conference and training related expenses as a result of COVID-19 shelter-in-place restrictions in the prior year quarter resulting in less travel and related expenses.

We expect selling, general and administrative expense to increase during the remainder of 2021 primarily as a result of anticipated increased commercial activities to support UDENYCA® sales and as a result of initiating our ophthalmology and immuno-oncology commercial activities.

Selling, general and administrative expense for the nine months ended September 30, 2021 was $119.7 million compared to $101.4 million for the nine months ended September 30, 2020, an increase of $18.3 million. The increase was primarily due to the following:

●	a net increase of $8.8 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support UDENYCA® sales;
●	an increase of $7.3 million in stock-based compensation expense mainly related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted in 2021; and
●	an increase of $1.9 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for UDENYCA®.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$5,771	$5,656	$115	$17,166	$15,495	$1,671

Interest expense for the three months ended September 30, 2021 was $5.8 million compared to $5.7 million for the same period in 2020, an increase of $0.1 million. Interest expense for the nine months ended September 30, 2021 was $17.2 million compared to $15.5 million for the same period in 2020, an increase of $1.7 million. The increase in interest expense for both periods is primarily due to the interest related to our 2026 convertible notes (“2026 Convertible Notes”) that were issued in April 2020.

Income Tax Provision

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax provision	$—	$183	$(183)	$—	$2,411	$(2,411)

There was no income tax expense for the three and nine months ended September 30, 2021 due to a projected tax loss for 2021 and the tax effect of the valuation allowance against such loss for the year. Income tax expense of $0.2 million and $2.4 million for the three and nine months ended September 30, 2020, primarily related to state taxes in jurisdictions outside of California, for which we have a limited operating history. The income tax provision during the interim periods is based on applying an estimated annual effective income tax rate to year to date income, plus any significant unusual or infrequently occurring items, which are recorded in the interim period. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our common stock and convertible preferred stock, issuance and incurrence of debt and sales of UDENYCA®.

As of September 30, 2021, we had an accumulated deficit of $1.0 billion, cash and cash equivalents of $360.5 million and investments in marketable securities of $108.2 million. We believe that our current available cash, cash equivalents, investments in marketable securities and cash collected from UDENYCA® sales will be sufficient to fund our planned expenditures and meet our obligations for at least the next 12 months following our financial statement issuance date. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable.

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

We are required to pay principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the Term Loan Closing Date (or, if consolidated net sales of UDENYCA® in the fiscal year ending December 31, 2021 exceed $375.0 million, beginning on the fourth anniversary of the Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. As of September 30, 2021, $17.3 million of the carrying value was classified as current liabilities on our condensed consolidated balance sheets based upon our expectation that principal payments will commence within twelve months of September 30, 2021.

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

The obligations under the Term Loan are secured by a lien on substantially all of our tangible and intangible property, including intellectual property. The Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict our ability and our subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA® must not be lower than $150.0 million for each fiscal year after the year ended December 31, 2020. A failure to comply with these covenants could permit the Lender under the Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable. In April 2020, we amended the Term Loan in connection with the issuance and sale of our 2026 Convertible Notes.

In April 2020, we issued and sold $230 million aggregate principal amount of 1.5% convertible senior subordinated notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their respective affiliates and/or other financial institutions (the “option counterparties”). The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to our designated senior indebtedness. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, since October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted. At any time before the close of business on the second scheduled trading day immediately before the maturity date, holders may convert their 2026 Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, we will, in certain circumstances, increase the conversion rate for a specified period of time for holders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at our election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, holders may require us to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The net proceeds from the offering were $222.2 million, net of the initial purchasers’ fees and the offering expenses. We used approximately $18.2 million of the net proceeds to fund the cost of entering into the capped call transactions.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$14,890	$121,021
Net cash used in investing activities	(245,900)	(224,457)
Net cash provided by financing activities	50,392	218,433
Net (decrease) increase in cash, cash equivalents and restricted cash	$(180,618)	$114,997

Net cash provided by operating activities

Cash provided by operating activities was $14.9 million for the nine months ended September 30, 2021, which was primarily due to the following:

●	license fee payment to Junshi Biosciences of $145.0 million pursuant to the Collaboration Agreement, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on our common stock purchased by Junshi Biosciences, was reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	an increase in accounts payable of $30.5 million primarily due to the timing of receiving and processing invoices from our vendors and amounts payable to Junshi Biosciences pursuant to the Collaboration Agreement;

●	a decrease in trade receivables of $20.7 million primarily due to the timing of payments from our customers and lower revenue in 2021;
●	an increase in accrued and other current and non-current liabilities of $16.5 million primarily due to clinical, regulatory and manufacturing accruals related to our research and development programs, partially offset by lower contract manufacturing accruals for UDENCYA®;
●	an increase in accrued rebates, fees and reserves of $3.2 million as a result of UDENYCA® sales;
●	a decrease in inventory of $2.9 million primarily driven by inventory depletion due to timing of our manufacturing campaign for UDENYCA®; and
●	non-cash charges related to stock-based compensation of $40.4 million, a $5.2 million write-off of inventory that did not meet our acceptance criteria, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt issuance discounts of $3.2 million, depreciation and amortization of property and equipment of $2.6 million, non-cash operating lease expense of $1.6 million, and non-cash accretion of discount on marketable securities of $0.9 million.

The cash provided by operating activities was partially offset by the following:

●	net loss of $241.4 million;
●	an increase in other prepaid, current and non-current assets of $4.6 million primarily due to timing of clinical services and payments for interest, insurance and other services;
●	a decrease in accrued compensation of $3.5 million primarily due to the payment of 2020 employee bonuses, which was partially offset by an increase in ESPP contributions and the additional bonus accrual for the nine months ended September 30, 2021; and
●	an increase in prepaid manufacturing services of $2.9 million primarily due to prepaid contract manufacturing related to our research and development programs partially offset by prepaid commercial manufacturing services.

Cash provided by operating activities was $121.0 million for the nine months ended September 30, 2020, which was primarily due to the following:

●	net income of $122.5 million;
●	an increase in accrued rebates, fees and reserve of $24.8 million as a result of continued growth in UDENYCA® sales;
●	upfront and milestone-based license fee payments of $7.5 million to Innovent reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	non-cash charges related to stock-based compensation of $28.3 million, depreciation and amortization of property and equipment of $2.0 million, non-cash interest expense from amortization of debt issuance discounts of $2.5 million, non-cash operating lease expense of $1.6 million, and other non-cash adjustments of $0.4 million;

●	an increase in accrued and other current and non-current liabilities of $6.2 million primarily due to contract manufacturing accruals related to our research and development programs; and
●	an increase in accrued compensation of $1.4 million primarily due to bonus accrual for the nine months ended September 30, 2020 partially offset by the settlement of 2019 bonus payout.

The cash provided by operating activities was partially offset by the following:

●	an increase in trade receivables of $18.9 million primarily due to the timing of payment from our customers;
●	an increase in inventory of $30.1 million primarily due to continued growth in UDENYCA® sales and to maintain adequate supplies in order to meet the future demand;
●	an increase in prepaid manufacturing services and other prepaid, current and non-current assets of $14.1 million to secure drug production runs scheduled for 2020 and 2021; and
●	a decrease in accounts payable of $13.1 million primarily due to the timing of receiving and processing invoices from our vendors.

Net cash used in investing activities

Cash used in investing activities of $245.9 million for the nine months ended September 30, 2021 was primarily due to the  upfront license fee of $145.0 million to Junshi Biosciences pursuant to the Collaboration Agreement, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on our common stock purchased by Junshi Biosciences, purchases of investments in marketable securities of $171.8 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of investments in marketable securities of $62.7 million.

Cash used in investing activities of $224.5 million for the nine months ended September 30, 2020 was primarily due to purchases of investments in marketable securities of $273.8 million, upfront and milestone-based license fee payments of $7.5 million to Innovent and purchases of property and equipment of $6.3 million, partially offset by the proceeds from maturities of investments in marketable securities of $63.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $50.4 million for the nine months ended September 30, 2021 was primarily due to $50.0 million of gross proceeds from issuance of our common stock to Junshi Biosciences partially offset by a credit of $9.0 million related to the fair value of the DLOM on the common stock purchased by Junshi Biosciences, $9.7 million proceeds from the exercise of stock options, and $2.0 million proceeds from purchases under the ESPP, partially offset by $1.7 million in tax payments related to net share settlement of RSUs.

Cash provided by financing activities of $218.4 million for the nine months ended September 30, 2020 was primarily due to $222.2 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $13.0 million proceeds from the exercise of stock options and $2.6 million proceeds from purchases under the ESPP partially offset by $18.2 million of capped call option purchases related to 2026 Convertible Notes and $0.9 million in tax payments related to net share settlement of bonus payout in RSUs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2020.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we had cash and cash equivalents and investments in marketable securities of $468.7 million consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer, principal financial officer and principal accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability.
●	The commercial success of UDENYCA®, or any future product candidate, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.
●	As we have in-licensed development and/or commercial rights to toripalimab, CHS-201 and CHS-305, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	The applicability of clinical data generated outside the United States, particularly from a single country, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed, which could materially harm our business.
●	UDENYCA® and our other product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	UDENYCA®, or our other biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	UDENYCA® or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020 and 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the rollout of COVID-19 vaccines has suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including net losses of $209.4 million for the year ended December 31, 2018 and a net loss of $241.4 million in the nine months ended September 30, 2021. However, while we did generate net income of $132.2 million and $89.8 million for the years ended December 31, 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of UDENYCA® or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of September 30, 2021, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

As of September 30, 2021, our cash and cash equivalents and short-term investments were $468.7 million. We expect that our existing cash and cash equivalents and cash collected from our UDENYCA® sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of UDENYCA®.

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

The applicability of clinical data generated outside the United States, particularly from a single country, is subject to FDA concurrence for its suitability in supporting approval in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans may be delayed, which could materially harm our business.

Certain clinical trials supporting our regulatory strategies were conducted outside the United States. Although the FDA may accept data from such trials, acceptance of these data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

For clinical trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

As of September 30, 2021, we had 334 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, in 2020 during FDA’s review of Bioeq’s 351(k) BLA for its ranibizumab (Lucentis) biosimilar, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its 351(k) BLA for this candidate in order to provide the requested data and to resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA®, which has received approval from the FDA and EMA, and toripalimab, which is approved for use in China only, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an original BLA, an NDA, a biosimilar product application under the 351(k) pathway of the Public Health Service Act (“PHSA”), a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;
●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
●	the FDA may determine that the population studied in the clinical program may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval, or that conclusions of clinical trials conducted in a single country or region outside the United States may not be generalizable to the patient population in the United States;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through September 30, 2021 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 63.5% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of September 30, 2021, there were approximately 76.6 million shares of common stock outstanding.

In addition, as of September 30, 2021, approximately 26.3 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the

2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“2014 ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the 2014 ESPP. The number of shares available for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the 2014 ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of September 30, 2021, we reserved for future issuance under the 2016 Plan a total of 0.8 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/27/2020

4.4	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in inline eXtensible Business Reporting Language (iXBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 8, 2021	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial and Accounting Officer)