Form 10-K
period 2021-12-31
Coherus BioSciences, Inc.
filed 2022-02-23
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2021 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was $836,606,033. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of January 31, 2022 was 77,275,299.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I

ITEM 1.	Business	3

ITEM 1A.	Risk Factors	23

ITEM 1B.	Unresolved Staff Comments	72

ITEM 2.	Properties	72

ITEM 3.	Legal Proceedings	72

ITEM 4.	Mine Safety Disclosures	72

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	73

ITEM 6.	[Reserved]	74

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	90

ITEM 8.	Financial Statements and Supplementary Data	91

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	129

ITEM 9A.	Controls and Procedures	129

ITEM 9B.	Other Information	132

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	132

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	133

ITEM 11.	Executive Compensation	133

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	133

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	133

ITEM 14.	Principal Accounting Fees and Services	133

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	134

ITEM 16.	Form 10-K Summary	134

	Signatures	140

UDENYCA®, YUSIMRY™ and CIMERLI™, whether or not appearing in large print or with the trademark symbol, are trademarks of Coherus, its affiliates, related companies or its licensors or joint venture partners, unless otherwise noted. Trademarks and trade names of other companies appearing in this Annual Report on Form 10-K are, to the knowledge of Coherus, the property of their respective owners.

ii

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products in the United States;
●	our expectations regarding our ability to develop and commercialize toripalimab and JS006 in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;
●	our expectations regarding the timing of the April 30, 2022 target action date for the United States Food and Drug Administration’s (“FDA”) review of the BLA for toripalimab;
●	our expectations regarding our ability to develop and commercialize our bevacizumab (Avastin®) biosimilar candidate in the United States and Canada;
●	whether our CIMERLI partner, Bioeq AG (“Bioeq”), will be able to obtain regulatory approval in the United States, whether we or Bioeq can overcome import restrictions that could affect the timing of the launch in the United States or whether we will be able successfully to initiate sales of Bioeq’s biosimilar candidate upon such approval;
●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA, including the timing of receiving such marketing authorization, if approved;
●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
●	our reliance on third-party contract manufacturers to supply our product candidates for us;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;
●	the implementation of strategic plans for our business, product and product candidates;
●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;
●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
●	the benefits of the use of our product candidates;
●	the rate and degree of market acceptance of our current or any future product candidates;
●	our ability to compete with companies currently producing competitor products, including Neulasta, Avastin, Humira and Lucentis;
●	estimates of market opportunity, which are inherently highly speculative, forward looking and subject to significant uncertainty;
●	developments and projections relating to our competitors and our industry; and
●	the potential impact of COVID-19 on our business and prospects.

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

This Annual Report on Form 10-K also contains estimates, projections, market opportunity estimates and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, publicly filed reports and similar sources.

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

We in-licensed our lead immuno-oncology product candidate, toripalimab (CHS-007), a novel anti-PD-1 antibody, from Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) in February 2021. The FDA has granted Priority Review for the toripalimab BLA, as well as Breakthrough Therapy Designation for toripalimab for the treatment of nasopharyngeal carcinoma (“NPC”) and set a Prescription Drug User Fee Act (“PDUFA”) action date for April 30, 2022. Toripalimab is being evaluated in late-stage clinical trials for the treatment of a broad range of tumor types including cancers of the lung, nasopharynx, esophagus, stomach, bladder, breast, liver, kidney and skin. Within the next several years, if toripalimab is approved, we anticipate submitting BLA supplements for multiple additional cancer indications.

We have also acquired options to license two pipeline immuno-oncology product candidates from Junshi Biosciences, a clinical stage anti-TIGIT antibody (“JS006”) and a next-generation engineered IL-2 cytokine, for potential evaluation in combination with toripalimab. In January 2022, we initiated the process to exercise the option to license JS006, the TIGIT-targeted antibody, in the United States and Canada. We will lead further development of JS006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. Antibodies blocking TIGIT (T cell immunoglobulin and ITIM domain) have shown potential for enhanced anti-tumor activity in combination with PD-1/PD-L1 inhibitors. In preclinical studies, JS006 demonstrated strong binding affinity and inhibition of the TIGIT pathway. A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of JS006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has cleared an investigational new drug application (“IND”) allowing clinical trials of JS006 in the United States, and we plan to advance toripalimab in combination with JS006 in a clinical trial in North America later in 2022.

We are also developing an internal immuno-oncology pipeline leveraging our demonstrated expertise in preclinical and translational science, bioinformatics, analytical characterization, process science engineering, and clinical-regulatory development and commercialization. Our preclinical pipeline includes antibodies that are designed to address immune suppression in the tumor micro-environment, enhance the anti-tumor activity of toripalimab and potentially improve clinical benefit for cancer patients. We expect to submit an IND to the FDA for the first of these programs in 2023.

Our commercial portfolio includes two FDA-approved biologics. Our first product, UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta®, a long-acting granulocyte-colony stimulating factor, was launched commercially in the United States in January 2019. In December 2021, the FDA-approved YUSIMRY™ (adalimumab-aqvh), formerly CHS-1420, our Humira® (adalimumab) biosimilar product, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc. (“AbbVie”). In addition to our two FDA-approved biologics, we also have two additional product candidates in the late stage of review with the FDA, toripalimab and CIMERLI™ (ranibizumab-ranq injection), a Lucentis® (ranibizumab) biosimilar candidate. The PDUFA action date for the toripalimab BLA is April 30, 2022, and if approved, we are planning to launch toripalimab in the United States following approval. In 2021, our partner, Bioeq, submitted to the FDA a BLA for CIMERLI. The FDA has accepted the application for filing and set a target action date of August 2022. If approved, we expect CIMERLI commercial launch following approval, depending on importation timing with United States Customs. We are also conducting a pharmacokinetic study to facilitate a potential biosimilar application (“Section 351(k) BLA”) seeking FDA approval for CHS-305, an Avastin® (bevacizumab) biosimilar candidate. We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, supporting the successful commercialization of UDENYCA. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

In January 2022, we entered into a loan agreement (the “Loan Agreement”) with BioPharma Credit PLC, (as the “Collateral Agent”), BPCR Limited Partnership, (as a “Lender”) and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $400.0 million (inclusive of a $100.0 million uncommitted additional facility amount) to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) to be funded no later than April 1, 2022, subject to the delivery of evidence of repayment, repurchase or redemption of indebtedness outstanding under our 8.2% Senior Convertible Notes due March 2022 and certain customary deliverables; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”) to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. We have the right to request an uncommitted additional facility amount of up to $100.0 million after the Tranche A Closing Date that will be subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 1.5% Convertible Senior Subordinated Notes due 2026 is greater than $50.0 million on October 1, 2025 (the “Maturity Date”). The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.00%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing after the 48-month anniversary of the Tranche A Closing Date.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop of PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted globally by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the toripalimab BLA to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy and the FDA granted the BLA Priority Review with a target action date of April 30, 2022. We believe there is a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first line treatment of recurrent or metastatic NPC. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of NPC, mucosal melanoma soft tissue sarcoma, and esophageal cancer.

In addition to NPC, we plan to submit supplemental BLAs to the FDA to toripalimab within the next two years for the treatment of rare and highly prevalent cancers.

●	JS006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT. A number of preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy. Combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of JS006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has cleared an IND allowing clinical trials of JS006 in the United States, and we plan to advance toripalimab in combination with JS006 in a clinical trial in North America later in 2022.

●	UDENYCA is a biosimilar to Neulasta, a long-acting granulocyte colony stimulating factor (“G-CSF”). We launched UDENYCA commercially in the United States in January 2019 following approval by the FDA in November 2018. In 2021 we recorded net sales of UDENYCA of $326.6 million. We are also developing an additional presentation of UDENYCA: a proprietary on-body injector (“OBI”), in addition to the currently marketed pre-filled syringe (“PFS”) presentation. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic (“PK”) and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to UDENYCA PFS. We are planning a 2022 submission to the FDA of a prior approval supplement to seek marketing authorization for the UDENYCA OBI.
●	CHS-305, a bevacizumab (Avastin) biosimilar candidate. In January 2020, we entered into a license agreement with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent,” and with respect to the license agreement with Innovent, the “Innovent Agreement”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada. We are conducting a three-way PK study using Avastin drug products from the United States, Avastin drug products from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises. We, together with our partner Innovent, are assessing the commercial feasibility of CHS-305.

Immunology

●	YUSIMRY (adalimumab-aqvh), is a biosimilar of Humira, a monoclonal antibody that can bind to tumor necrosis factor ("TNF"). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc.

Ophthalmology

●	CIMERLI, formerly known as CHS-201, a ranibizumab (Lucentis) biosimilar candidate. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CHS-201, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and PFS presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CHS-201 in the field of ophthalmology (and any other approved labelled indication) in the United States.

Bioeq submitted a Section 351(k) BLA for CIMERLI to the FDA in the third quarter of 2021. The FDA has accepted the CIMERLI BLA for review and assigned an August 2022 target action date.

Market Opportunity for our Oncology Franchise

Toripalimab Opportunity

In February 2021, we acquired exclusive rights in the United States and Canada for the co-development and commercialization of Junshi Biosciences’ toripalimab, a PD-1 blocking antibody. Total anti-PD-L1 antibody United States annual revenues in 2021 were approximately $18.0 billion and are projected to grow to approximately $25.0 billion by 2025. Non-small cell lung cancer accounted for approximately 40% of all anti-PD-L1 antibody United States revenues in 2021 and is expected to remain the largest tumor segment in the foreseeable future.

Immuno-oncology agents, and the PD-1/PD-L1 class in particular, have shifted the treatment paradigm across a broad range of tumors, and across the continuum of cancer settings (metastatic to early stage). Clinical adoption of PD-1/PD-L1 therapies has been driven by the proven versatility of certain therapies within the class to be used as a monotherapy, as well as combination therapy with targeted agents such as tyrosine kinase inhibitors, chemotherapy, or other immunotherapy agents to achieve durable tumor responses and improved survival benefits, with acceptable toxicity profiles. The improved safety profile observed for approved PD-L1 therapies versus chemotherapy, enables these therapies to be used as a backbone therapy in a broad array of combination regimens.

UDENYCA Biosimilar

UDENYCA is a biosimilar to Neulasta, a long-acting granulocyte stimulating colony factor. We initiated United States sales of UDENYCA in January 2019, and in 2021 we recorded net sales of $326.6 million. According to Evaluate Pharma, the 2021 United States net sales for all pegfilgrastim products represented an estimated $2.1 billion. UDENYCA is currently approved by the FDA in a PFS presentation. PFS products currently account for approximately 50% of the overall pegfilgrastim market. The remaining 50% is held by Neulasta Onpro®, an OBI presentation of pegfilgrastim owned by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). We plan to submit a prior approval supplement seeking marketing authorization for our OBI presentation of UDENYCA. If approved, an OBI presentation could potentially expand the UDENYCA market opportunity to the remaining pegfilgrastim market.

Bevacizumab (Avastin) Biosimilar

In January 2020, we acquired the right to commercialize Innovent’s Avastin biosimilar candidate in the United States and Canada. Avastin is a recombinant humanized monoclonal antibody that selectively binds circulating vascular endothelial growth factor (“VEGF”), thereby inhibiting the binding of VEGF to its cell surface receptors. This inhibition leads to a reduction in microvascular growth of tumor blood vessels and thus limits the blood supply to various types of tumor tissues. Avastin was first approved in 2004 by the FDA for combination use with standard chemotherapy for metastatic colon cancer for the treatment of metastatic colorectal cancer, non-small cell lung cancer, metastatic kidney cancer, advanced cervical cancer, platinum-resistant ovarian cancer and recurrent glioblastoma.

United States net sales for Avastin and Avastin biosimilars were reported to be approximately $2 billion in 2021.

JS006 Opportunity

In January 2022, we initiated the process for the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences, expanding our 2021 immuno-oncology collaboration agreement. TIGIT-targeted antibodies have emerged as a promising novel immuno-oncology agent that can potentially be used in combination with PD-1/PD-L1 agents and have the potential to improve upon the durable clinical antitumor activity of current PD-1/PD-L1 regimens. Moreover, a TIGIT-targeted antibody and PD-1/PD-L1 combination, if successfully developed and approved, could be practice changing in numerous tumor settings by providing a chemotherapy free option, potentially improving upon the safety profile of current regimens. Our current hypothesis is that the TIGIT class of agents could be effective in the same tumor types and settings where PD-1/PD-L1 therapies have proven efficacy, but with a potentially better safety profile than chemotherapy containing PD-1/PD-L1 regimens, and as such, the market potential for this class of agents could be as large, or larger, than that of PD-1/PD-L1 therapies.

Immunology Franchise Market Opportunity

YUSIMRY

YUSIMRY is a biosimilar of Humira, a monoclonal antibody that can bind to TNF, thereby inhibiting the known effect of this substance as a potent mediator of inflammation. YUSIMRY thus provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, psoriatic arthritis, juvenile idiopathic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis.

United States net revenues of Humira were reported by AbbVie to be approximately $17.3 billion in 2021. Our settlement and license agreements with AbbVie grant us global, non-exclusive worldwide rights under AbbVie’s intellectual property to manufacture and commercialize YUSIMRY starting on July 1, 2023.

Ophthalmology Franchise Market Opportunity

CIMERLI

In November 2019, we in-licensed United States commercial rights to Bioeq’s ranibizumab (Lucentis) biosimilar. Lucentis is a monoclonal antibody fragment (Fab) created from the same parent mouse antibody as bevacizumab and produced through a microbial culture. It blocks angiogenesis by inhibiting vascular endothelial growth factor A. Lucentis is approved in the United States for indications including wet AMD, macular edema following retinal vein occlusion, and diabetic retinopathy.

United States net revenues of Lucentis were reported by F. Hoffman-La Roche Ltd. (“Roche”) to be approximately $1.5 billion in 2021.

Deprioritized pipeline programs

We are currently seeking strategic alternatives for CHS-131, a PPARγ small molecule clinical candidate being evaluated for the treatment of NASH.

In February 2021, we announced discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward the development of immuno-oncology assets including toripalimab.

Sales and Marketing

Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

If we are successful in gaining approval of toripalimab and our other immuno-oncology assets or of our bevacizumab biosimilar, we believe we have the potential to efficiently integrate these new products into our existing oncology commercial infrastructure. For example, we project that our current field footprint is sufficiently organized to successfully launch toripalimab, if approved, in NPC and can scale as needed as new indications are approved.

Similarly, for our ophthalmology franchise, we anticipate that the number of accounts to drive 90% of sales volume is approximately one-third that of the oncology supportive care market. As a result, we anticipate a relatively small incremental investment in additional sales force will be needed to address the ophthalmology marketplace.

For the expected launch of CIMERLI, if approved, we intend to build a dedicated sales and key account team who will focus on the approximately 3,000 retinal specialists practicing in the United States today. Market access support will come from our existing payor and field reimbursement managers, and our Coherus Complete® patient services hub will scale to support the needs of CIMERLI customers.

For the planned launch of YUSIMRY, we believe that payor coverage policies and formularies will dictate provider access to both Humira and adalimumab biosimilars and that a combination of factors will influence formulary decision making. Examples of these include but are not limited to, list price, discounts and rebates, product formulation, supply guarantees, and timing of market entry. We intend to leverage our deep and established commercial experience in market segmentation, pricing and contracting, market access (dedicated payor team, key account teams, field-based reimbursement specialists, and Coherus Complete patient services HUB) to compete upon market entry. We are also scaling our digital and remote-based selling capabilities in order to drive share of voice and product pull-though in markets where formulary acceptance is achieved.

For a discussion of risks related to sales and marketing, please see “Risk Factors—Risks Related to Launch and Commercialization of our Products and our Product Candidates.”

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

Competition

While we believe that our biologics platform, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources. We operate in a highly competitive environment. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies commercializing and developing immuno-oncology and biosimilar products that would compete with our products and the product candidates in our pipeline.

Toripalimab, if approved, will enter a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), and Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi S.A. (“Sanofi”), and Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”). In addition to toripalimab, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis International AG (“Novartis”)), GlaxoSmithKline and Innovent (in collaboration with Eli Lilly and Company (“Eli Lilly”)).

UDENYCA faces competition in the United States from Amgen, Viatris Inc. (“Viatris”), Mylan N.V. (“Mylan”), Sandoz International GmbH (“Sandoz”), and Pfizer, and may face competition from Amneal Pharmaceuticals, Inc. (“Amneal”), Fresenius Medical Care AG & Co. KGaA (“Fresenius”) and Spectrum Pharmaceuticals, Inc. (“Spectrum”) each of which has announced the development of a pegfilgrastim biosimilar.

YUSIMRY, following our planned launch, may face competition in the United States from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis Co., Ltd. (“Samsung Bioepis”) (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (“Biocon”) (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate.

Innovent’s bevacizumab (Avastin) biosimilar candidate, if approved, may face competition in the United States from Genentech, the holder of rights to Avastin, as well as Amgen (MvasiTM (bevacizumab-awwb)) and Pfizer (ZirabevTM (bevacizumab-bvzr)), each of which have initiated the commercial launch of an Avastin biosimilar. We may also face competition from several other companies with Avastin biosimilar candidates in development or in registration, including Sandoz (BAT1706), Celltrion, Inc. (CT-P16), Amneal (AlymsysTM), Organon & Co. (Aybintio SB8-biosimilar-bevacizumab) and Viatris.

CIMERLI, if approved, may face competition in the United States from Roche/Genentech (the manufacturer of Lucentis, Vabysmo and SusvimoTM). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis, and Xbrane Biopharma AB (“Xbrane”) (in collaboration with STADA Arzneimittel AG (“STADA”) and Bausch & Lomb Incorporated (“Bausch & Lomb”)) have each disclosed the development of a Lucentis biosimilar candidate.

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

Collaboration and License Agreements

Distribution Agreement with Orox Pharmaceuticals B.V. (“Orox”)

In December 2012, we entered into a distribution agreement with Orox, for the commercialization of biosimilar versions of our internally developed biosimilars. Under this agreement, we granted to Orox an exclusive license to commercialize UDENYCA in Latin America, except Brazil and Argentina, and YUSIMRY and CHS-0214 (our etanercept (Enbrel®) biosimilar candidate, for which we discontinued development in 2020) in Latin America, except Brazil. Under this agreement, Orox has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox.

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

License Agreement with Selexis SA (“Selexis”)

In June 2012, we entered into a license agreement with Selexis, under which Selexis granted to us royalty-bearing, non-exclusive, sublicensable licenses under Selexis’s intellectual property rights to manufacture, use and commercialize one of our biosimilar products using Selexis cell lines. In consideration for the rights granted to us under the agreement, we made cash upfront payments to Selexis and are required to make payments based upon the achievement of certain development, regulatory and commercial milestones for such biosimilar product, totaling up to €210,000 for this product. In addition, we are also required to pay a royalty as a percentage of revenue on a product-by-product and country-by-country basis in the low-single digits.

We may terminate this agreement at any time upon 60 days written notice to Selexis. Either we or Selexis may terminate the agreement for any material breach by the other party that is not cured within a specified time period or in the event of the other party’s insolvency. Absent earlier termination, the agreement with Selexis terminates on a country-by-country and product-by-product basis on the expiration of the last-to-expire or lapse of the valid patent claims covering such product in such country.

Settlement and License Agreements with AbbVie

In January 2019, we entered into three settlement and license agreements with AbbVie that grant Coherus global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolve all pending disputes between the parties related to our adalimumab biosimilar. Under the United States settlement, our license period in the United States commences on July 1, 2023.

Settlement and License Agreements with Pfizer

In October 2019, we entered into a license and settlement agreement with Pfizer relating to Coherus’ patents and applications for patents directed to Humira (adalimumab) formulations.

License Agreement with Bioeq

In November 2019, we entered into a license agreement (the “Bioeq Agreement") with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed

Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to us the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith.

Under the Bioeq Agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and we must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, we must commit certain pre-launch and post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the Bioeq Agreement. The development, manufacturing, and commercialization of the Bioeq Licensed Products in the United States is governed by a governance committee as described in more detail in the Bioeq Agreement.

We paid Bioeq an upfront payment of €5.0 million and a milestone payment of €5.0 million in 2019. Additionally, following milestone target dates that expired on or prior to December 31, 2021, our obligation to pay Bioeq milestone payments in connection with the achievement of such development and regulatory milestones with respect to the Bioeq Licensed Products in the United States reduced from an aggregate of up to €25.0 million to €12.5 million. We will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range.

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

CIMERLI demonstrated similar binding and bioactivity as ranibizumab (Lucentis) and met its primary endpoint in a wet AMD Phase 3 study. At the request of a national European health authority addressed to Bioeq’s drug substance contract manufacturer, the manufacturer moved a piece of processing equipment to a different location within the same site after the production of the Bioeq ranibizumab biosimilar candidate qualification batches was completed. In February 2020, the FDA requested additional manufacturing data for the equipment in its new location in the context of its review of the Section 351(k) BLA, and Bioeq withdrew its BLA. During the first quarter of 2021, Bioeq received pre-BLA feedback from the FDA on the requested manufacturing data, and Bioeq subsequently resubmitted its Section 351(k) BLA during 2021 which the FDA accepted for filing in October 2021. The FDA has set a Biosimilar User Fee Act action date for August 2, 2022, and, if approved, we plan to launch CIMERLI in the United States in 2022.

License Agreement with Innovent

In January 2020, we entered into the Innovent Agreement for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (the “bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the Innovent Agreement, Innovent granted us an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin. We also acquired an option for twelve months to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory. Subject to the terms of the Innovent Agreement, we may exercise our option within 12 months of receiving certain regulatory materials from Innovent. Following our option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product and Innovent would grant us an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan.

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

We paid Innovent an upfront payment of $5.0 million and a milestone payment of $2.5 million in 2020. Additionally, we are obligated to pay Innovent an aggregate of up to $37.5 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if we exercise our option to license Innovent’s rituximab biosimilar, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. We will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If we exercise our option, we would be required to pay an option exercise fee of $5.0 million. Subject to the terms of the Innovent Agreement, if we request Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, we would be required to pay up to $10.0 million for fees related thereto.

For the bevacizumab Licensed Product, the initial term continues in effect for ten years after the effective date of the Innovent Agreement, and thereafter renews for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. For the rituximab Licensed Product, the initial term would continue in effect for ten years after the effective date of the option effective date and thereafter would renew for successive two-year periods upon mutual agreement by the parties, unless otherwise terminated in accordance with its terms. Either party may terminate the Innovent Agreement for the other party’s material breach that is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Innovent may terminate the Innovent Agreement if we undergo a change of control with a competitor of Innovent and does not assign the Innovent Agreement to a third party within a certain period of time. On an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement based on certain market conditions beginning 12 months after the first commercial sale of such Innovent Licensed Product with 18 months advance written notice. Also on an Innovent Licensed Product-by-Licensed Product basis, we may terminate the Innovent Agreement in certain circumstances of delays, or anticipated delays, in the achievement of regulatory approval of such Innovent Licensed Product in the United States, if we receive certain adverse regulatory feedback from the FDA for such Innovent Licensed Product, or if we receive written FDA meeting minutes indicating that the FDA recommends an additional Phase 3 clinical trial efficacy comparability study to support the regulatory approval of such Innovent Licensed Product in the United States. The bevacizumab Licensed Product demonstrated PK bioequivalence and showed equivalent clinical efficacy to Avastin in a non-small cell lung carcinoma Phase 3 study.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration”).

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody JS006 and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In January 2022, we took steps that we expect will result in the payment to Junshi Biosciences of an additional $35.0 million upon the closing of the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada. We will lead further development of JS006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $39.4 million in the consolidated statement of operations for year ended December 31, 2021, and had $1.9 million recorded in accrued and other current liabilities on the consolidated balance sheets as of December 31, 2021 related to the co-development, regulatory and technology transfer costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2021, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The $35.0 million payment for the option to license JS006 will be reflected in our first quarter 2022 financial statements. The additional milestone payments, option fees and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statement of operations for the year ended December 31, 2021.

Intellectual Property

Our commercial success depends in part on our ability to avoid infringing the proprietary rights of third parties. Additionally, our commercial success may depend on our ability to obtain and maintain proprietary protection for our technologies where applicable and to prevent others from infringing our proprietary rights. We seek to protect our proprietary technologies by, among other methods, filing United States and international patent applications on these technologies, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (“USPTO”) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

In the normal course of business, we pursue patent protection for inventions related to our product candidates. Each patent family includes United States patent applications and/or issued patents, and some include foreign counterparts to certain of the United States patents and patent applications. Our patent portfolio includes issued or pending claims directed to formulations, methods of manufacturing biological proteins, and drug products and devices, including their methods of use and methods of manufacture.

For a discussion of risks related to our proprietary technology and processes, please see “Risk Factors — Risks Related to Intellectual Property.”

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States, the E.U. and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future. A country’s regulatory agency, such as the FDA in the United States and the EMA or the European Commission for the E.U., must approve a drug before it can be sold in the respective country or countries. The general process for biosimilar approval in the United States is summarized below. Many other countries, including countries in the E.U., have similar regulatory structures.

FDA Approval Process for Drugs and Biologics

Our current product candidates are subject to regulation in the United States by the FDA as biological products or as drug product candidates. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending BLA or NDA, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

The process required by the FDA before a new biologic or drug may be marketed in the United States is long, expensive and inherently uncertain. Biologic and drug development in the United States typically involves the completion of preclinical laboratory and animal tests in accordance with good laboratory practices (“GLP”), the submission to the FDA of an IND application, which must become effective before clinical testing may commence, the performance of adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic or drug for each indication for which FDA approval is sought in compliance with good clinical practice (“GCP”) requirements, the submission to the FDA of an original BLA under Section 351(a) of the PHSA (“original BLA”) or an NDA, as appropriate, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced, and FDA approval and review of the original BLA or NDA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients with the condition under investigation, all under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP requirements, which are designed to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on United States patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

Human clinical trials for novel drugs and biologics are typically conducted in three sequential phases that may overlap or be combined.

●	Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-

threatening diseases, such as cancer, especially when the product candidate may be inherently to toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
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

Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of such “Phase 4” clinical trials.

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

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Additionally, for both NDA and BLA products, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under the PDUFA as amended, each original BLA or NDA must be accompanied by a significant user fee. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews an original BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any original BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the original BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the original BLA or NDA. The FDA reviews the original BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for Priority Review, six months after the FDA accepts the application for filing. A BLA or NDA is eligible for Priority Review if the product if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. In both standard and Priority Reviews, the review process may also be extended by FDA requests for additional information or clarification.

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

The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an original BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. After the FDA evaluates an original BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional clinical trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the original BLA or NDA does not satisfy the criteria for approval.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar under Section 351(k)

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

In addition, an application submitted under the Section 351(k) pathway must include information demonstrating that:

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

Biosimilarity is defined to mean that the proposed biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, a biosimilar may also be determined to be “interchangeable” with the reference products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

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

The submission of an application via the Section 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are incomplete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Amendment of 2017 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies to demonstrate such biosimilarity under Section 351(k) or submit an original BLA for licensure as a new biological product under Section 351(a) of the PHSA.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the Section 351(k) pathway for four years from the date of first licensure of the reference product. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block the Section 351(k) BLA from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

FDA Regulation of Combination Products

Certain products or product candidates, such as the OBI presentation of UDENYCA we are developing, may be composed of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product composed of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	two or more separate products packaged together in a single package or as a unit and composed of drug and device products, device and biological products, or biological and drug products;
●	a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FFDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a biologic primary mode of action generally would be reviewed and approved pursuant to the biologic licensure processes under the PHSA. In reviewing the BLA or Section 351(k) BLA for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, purity, potency, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System regulations applicable to medical devices.

Advertising and Promotion

Once an NDA, original BLA, or Section 351(k) BLA is approved, a product will be subject to continuing post-approval regulatory requirements, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these regulations can result in significant penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and federal and state civil and criminal investigations and prosecutions.

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

Additionally, federal civil and criminal false claims laws, including the civil False Claims Act, prohibit knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and additional penalties for “knowing failures.” Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of UDENYCA and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. A significant portion of our sales are subject to substantial discounts to list price, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. Decreases in third-party reimbursement for UDENYCA or other products for which we receive regulatory approval or a decision by a third-party payer to not cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

Government Price Reporting

Medicaid is a joint federal and state program for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with Average Sales Price (“ASP”) information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements.

Healthcare Reform

The United States federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry, including legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing. For more information, see “Risk Factors – Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.”

Environment

We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. The regulatory landscape continues to evolve, and we anticipate additional regulations in the near future. Laws and regulations are implemented and under consideration to mitigate the effects of climate change mainly caused by greenhouse gas emissions. Our business is not energy intensive. Therefore, we do not anticipate being subject to a cap and trade system or other mitigation measure that would materially impact our capital expenditures, operations or competitive position. The building where our headquarters is located in Redwood City, California, has been awarded LEED Gold Certification from the United States Green Building Council.

Human Capital Management

As of December 31, 2021, we had 332 employees. All were located in the United States and none of our employees are represented by a labor union. We have not experienced any work stoppages and believe we have good relations with our employees and contractors. Our guiding principles are anchored on the goals of being able to recruit, incentivize, retain and integrate talented employees who can develop, implement, and drive long-term value creation strategies.

Compensation and Benefits

We believe our base wages and salaries are fair and competitive with the external labor markets in which our employees work and are reviewed on a regular basis. We offer incentive programs that provide cash bonus opportunities to encourage and reward participants for our achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to eligible employees to align such employees’ incentives with our long-term strategic objectives and the interests of our stockholders.

We also offer competitive benefits to our employees, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, dental and vision coverage, dependent care flexible spending accounts, a 401(k) plan with a company match, and an Employee Stock Purchase Plan. Additionally, we offer an Employee Assistance Program (“EAP”) that includes professional support for employees to balance the stress of personal and professional demands.

Inclusion and Diversity

People are a critical component of our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center of our business is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves. We believe that having a truly diverse workplace helps our company to achieve the best results, including by striving for diversity in terms of gender, ethnicity, nationality, disability status, and veteran status. We launched our Diversity and Inclusion Program to our employees in 2020 and intend to continue implementation of the program in 2022. As of December 31, 2021, ethnically diverse employees represented approximately 37% of our employees and women comprised 51% of our employees. We donate to non-profit organizations such as Life Science Cares, an organization focused on eliminating the impact of poverty on our neighbors. Our Chief Executive Officer also serves on the Board of Advisors of Life Science Cares.

Health and Safety

We are committed to a safe workplace for our employees and have implemented health and safety management processes, including training and awareness, into our operations. In response to the COVID-19 pandemic, we implemented additional safety measures for the protection of our employees, including work-from-home measures for applicable employees and additional cleaning and protective measures. We have provided complimentary COVID-19 testing and personal protective equipment (“PPE”) for our employees since June 2020 and continue to evaluate measures to keep our employees and other stakeholders safe as we work together. We are requiring all employees to be fully-vaccinated and to get their recommended booster shots as recommended by the United States Centers of Disease Control and Prevention.

Training, Development and Engagement

We have launched a training platform that provides a variety of training topics and offers management training to advance leadership skills. Through our online learning platform, we deliver a variety of required learning modules, including those modules tied to our Code of Business Conduct, sexual harassment and anticorruption policies, which are completed annually by all team members. In 2021, we began a formal employee engagement initiative seeking feedback from new team members during their first 90 days and will continue this program to ensure all team members have the resources they need to be successful and to give all employees the platform to share meaningful feedback to help improve our company.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the United States. See “Note 1. Organization and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part I, Item 1A “Risk Factors.”

We were incorporated in Delaware in September 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The Nasdaq Global Market under the symbol “CHRS.”

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find on our website at http://www.coherus.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We also periodically release press releases to the public that are also available on our website’s section entitled “News” which we use as a recognized channel of distribution. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation.

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

●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed, with multiple products either approved and not yet marketed or not approved and still early in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed, which could materially harm our business.
●	The commercial success of our existing products or any future products, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community, including clinicians who influence and create clinical guidelines that drive prescribing and product reimbursement.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab, CHS-201 and CHS-305, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and JS006, if approved, faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, JS006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Risk Factors

Investing in the common stock of a biopharmaceutical company, including one with significant international partnerships and multiple products in development, is a highly speculative undertaking and involves a substantial degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed, with multiple products either approved and not yet marketed or not approved and still early in development.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including a net loss of $287.1 million for the year ended December 31, 2021. However, while we did generate net income of $132.2 million and $89.8 million for the years ended December 31, 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of December 31, 2021, we had an accumulated deficit of $1.0 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We anticipate we will incur certain development and pre-commercial expenses for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. We also anticipate we will incur certain development and pre-commercial expenses for CIMERLI, which we licensed from Bioeq in November 2019, for the Avastin biosimilar candidate, which we licensed from Innovent in January 2020. Advancing these candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

For YUSIMRY, which is approved but not yet marketed, and if we obtain regulatory approval to market any other biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

Our expenses will increase substantially if and as we:

●	further develop our sales, marketing and distribution infrastructure for our current products and develop such infrastructure for new products once they are launched;
●	establish a sales, marketing and distribution infrastructure to commercialize any of our product candidates for which we may obtain marketing approval;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;

●	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation, and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

Further, the net loss or net income we achieve may fluctuate significantly from quarter-to-quarter and year-to-year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year due to factors including the timing of clinical trials, any litigation that we may initiate or that may be initiated against us, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder.

We continue to be dependent on the ability to raise funding. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of December 31, 2021, our cash and cash equivalents were $417.2 million. We expect that our existing cash and cash equivalents and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;

●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our long-term debt; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in our Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement referenced as Exhibit 10.31 to this Annual Report on Form 10-K. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, stay profitable or increase our net profits, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

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

Risks Related to Launch and Commercialization of our Products and our Product Candidates

The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting approval in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans may be delayed, which could materially harm our business.

Certain clinical trials supporting our regulatory strategies were conducted outside the United States in foreign countries such as China, and we or our collaborators in the future may choose to conduct one or more clinical trials or a portion of such clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We have a limited operating history in an emerging regulatory environment on which to assess our business.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products include UDENYCA, which is approved for commercialization in the United States and E.U. and YUSIMRY, which is approved for commercialization in the United States, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	toripalimab and JS006;
●	the on-body injector presentation of UDENYCA;
●	CIMERLI; and
●	Innovent’s bevacizumab (Avastin) biosimilar candidate.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA;
●	our ability to successfully launch and commercialize YUSIMRY;
●	competing against numerous current and future pegfilgrastim and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products our product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medical Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar or immuno-oncology competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar or immuno-oncology companies (including competition from large pharmaceutical companies entering the biosimilar market or possessing large established positions in the immuno-oncology market that may be able to gain advantages in the sale of biosimilar or immuno-oncology products based on brand recognition and/or existing relationships with customers and payers) and whether we own (or have partnered with companies owning) the commercial rights for that territory. If the market for our products and product candidates (or our share of that market) is not as significant as we expect, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our products, our business may suffer.

The commercial success of our products or product candidates, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	for our immuno-oncology product candidates, our ability to compete in a competitive immuno-oncology market that may differ from the biosimilar market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	for our biosimilar product candidates, the possibility that a competitor may achieve interchangeability and we may not;
●	relative convenience, ease of administration and any real or perceived benefit from administration at home as opposed to in the clinic;

●	for our biosimilar products, the extent to which our product may be more similar to the originator product than competing biosimilar product candidates;
●	policies and practices governing the naming of biosimilar product candidates;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our products or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our products and product candidates, if approved;
●	the price at which we sell our products;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA, and the market acceptance of YUSIMRY, once launched, any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

The future commercial success of toripalimab, JS006 and any other immuno-oncology product candidates, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. We may have little or no success making this strategic transition if there is difficulty hiring and retaining employees with expertise in both biosimilar and immuno-oncology products, managing our licensing relationship with our partner for toripalimab and JS006, regulatory differences between biosimilars and immuno-oncology products and other factors.

Our acquisition of toripalimab and steps we have taken to acquire JS006 represented a significant strategic shift for our company from a historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. Pivoting in this manner requires hiring and retaining new employees with expertise across multiple therapeutic areas, particularly immuno-oncology, in a highly competitive global market for talent. In addition, our strategic transition requires us to rely heavily on our licensing relationship with Junshi Biosciences, our partner for toripalimab. A bilateral relationship involves significant risks, including those discussed below in the Risk Factor titled “we are dependent on Junshi Biosciences, Bioeq, Innovent and Orox for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.” We have managed in a highly complex regulatory environment for biosimilars in the past where approval from the FDA primarily requires a demonstration that our product shows biosimilarity with the reference product. However, with our strategic shift to operating in both the biosimilar and immuno-oncological spaces, we must still maintain regulatory expertise within the biosimilar area while also building capabilities in the immuno-oncology market. FDA regulation of immuno-oncology product candidates like toripalimab is different than for biosimilars because we must demonstrate the safety, purity and efficacy of the product candidate to the satisfaction of the FDA rather than relying on the safety and efficacy data of the reference product and demonstrate biosimilarity. This process of generating acceptable safety and efficacy data from clinical trials represents a relatively new approach for our company, so it involves more execution risk for us than for biosimilars where we have many years of experience advancing product candidates. If we fail to successfully manage the transition of our focus on biosimilars to our new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business it will materially and adversely affect our financial results.

The third-party coverage and reimbursement status of our products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Pricing, coverage and reimbursement of our products, or any of our product candidates, if approved, may not be adequate to support our commercial infrastructure. The prices required to successfully compete may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and commercial payers are essential to enable provider/patient access to our products and our patient support services must be sufficiently scaled to meet the needs of patients receiving our products. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, or become unavailable, we may not be able to successfully commercialize our products or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

Effective January 2019, the CMS assigned a product specific Q-Code to UDENYCA, which is necessary to allow UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Code assigned by CMS for UDENYCA, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

Outside of the United States, pharmaceutical businesses are generally subject to extensive governmental price controls and other market regulations. We believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Increasing efforts by governmental and third-party payers in the United States and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our products or any of our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. We expect to experience pricing pressures in connection with the sale of our products and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.

Our products and our product candidates, even If approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, original BLA, Section 351(k) BLA or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, China or other foreign countries.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has periodically shut down and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including  in China where we partner with Junshi Biosciences for toripalimab, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to COVID-19

Our business, financial condition, results of operations and growth could continue to be harmed by the effects of the COVID-19 pandemic and other viral pandemics.

We are subject to risks related to public health crises such as the global pandemic associated with the COVID-19 pandemic. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, competitive position, clinical trials and preclinical studies, including, but not limited to:

●	decreased sales of our products;
●	our ability to compete with Neulasta Onpro® during the period of time when the UDENYCA on-body injector is not approved and is not commercially available if a large number of patients demonstrate a preference to administer medication at home due to COVID-19, other viral pandemics, convenience or other factors;
●	our ability to maintain or expand the commercial use of our products due to, among other factors, healthcare providers, payers and patients not utilizing or adopting our products due to resources being strained or otherwise focused on the COVID-19 pandemic and our sales team efficacy in selling our products being limited due to such strained resources or other factors such as travel restrictions;
●	fewer individuals undertaking or completing cancer treatments, or participating in clinical trials, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
●	our third-party contract manufacturers and logistics providers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of our products or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by foreign, federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines;
●	limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness or fear of sickness of employees or their families; and
●	negative impact from government orders, quarantines and similar government orders and restrictions.

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all of Neulasta’s dosage forms, achieve a successful launch of new products, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the full rollout of COVID-19 vaccines and booster doses has suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant and the omicron variant, could cause the COVID-19 pandemic to last longer or be more severe than expected. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

While the long-term economic impact and the duration of the COVID-19 pandemic or other viral pandemics may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and our notes. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value of our notes and our common stock.

Risks Related to Competitive Activity

Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and JS006, if approved, face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

We operate in highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have demonstrated the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as an ability to effectively commercialize, market and promote approved products. Numerous companies, universities and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors are large, experienced multinational pharmaceutical and biotechnology companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, legal, governmental affairs, manufacturing, personnel, marketing resources, and the benefits of mergers and acquisitions.

UDENYCA faces competition in the United States from Amgen, Mylan (with partner Biocon), Sandoz, Pfizer, and may face competition from Amneal and Fresenius, companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen with collaborator Samsung Bioepis, and Xbrane (in collaboration with STADA and Bausch & Lomb) have each disclosed the development for a Lucentis biosimilar candidate.

Our bevacizumab (Avastin) biosimilar candidate licensed from Innovent may face competition in the United States from Genentech (the manufacturer of Avastin) as well as Amgen and Pfizer, each of which have initiated the commercial launch of an Avastin biosimilar.

Similarly, YUSIMRY may face competition from AbbVie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim, Amgen, Sandoz and Samsung Bioepis. Boehringer Ingelheim’s biosimilar was approved as interchangeable of Humira which means that pharmacists may provide it instead of Humira without a specific prescription. There is no guarantee that YUSIMRY will be approved as interchangeable. There are a number of adalimumab biosimilar products that have been approved by the FDA in the United States, and Fujifilm and Fresenius have each received approvals for Humira biosimilars. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States when we launch it as planned in July 2023.

Toripalimab and JS006 may face competition from Merck, BMS, Novartis, AstraZeneca, Pfizer, Eli Lilly, Regeneron, EQRx, Inc. and others who currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States.

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

Additionally, many manufacturers of originator products have increasingly used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

●	settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
●	submitting Citizen Petitions to request the FDA Commissioner to take administrative action with respect to prospective and submitted biosimilar applications;
●	appealing denials of Citizen Petitions in United States federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
●	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
●	attempting to influence potential market share by conducting medical education with physicians, payers, regulators and patients claiming that biosimilar products are too complex for biosimilar approval or are too dissimilar from originator products to be trusted as safe and effective alternatives;
●	implementing payer market access tactics that benefit their brands at the expense of biosimilars;
●	seeking state law restrictions on the substitution of biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;
●	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
●	seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;
●	obtaining new patents covering existing products or processes, which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
●	influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

Our products and our product candidates, if approved, could face price competition from other products or biosimilars of the same reference products for the same indication. This price competition could exceed our capacity to respond, detrimentally affecting our market share and revenue as well as adversely affecting the overall financial health and attractiveness of the market for the biosimilar.

Competitors in the biosimilar market have the ability to compete on price through PBMs, payers and their third-party administrators, IDNs and hospitals who exert downward pricing pressure on our price offerings. It is possible our biosimilar competitors’ compliance with price discounting demands in exchange for market share or volume requirements could exceed our capacity to respond in kind and reduce market prices beyond our expectations. There could be similar price competition in the immuno-oncology market that could adversely affect our results in the future. Such practices may limit our ability to increase market share and may also impact profitability.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, less costly, easier to administer or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Our competitors may have products that are easier to administer than our products, which could adversely affect our results, such as due to the observed trend that a large number of patients demonstrate a preference to administer medication at home due to COVID-19 or other factors. Biosimilar or immuno-oncology product candidates developed by our competitors may render our potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

If other biosimilars of bevacizumab (Avastin), ranibizumab (Lucentis) or adalimumab (Humira), are approved and successfully commercialized before our product candidates and products for these originator products, our business would suffer. If other competitors to toripalimab are approved and successfully commercialized before our product candidates and products for these originator products, our business would suffer.

Approvals have already been obtained and we expect additional companies to continue to seek approval to manufacture and market biosimilar versions of Avastin, Lucentis or Humira. Similarly, there are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other biosimilars of these branded biologics are approved and successfully commercialized before our biosimilar products and product candidates and if other competitors to toripalimab are successfully commercialized before our product candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar products and product candidates may suffer.

Originator companies may develop improved versions of a reference product as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a new or supplemental BLA submitted to the applicable regulatory authority. Should the originator company succeed in obtaining an approval of an improved biologic product, it may capture a significant share of the collective reference product market in the applicable jurisdiction and significantly reduce the market for the reference product and thereby the potential size of the market for our biosimilar products and product candidates. In addition, the improved product may be protected by additional patent rights that may subject our follow-on biosimilar to claims of infringement.

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. External developments such as the COVID-19 pandemic can also result in changing preferences for convenient forms of administration of products that may impact our business. As new products are approved that compete with the reference product to our biosimilar product candidates, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share or experience limited market potential for our approved biosimilar products or product candidates, and the value of our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

Any product candidates for which we intend to seek approval as original biologic products may face competition sooner than anticipated.

Our development of novel biologic product candidates, such as toripalimab, subjects us to additional risks relating to biosimilar competition. In particular, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

We believe that any of our future product candidates approved under an original BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Risks Related to Our Ability to Hire and Retain Highly Qualified Personnel

We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, product development and scientific personnel, our business will suffer.

We are highly dependent on the principal members of our management and scientific and technical staff. The loss of service of any of our management or key scientific and technical staff could harm our business. In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, product development and scientific personnel. If we are not able to retain our management, particularly our President and Chief Executive Officer, Mr. Lanfear, and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel and to the extent our stock price declines or stays steady over time our equity compensation packages may not provide the retention and motivation incentive that we believe it should. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We will need to expand our organization, particularly due to the transition of our strategy from a biosimilars business to a company using cash flows from our commercial biosimilars portfolio to fund our immuno-oncology pipeline,  and we may experience difficulties in managing this transition and associated growth, which could disrupt our operations.

As of December 31, 2021, we had 332 employees. As our development and commercialization plans and strategies develop and evolve with our new corporate focus, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources, particularly those with expertise in immuno-oncology. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Reliance on Third Parties

We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party contract research organizations (“CROs”) to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, good clinical practices (“GCP”), and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are dependent on Junshi Biosciences, Bioeq, Innovent and Orox for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have an exclusive license from Junshi Biosciences to develop and commercialize toripalimab in the United States and Canada. We have an exclusive license from Bioeq to commercialize CIMERLI in the United States. We have an exclusive license from Innovent to develop and commercialize Innovent’s bevacizumab (Avastin) biosimilar in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products as well as, in the case of Innovent, the necessary regulatory data to submit a Section 351(k) BLA for Innovent’s bevacizumab candidate in the United States and Canada.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA and YUSIMRY in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA, also excluding Argentina).

Our licenses with Junshi Biosciences, Bioeq, Innovent, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

●	our existing and potential collaboration partners may fail to provide sufficient amounts of commercial products, including because of import restrictions, or they may be ineffective in doing so;
●	our existing and potential collaboration partners may fail regulatory inspections which may preclude or delay the delivery of commercial products;
●	our existing and potential collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;

●	our existing and potential licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
●	our existing and potential licensees and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners and/or adversely affect perception of us in the business and financial communities; and
●	our existing and potential licensees and collaboration partners may choose to pursue alternative, higher priority programs, which could affect their commitment to us.

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

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error;
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced, and potentially exacerbated by climate change; and
●	disruption of supply chains for critical and specialized raw materials, delays in regulatory inspections of manufacturing and testing facilities, and reduced manufacturing capacities created by global events such as the COVID-19 pandemic.

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

For our products and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma for long-term commercial manufacturing of UDENYCA. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additional delays could occur due to the direct or indirect effects of the COVID-19 pandemic. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners, or our contract manufacturers must supply all necessary documentation in support of a Section 351(k) BLA, original BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. If we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to obtain regulatory approval for our biosimilar products.

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

Given the challenges caused by the inherent variability in protein production, we may not be successful in developing our biosimilar products if regulators conclude that we have not achieved a sufficient level of biosimilarity to the originator product, or that the processes we use are unable to generate our products within an acceptable range of variability.

Risks Related to Adverse Events

Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, use of our products or our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

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

Our commercial success depends in large part on avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our products and our product candidates, including our in-licensed biosimilar candidates, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each and every patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions, which do not require publication of patent applications until 18 months after filing. Moreover, some United States patents may issue without any prior publication in cases where the patent applicant does not also make a foreign filing. We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the United States Magistrate Judge

issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the United States Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. On November 30, 2020, the District Court issued an order denying the Company’s motion.

On January 24, 2019, we entered into settlement and license agreements with AbbVie, that grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize CHS-1420, our proposed adalimumab (Humira) biosimilar. The global settlements resolve all pending disputes between the parties related to CHS-1420. Under the United States settlement, our license period in the United States commences on July 1, 2023.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta. Senior members of our commercial team who will be responsible for any launch of our Neulasta biosimilar formerly held positions at Amgen. Our board of directors and scientific advisory board include members who were former employees of Genentech, Amgen and Abbott Laboratories. Although we have procedures in place to try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but the Company will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

The BPCIA created an elaborate and complex patent dispute resolution mechanism for biosimilars that, if we choose to implement it, could prevent us from launching our product candidates in the United States or could substantially delay such launches. However, even if we elect not to implement this mechanism, the launch of our products in the United States could still be prevented or substantially delayed by intellectual property disputes with originator companies that market the reference products on which our biosimilar products are based.

The BPCIA establishes a patent disclosure and briefing process between the biosimilar applicant and the originator that is demanding and time-sensitive. While certain aspects of this process are still being tested in the federal courts, the United States Supreme Court, as discussed further below, ruled in 2017 that this process is not mandatory, such that a biosimilar applicant may elect to engage in this process, but is not required to do so. The following is an overview of the patent exchange and patent briefing procedures established by the BPCIA for biosimilar applicants that elect to employ them:

1.	Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a Section 351(k) biosimilar applicant may elect to provide a copy of its application to the originator if it chooses to engage in the BPCIA patent exchange mechanism.
2.	Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator, which it believes could be asserted against the biosimilar applicant.
3.	Statement by the Biosimilar Applicant. Following the receipt of the originator’s patent list, the biosimilar applicant must state either that it will not market its product until the relevant patents have expired or alternatively provide its arguments that the patents are invalid, unenforceable or would not be infringed by the proposed biosimilar product candidate. The biosimilar applicant may also provide the originator with a list of patents it believes the brand-name firm could assert against the reference product.
4.	Statement by the Originator. In the event the biosimilar applicant has asserted that the patents are invalid, unenforceable or would not be infringed by the proposed follow-on product, the originator must provide the biosimilar applicant with a response within 60 days. The response must provide the legal and factual basis of the opinion that such patent will be infringed by the commercial marketing of the proposed biosimilar.
5.	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the brand-name firm must bring an action for patent infringement within 30 days.
6.	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.
7.	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.
8.	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion. The federal courts have not yet settled the issue as to when, or under what circumstances, the biosimilar applicant must provide the 180 notice of commercial marketing provided in the BPCIA.

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

A significant legal risk for a biosimilar applicant that pursues regulatory approval under the Section 351(k) regulatory approval route and also elects to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a Section 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product. However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch. Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching our biosimilar products.

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

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently only have two approved products: UDENYCA and YUSIMRY.

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, YUSIMRY received FDA approval but we still will not launch it until July 2023 due to our settlement agreement with AbbVie, and toripalimab is currently being evaluated in Phase 3 clinical trials. Other than certain PK bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

We, together with our collaboration partners, generally plan to seek regulatory approval to commercialize our product candidates in the United States, the E.U., and additional foreign countries where we or our partners have commercial rights. To obtain regulatory approval, we and our collaboration partners must comply with numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, and pricing and distribution of our product candidates. Even if we and our collaboration partners are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. For example, Innovent’s bevacizumab (Avastin) biosimilar product candidate has been developed principally in China, and the FDA may not agree that Innovent’s clinical development plan, even if successfully completed, will support submission of a Section 351(k) BLA. If we and our collaboration partners are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, in 2020 during FDA’s review of Bioeq’s Section 351(k) BLA for CIMERLI, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its Section 351(k) BLA for this candidate in order to provide the requested data and to resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA, which has received approval from the FDA and EMA, YUSIMRY, which has received approval from the FDA, and toripalimab, which is approved for use in China only, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an original BLA, an NDA, a Section 351(k) BLA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;
●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
●	the FDA may determine that the population studied in the clinical program may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval, or that conclusions of clinical trials conducted in a single country or region outside the United States may not be generalizable to the patient population in the United States;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required IRB approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

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

If other biosimilars of pegfilgrastim (Neulasta), bevacizumab (Avastin), ranibizumab (Lucentis) or adalimumab (Humira), are determined to be interchangeable and our biosimilar products and product candidates for these originator products are not, our business could suffer.

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

We cannot predict whether any of our biosimilar products and product candidates will meet regulatory authority requirements for approval not only as a biosimilar product but also as an interchangeable product in any jurisdiction. Furthermore, legislation governing interchangeability could differ by jurisdiction on a state or national level worldwide.

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

We are marketing UDENYCA in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel) (for which we discontinued development), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the United States.

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

Risks Related to Our Compliance with Applicable Laws

Healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the United States pharmaceutical industry. The ACA, among other things, modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel; expanded rebate payments under the MDRP to include utilization by individuals enrolled in Medicaid managed care organizations; added a provision to increase the Medicaid rebate for line extension drugs; established annual fees and taxes on manufacturers of certain branded prescription drugs; expanded the entities eligible for discounts under the Public Health Service 340B drug pricing program; and established the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has been the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Individual states in the United States have also proposed and enacted legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the E.U. or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the E.U., including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than E.U., law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most E.U. member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing E.U. and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and E.U., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives)), and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our products. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with Average Sales Price (“ASP”) information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the HRSA and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, a pharmaceutical manufacturer must also participate in VA FSS pricing program. Under the VA FSS program, we must report the Non-FAMP for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the

MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if  we are found to have made a misrepresentation in the reporting of ASP, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through December 31, 2021 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	the Covid-19 pandemic and other viral pandemics;
●	adverse results or delays in preclinical or clinical studies;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	difficulties in the implementation of the shift in our clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;
●	lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of December 31, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 59.4% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Our indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including funds for clinical development or to pursue future business opportunities;
●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We also recently entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve month net sales in an amount that begins at $200 million in the first quarter of 2022 and increases to $210 million for the quarter ended March 30, 2024 and increases to be as much as $300 million for the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of December 31, 2021, there were 76.9 million shares of common stock outstanding.

In addition, as of December 31, 2021, approximately 26.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2021, we reserved for future issuance under the 2016 Plan a total of 0.4 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

General Risk Factors

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (or “ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchange or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

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

Examples of submarine patents include Brockhaus, et al., United States patents 8,063,182 and 8,163,522 (controlled by Amgen), which are directed to the fusion protein in Enbrel. On July 1, 2020, the United States Court of Appeals for the Federal Circuit issued a decision that affirmed the lower court’s decision upholding the validity of these patents. As a result, we discontinued the development of CHS-0214 (our etanercept (Enbrel) biosimilar candidate).

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

In addition, changes to United States patent laws provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to prevent competitive products using our proprietary technology. Further, because patent applications in the United States and most other countries are confidential for a period of time, typically for 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013 or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications claiming the same invention are filed by different parties. A third party that files a patent application in the USPTO before we do, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from ”first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

While our biosimilar business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar product candidates and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third-party patents.

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

Additionally, as of January 1, 2021, we had to comply with the GDPR and the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the E.U. with respect to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	failure of the FDA to accept clinical trial data obtained by our product candidates in clinical trials in China, which could result in an inability to obtain acceptance or increased costs to pursue clinical trials in the United States;

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with Russia’s military intervention in the Ukraine in March 2014; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

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

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 8. “Financial Statements and Supplementary Data,” Note 8. “Commitments and Contingencies”.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. As of January 31, 2022, there were approximately 27 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on December 30, 2016  (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON CUMULATIVE TOTAL RETURN SINCE DECEMBER 30, 2016
Among Coherus Biosciences, Inc, the NASDAQ Biotech Index, and the NASDAQ Composite Index
350%
300%
250%
200%
150%
100%
50%
0%
2016
2017
2018
2019
2020
2021
Coherus BioSciences
Nasdaq NBI Index
Nasdaq Composite Index

Recent Sales of Unregistered Equity Securities

From January 1, 2021 through December 31, 2021, there were no sales or issuances of unregistered securities that were not otherwise reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2021.  A total of 1,296 shares were surrendered to Coherus in November 2021, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

This MD&A section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes two FDA-approved biologics. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, was launched commercially in the United States in January 2019. In December 2021, the FDA-approved YUSIMRY, formerly CHS-1420, our Humira biosimilar product, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. In addition to our two FDA-approved biologics, we also have two additional product candidates in the late stage of review with the FDA, toripalimab and CIMERLI, a Lucentis biosimilar candidate. The PDUFA action date for the toripalimab BLA is April 30, 2022, and if approved, we are planning to launch toripalimab in the United States following approval. In 2021, our partner Bioeq, submitted to the FDA a BLA for CIMERLI. The FDA has accepted the application for filing and set a target action date of August 2022. If approved, we expect CIMERLI commercial launch following approval, depending on importation timing with the United States Customs. We are also conducting a pharmacokinetic study to facilitate a potential Section 351(k) BLA seeking FDA approval for CHS-305, an Avastin biosimilar candidate. We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, supporting the successful commercialization of UDENYCA. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

2027 Term Loans

In January 2022, we entered into a Loan Agreement that provides for a senior secured term loan facility of up to $400.0 million (inclusive of a $100.0 million uncommitted additional facility amount) to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million to be funded no later than April 1, 2022, subject to the delivery of evidence of repayment, repurchase or redemption of indebtedness outstanding under our 8.2% Convertible Notes due March 2022 and certain customary deliverables; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at the our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. We have the right to request an uncommitted additional facility amount of up to $100.0 million. The 2027 Term Loans mature in 2027.

In January 2022, we used funds from the Tranche A Loan to voluntarily prepay all amounts outstanding under the 2025 Term Loan. (See “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for additional details). We expect to use proceeds from the Tranche B Loan to fully redeem the outstanding 2022 Convertible Notes due in March 2022.

Junshi Biosciences – TIGIT Option Exercises

In January 2022, we initiated the process for the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences, expanding our 2021 immuno-oncology collaboration agreement. We will lead further development of JS006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement.  Antibodies blocking TIGIT (T cell immunoglobulin and ITIM domain) have shown potential for enhanced anti-tumor activity in combination with PD-1/PD-L1 inhibitors. In preclinical studies, JS006 demonstrated strong binding affinity and inhibition of the TIGIT pathway. A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of JS006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has cleared an IND allowing clinical trials of JS006 in the United States, and we plan to advance toripalimab in combination with JS006 in a clinical trial in North America later in 2022.

JS006 has emerged as a promising novel immuno-oncology agent that can potentially be used in combination with PD-L1 agents to improve upon the durable clinical antitumor activity of current PD-L1 regimens. Moreover, a JS006 and PD-L1 combination could be practice changing in numerous tumor settings by providing a chemotherapy free option, thereby improving upon the safety profile of current regimens. Our current hypothesis is that the TIGIT class of agents could be effective in the same tumor types and settings where PD-L1 therapies have proven efficacy, but with a potentially better safety profile than chemotherapy containing PD-L1 regimens or a broader patient population, and as such, the market potential for this class of agents is likely to be as large, or larger, than that of PD-L1 therapies.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted globally by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the toripalimab BLA to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy and the FDA granted the BLA Priority Review with a target action date of April 30, 2022. We believe there is a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immmunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first line treatment of recurrent or metastatic NPC. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of NPC, mucosal melanoma soft tissue sarcoma, and esophageal cancer.

In addition to NPC, we plan to submit supplemental BLAs to the FDA for toripalimab within the next two years for the treatment of rare and highly prevalent cancers.

●	JS006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT. A number of preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy. Combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of JS006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has cleared an IND allowing clinical trials of JS006 in the United States, and we plan to advance toripalimab in combination with JS006 in a clinical trial in North America later in 2022.

●	UDENYCA is a biosimilar to Neulasta, a long-acting granulocyte colony stimulating factor (G-CSF). We launched UDENYCA commercially in the United States in January 2019 following approval by the FDA in November 2018. In 2021 we recorded net sales of UDENYCA of $326.6 million. We are also developing an additional presentation of UDENYCA: a proprietary OBI, in addition to the currently marketed pre-filled syringe presentation. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to UDENYCA PFS. We are planning a 2022 submission to the FDA of a prior approval supplement to seek marketing authorization for the UDENYCA OBI.
●	CHS-305, a bevacizumab (Avastin) biosimilar candidate. In January 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. We are conducting a three-way PK study using Avastin drug products from the United States, Avastin drug products from China and Innovent’s biosimilar to bevacizumab, as well additional analytical similarity exercises. We, together with our partner Innovent, are assessing the commercial feasibility of CHS-305.

Immunology

●	YUSIMRY (adalimumab-aqvh), is a biosimilar of Humira, a monoclonal antibody that can bind to TNF. YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc.

Ophthalmology

●	CIMERLI, formerly known as CHS-201, a ranibizumab (Lucentis) biosimilar candidate. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CHS-201, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and PFS presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CHS-201 in the field of ophthalmology (and any other approved labelled indication) in the United States.
●	Bioeq submitted a Section 351(k) BLA for CIMERLI to the FDA in the third quarter of 2021. The FDA has accepted the CIMERLI BLA for review and assigned an August 2022 target action date.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody JS006 and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In January 2022, we took steps that we expect will result in the payment to Junshi Biosciences of an additional $35.0 million upon the closing of the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada. We will lead further development of JS006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $39.4 million in the consolidated statement of operations for year ended December 31, 2021, and had $1.9 million recorded in accrued and other current liabilities on the consolidated balance sheet as of December 31, 2021 related to the co-development, regulatory and technology transfer costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2021, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The $35.0 million payment for the option to license JS006 will be reflected in our first quarter 2022 financial statements. The additional milestone payments, option fees and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, we entered into a Stock Purchase Agreement with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.0643, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability to be $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statement of operations for the year ended December 31, 2021.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and/or deadly variants, such as the Delta or omicron variants, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. Net revenues from sales of UDENYCA were $326.6 million and $475.8 million in 2021 and 2020, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and certain overhead costs. Prior to the second quarter of 2021, a portion of the costs of producing UDENYCA sold was expensed as research and development before the FDA approval of UDENYCA and therefore is not reflected in cost of goods sold. All the inventory expensed prior to approval of UDENYCA was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA are fully reflected in cost of goods sold beginning April 1, 2021. On May 2, 2019, we settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then.

For the years ended 2021 and 2020, cost of goods sold included write-offs for inventory that did not meet our acceptance criteria, net of credits received from the manufacturers, of $5.1 million and $2.2 million, respectively.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party CROs, and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities; and
●	upfront and milestone payments related to licensing and collaboration agreements.

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

Products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. For all the periods presented, we expensed manufacturing costs as incurred as research and development expense for products that had not been approved. We began to capitalize inventory costs associated with UDENYCA after receiving regulatory approval in November 2018.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Development Status as of	Year ended December 31,
(in thousands)	December 31, 2021	2021	2020
External costs incurred by product candidate:
UDENYCA	Approved (1)	$39,026	$14,008
YUSIMRY	Approved (2)	48,326	25,048
CHS-2020	Discontinued (3)	11,211	19,249
CHS-131	Discontinued (4)	343	1,470
Bevacizumab (Avastin) biosimilar product candidate licensed from Innovent	Pivotal Clinical Trials (5)	9,051	3,523
Toripalimab	Pivotal Clinical Trials (6)	43,368	—
Junshi Biosciences upfront payment and right of first negotiation fee		136,000	5,000
Innovent upfront and milestone based license fee payments		—	7,500
Other research and development expenses (7)		4,952	4,635
Internal costs		70,828	62,326
Total research and development expenses		$363,105	$142,759
(1)	Costs related primarily to the development of additional presentations of UDENYCA.
(2)	YUSIMRY, formerly CHS-1420, was approved by the FDA in December 2021.
(3)	We announced discontinuation of the development of CHS-2020 in February 2021.
(4)	We are currently seeking strategic alternatives for CHS-131 and development was discontinued in 2021.
(5)	A 3-way pharmacokinetics clinical trial must be successfully completed before BLA and prior approval supplement (“PAS”) filings can be submitted for approval.
(6)	The FDA has granted Priority Review for the toripalimab BLA, as well as Breakthrough Therapy Designation for toripalimab for the treatment of NPC, and set a PDUFA action date for April 30, 2022. Toripalimab is being evaluated in late-stage clinical trials for the treatment of a broad range of tumor types including cancers of the lung, nasopharynx, esophagus, stomach, bladder, breast, liver, kidney and skin. Within the next several years, if toripalimab is approved, we anticipate submitting BLA supplements for multiple additional indications, including for rare and more prevalent cancers.
(7)	Amount consists of costs for other pipeline candidates, including CIMERLI.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,
(in thousands)	2021	2020	Change
Net revenue	$326,551	$475,824	$(149,273)

The decrease in net revenue was primarily due to a decrease in the number of UDENYCA units sold and a decline in net realized price due to increased competition and COVID-19 impacts. Our net revenue and market penetration may continue to be adversely impacted by the COVID-19 pandemic and is subject to pricing trends and competitive dynamics in the overall pegfilgrastim market.

We expect our net revenue to decrease during 2022, as a result of increased competition for UDENYCA, with the potential for such decreases to be slightly offset by new product launches, if FDA approval is obtained.

Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2021	2020	Change
Cost of goods sold	$57,591	$37,667	$19,924
Gross margin	82%	92%

The increase in cost of goods sold was primarily because a portion of the costs of producing UDENYCA sold through the first quarter of 2021 was expensed as research and development prior to the FDA approval of UDENYCA and, therefore, was not reflected in the cost of goods sold. During the first quarter of 2021, the UDENYCA inventory with no inventory value was fully utilized, and since then cost of goods sold fully reflects per unit acquisition cost of UDENYCA. The cost basis of product sold that was expensed prior to approval, was $3.3 million and $21.1 million in 2021 and 2020, respectively. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin. In addition, cost of goods sold included write-offs for inventory that did not meet our acceptance criteria, net of credits received from the manufacturers, of $5.1 million and $2.2 million in 2021 and 2020, respectively. The increase in cost of goods sold was partially offset by a reduction in the number of units of UDENYCA sold in 2021 compared to 2020, which also resulted in lower royalty costs of $7.3 million.

We expect our gross margin to decrease during 2022 as a result of declining net realized price per unit sold and higher average annual costs per unit sold due primarily to the transition in the first quarter of 2021 from inventory with manufacturing costs that were partly recognized as research and development expenses prior to the regulatory approval of UDENYCA.

Research and Development Expense

	Year Ended December 31,
(in thousands)	2021	2020	Change
Research and development	$363,105	$142,759	$220,346

The increase in research and development expense was primarily due to:

●	higher license fees in 2021, including $145.0 million in expense pursuant to the Collaboration Agreement with Junshi Biosciences which was partially offset by a $9.0 million credit related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement, as compared to 2020 which included $7.5 million paid to Innovent in upfront and milestone-based license fees and $5.0 million paid to Junshi Biosciences as a Right of First Negotiation fee;
●	an increase of $43.4 million of co-development, regulatory, and technology transfer costs for toripalimab, of which $39.4 million were reimbursements directly to Junshi Biosciences pursuant to the Collaboration Agreement with Junshi Biosciences;
●	an increase of $25.0 million related to the development of additional presentations of UDENYCA;
●	an increase of $23.3 million related to YUSIMRY mainly due to costs associated with FDA pre-approval inspections and scaling up process performance qualification production runs;
●	an increase of $5.5 million in costs incurred for the continued development of bevacizumab (Avastin) biosimilar product candidate licensed from Innovent in 2020;
●	an increase of $4.9 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted in 2021; and
●	an increase of $3.4 million in personnel and consulting costs to advance our research and development programs.

The increase was partially offset by:

●	a decrease of $8.0 million in costs related to CHS-2020 due to the discontinuation of its development in the first quarter of 2021; and
●	a decrease of $1.1 million in costs related to CHS-131 due to the discontinuation of its development in 2021.

We expect our research and development expense in 2022 to be lower than in 2021 because 2021 included an exceptional license expense in the form of the $136.0 million expense related to the upfront license payment to Junshi Biosciences, which were partially offset by the $35.0 million payment expected to be made in 2022 for the option to license JS006, potential milestone payments related to our product candidates and other incremental development costs.

Selling, General and Administrative Expense

	Year Ended December 31,
(in thousands)	2021	2020	Change
Selling, general and administrative	$169,713	$139,079	$30,634

The increase in selling, general and administrative expense was primarily due to the following:

●	a net increase of $18.3 million for personnel, consulting, professional services, marketing, advertising and other related expenses due to an increase in sales force personnel and related commercial functions to support our product sales;
●	an increase of $7.8 million in stock-based compensation expense mainly related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences and additional equity awards granted in 2021;
●	an increase of $3.2 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our products; and
●	an increase of $1.2 million in 2021 travel expenses as a result of curtailed travel in 2020 due to the shelter-in-place response to COVID-19.

We expect our selling, general and administrative expense in 2022 to be higher than in 2021 as a result of anticipated increased commercial activities to support UDENYCA sales and potential initiation of our ophthalmology and immuno-oncology commercial activities if any additional product candidates are approved.

Interest Expense

	Year Ended December 31,
(in thousands)	2021	2020	Change
Interest expense	$22,959	$21,166	$1,793

The increase in interest expense was primarily due to the interest expense related to our 2026 Convertible Notes that were issued in April 2020.

Income Tax Provision

	Year Ended December 31,
(in thousands)	2021	2020	Change
Income tax provision	$—	$3,463	$(3,463)

There was no income tax provision for the year ended December 31, 2021 due to our tax loss for 2021 and the tax effect of the valuation allowance against the deferred tax assets. Income tax expense of $3.5 million for the year ended December 31, 2020, primarily related to state taxes in jurisdictions outside of California, for which we have a limited operating history. We maintain a full valuation allowance against our net deferred tax assets due to our history of losses.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	December 31,
(in thousands)	2021		2020
Financial assets
Total Cash, cash equivalents and marketable securities	$417,195		$541,158

Debt obligations:
2025 Term Loan	$75,513	(1)	$74,481
2022 Convertible Notes	108,479	(1)	106,513
2026 Convertible Notes	224,288		223,029
Total debt obligations	$408,280		$404,023
(1)	Subject to a refinancing per the terms of the 2027 Term Loans entered into in January 2022, discussed further below and also see “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue in 2021, we have generated significant operating losses in all other years since our inception, including the year ended December 31, 2021. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

As of December 31, 2021, we had an accumulated deficit of $1.0 billion and cash, cash equivalents, and marketable securities of $417.2 million. We believe that our available cash, cash equivalents, marketable securities and cash collected from UDENYCA sales will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date. In making this estimate, we considered the following significant events that occurred or were expected to occur after December 31, 2021 and are discussed further below and elsewhere in this Annual Report on Form 10-K:

●	payment of the $81.9 million payoff amount to the lenders of the 2025 Term Loan in January 2022;

●	the receipt of the net proceeds of $92.7 million from the Tranche A Loan of the 2027 Term Loans received by us in January 2022;
●	the expected receipt of the net proceeds of the Tranche B Loan of the 2027 Term Loans which is expected to be funded no later than April 1, 2022, subject to the delivery of certain customary deliverables;
●	repayment, repurchase or redemption in cash, in full, of our 2022 Convertible Notes as well as all associated costs and expenses; and
●	the expected payment to Junshi Biosciences of $35.0 million for the fee to exercise the license option for the TIGIT Program in the first quarter of 2022.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical supplies and any products that we may develop;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we acquire or invest in businesses, products or technologies; and
●	the costs of the impact from the COVID-19 pandemic.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Financing arrangements

2025 Term Loan

As of December 31, 2021 the carrying amount of our $75.0 million aggregate principal amount credit agreement (the “2025 Term Loan”) with affiliates of Healthcare Royalty Partners was $75.5 million. In January 2022, the Company used proceeds from a separate borrowing, Tranche A Loan of the 2027 Term Loans, to voluntarily prepay all amounts outstanding under the 2025 Term Loan, pursuant to which a payoff amount including all costs and fees of $81.9 million was outstanding. See “Note 7. Debt Obligations” and “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

2022 Convertible Notes

As of December 31, 2021, the carrying amount of our $100.0 million aggregate principal amount convertible senior notes due 2022 was $108.5 million, inclusive of a 9% premium due at maturity or redemption, if not earlier converted.  In the first quarter of 2022, we expect to refinance the 2022 Convertible Notes with proceeds from a separate borrowing, Tranche B Loan of the 2027 Term Loans, which is to be funded no later than April 1, 2022, subject to the delivery certain customary deliverables. See “Note 7. Debt Obligations” and “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

The 2022 Convertible Notes accrue interest at 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, and will mature on March 31, 2022, unless earlier redeemed, repurchased or converted at the option of holders. The conversion rate, which is subject to customary adjustments upon the occurrence of certain events, is 44.7387 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, or approximately $22.35 per share. This initial conversion price represents a premium of approximately 74% over the closing price of $12.83 per share of our common stock on the Nasdaq Global Market on February 11, 2022. The 2022 Convertible Notes are redeemable in whole, and not in part, at our option, if the last reported sale price per share of common stock exceeds 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sends notice of such redemption to the holders of the 2022 Convertible Notes.

2026 Convertible Notes

As of December 31, 2021, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $224.3 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. The conversion rate, which is subject to customary adjustments upon the occurrence of certain events, is 51.92 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, or approximately $19.26 per share. This initial conversion price represents a premium of approximately 50% over the closing price of $12.83 per share of our common stock on the Nasdaq Global Market on February 11, 2022. The 2026 Convertible Notes are not redeemable at our election before maturity.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Notes and other financial institutions. The cap price of the capped call transactions, which is subject to certain adjustments under the terms of the capped call transactions, is the initial amount of $25.93 per share, which represents a premium of approximately 102% over the last reported sale price of our common stock of $12.83 per share on February 11, 2022. See “Note 7. Debt Obligations” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

2027 Term Loans (Subsequent Event)

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $400.0 million (inclusive of a $100.0 million uncommitted additional facility amount) to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million to be funded no later than April 1, 2022, subject to the delivery of evidence of repayment, repurchase or redemption of indebtedness outstanding under our 2022 Convertible Notes and certain customary deliverables; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-007 (toripalimab) in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. After Tranche A was funded on January 5, 2022, we gained the right to request an uncommitted additional facility amount of up to $100.0 million that would be subject to new terms and conditions.

The 2027 Term Loans mature on either (i) January 5, 2027; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.00%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the 2027 Term Loans agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing after January 5, 2026.

In January 2022, we paid to the Lenders of the 2027 Term Loans $6.0 million for a funding fee equal to 2.00% of the Lenders’ total committed amount to fund the Tranche A Loan, Tranche B Loan, Tranche C Loan and Tranche D Loan.

Pursuant to the 2027 Term Loans agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund our general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; and proceeds of the Tranche B Loan will be used at our option to repay, repurchase or redeem in cash, in full, our 2022 Convertible Notes as well as all associated costs and expenses. See “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of December 31, 2021, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones:

Counterparty	Description	Potential Aggregate Milestone Amounts
Junshi Biosciences	Toripalimab	$380.0 million (1)
	JS006 anti-TIGIT antibody	$255.0 million (2)
Bioeq	CHS-201, a ranibizumab (Lucentis) biosimilar	€12.5 million (3)
Innovent	Biosimilar version of bevacizumab (Avastin)	$37.5 million
(1)	The FDA has set a target action date for April 30, 2022 for the toripalimab BLA for the treatment of nasopharyngeal carcinoma. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(2)	Subject to the closing on the exercise of our option, upon the initiation of a qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million. The amount shown above does not include the expected payment in the first quarter of 2022 of the TIGIT option exercise fee of $35.0 million. See “Note 14. Subsequent Events” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
(3)	The FDA has set a target action date of August 2022 for the CHS-201 BLA. If such regulatory approval is achieved, and subject to satisfaction of additional certain manufacturing and supply criteria prior to December 31, 2022, we will be required to pay Bioeq a milestone payment of €2.5 million.

Other Commitments

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and products candidates. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2021 was $53.9 million, with $27.1 million of these obligations due within twelve months.

Leases

We lease office and laboratory facilities through arrangements treated as operating leases, and we lease vehicles through finance leases. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2021 was $12.1 million, with $4.2 million of these obligations due within twelve months.

Contingent payment to InteKrin Stockholders

As part of the InteKrin acquisition in February 2014, we recognized contingent consideration associated with potential payments, which would be payable to the former InteKrin stockholders if we enter into a compound transaction agreement as defined in the InteKrin purchase agreement. In February 2020, we announced that we are seeking strategic alternatives to finance this program externally. As of December 31, 2021, the fair value of the contingent consideration was $0.1 million and was recorded in other liabilities, non-current on our consolidated balance sheets.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(37,432)	$154,145
Net cash used in investing activities	(138,410)	(14,401)
Net cash provided by financing activities	51,879	223,946
Net (decrease) increase in cash, cash equivalents and restricted cash	$(123,963)	$363,690

Net cash (used in) provided by operating activities

Cash used in operating activities of $37.4 million in 2021 was primarily due to the following:

●	net loss of $287.1 million;
●	an increase in UDENYCA inventory of $6.3 million, which excludes write-offs for inventory that did not meet our acceptance criteria, net of credits received from the manufacturers, of $5.1 million;
●	a decrease in accrued rebates, fees and reserve of $2.5 million as a result of lower UDENYCA sales; and
●	a net increase in prepaid manufacturing services and other prepaid, current and non-current assets of $1.5 million.

The cash used in operating activities was partially offset by the following:

●	the license fee payment to Junshi Biosciences of $145.0 million pursuant to the Collaboration Agreement, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on our common stock purchased by Junshi Biosciences, which was reclassified to investing activities;

●	non-cash charges related to stock-based compensation of $51.4 million, the net write-off of inventory that did not meet our acceptance criteria of $5.1 million, non-cash interest expense from amortization of debt discount and issuance costs of $4.3 million, depreciation and amortization of property and equipment of $3.5 million, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash operating lease expense of $2.2 million, and non-cash accretion of discount on marketable securities of $1.1 million;
●	a decrease in trade receivables of $34.1 million primarily due to the timing of payments from our customers and lower revenue in 2021; and
●	an increase in accrued and other current and non-current liabilities of $17.9 million primarily related to contract manufacturing accrued expenses.

Cash provided by operating activities of $154.1 million in 2020 was primarily due to the following:

●	net income of $132.2 million;
●	an increase in accrued rebates, fees and reserve of $30.4 million as a result of continued growth in UDENYCA sales;
●	upfront and milestone-based license fee payments of $7.5 million to Innovent were reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	non-cash charges related to stock-based compensation of $38.2 million, non-cash interest expense from amortization of debt discount and issuance costs of $3.5 million, depreciation and amortization of property and equipment of $2.9 million, the net write-off of inventory that did not meet our acceptance criteria of $2.2 million, and non-cash operating lease expense of $2.1 million;
●	an increase in accrued compensation of $6.2 million primarily due to increase in headcount and vacation accrual for 2020, partially offset by the settlement of 2019 bonus payout; and
●	an increase in accrued and other current and non-current liabilities of $5.0 million primarily related to contract manufacturing accruals and the deferral of certain payroll tax liabilities under the CARES act.

The cash provided by operating activities in 2020 was partially offset by the following:

●	an increase in inventory of $38.4 million primarily due to continued growth in UDENYCA sales and to maintain adequate supplies in order to meet future demand for UDENYCA;
●	an increase in trade receivables of $15.2 million primarily due to the timing of payment from our customers;
●	an increase in prepaid manufacturing services and other prepaid, current and non-current assets of $12.9 million to secure drug production runs scheduled for 2020 and 2021; and
●	a decrease in accounts payable of $9.8 million primarily due to the timing of receiving and processing invoices from our vendors.

Net cash used in investing activities

Cash used in investing activities of $138.4 million in 2021 was primarily due to purchases of investments in marketable securities of $182.5 million, upfront license fee of $145.0 million to Junshi Biosciences pursuant to the Collaboration Agreement, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on our common stock purchased by Junshi Biosciences, and purchases of property and equipment of $1.3 million. These uses of cash were partially offset by the proceeds from sales and maturities of investments in marketable securities of $181.4 million.

Cash used in investing activities of $14.4 million in 2020 was primarily due to purchases of investments in marketable securities of $273.8 million, upfront and milestone-based license fee payments of $7.5 million to Innovent and purchases of property and equipment of $7.2 million, partially offset by the proceeds from maturities of investments in marketable securities of $274.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $51.9 million in 2021 was primarily due to $50.0 million of gross proceeds from issuance of our common stock to Junshi Biosciences partially offset by $9.0 million related to the fair value of the DLOM on the common stock purchased by Junshi Biosciences, $10.4 million proceeds from the exercise of stock options and $3.0 million proceeds from purchases under the ESPP, partially offset by $1.8 million in tax payments related to net share settlement of RSUs.

Cash provided by financing activities of $223.9 million in 2020 was primarily due to $222.2 million in proceeds from the issuance of 2026 Convertible Notes, net of issuance costs, $17.4 million proceeds from the exercise of stock options and $3.8 million proceeds from purchases under the ESPP, partially offset by $18.2 million of capped call option purchases related to the 2026 Convertible Notes.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expense incurred during the reporting periods. “Note 1. Organization and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our estimates are based on our historical experience and on various other factors that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Product Sales Discounts and Allowances

We recognize revenue when a customer obtains control of the product, which generally occurs upon delivery to and acceptance by the customer. The amount recognized in net revenue reflects the consideration which we expect to receive in exchange for product sold, which includes adjustments to gross sales amounts for estimated chargebacks, rebates, discounts for prompt payment, co-payment assistance, product returns and other allowances. The actual amount of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

The most significant and judgmental gross to net revenue adjustments are for chargebacks and rebates we provide to customers, hospitals, clinics, and payers under commercial and government programs. Amounts payable are provided for under various programs and vary by payer and individual payer plans. In developing our estimates of chargebacks and rebates, we use our historical claims experience and also consider payer mix, statutory discount rates and expected utilization, contractual terms, market events and trends, customer and commercially available payer data, as well as data collected from the healthcare providers, channel inventory data obtained from our customers and other relevant information.

In 2021, 2020 and 2019, total sales deductions to gross product sales were 67%, 59% and 49%, respectively. Adjustments to provisions for rebates and chargebacks related to sales made in prior periods were less than 3% of the actual payments and customer credits issued in each of the years 2021 and 2020. A change of 10.0% in our total provisions for product sales discounts and allowances as of December 31, 2021, would have resulted in a change of our pre-tax earnings in 2021 by approximately $11.0 million. A summary of the activities and ending reserve balances for each significant category of discounts and allowances, can be found in “Note 2. Revenue” in the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

Inventory

Our inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others.

Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statement of operations. Adverse developments affecting our assumptions of the level and timing of demand for our products include those that are outside of our control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors.

In 2021, 2020 and 2019, cost of goods sold included write-offs for inventory of $5.1 million, $2.2 million and $0.4 million, respectively, that did not meet the Company’s acceptance criteria, net of credits received from manufacturers. In 2019, cost of goods sold included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations. There were no write-offs for excess and obsolete inventory during these periods. As of December 31, 2021, a 10.0% reduction in the carrying value of inventory we expect to sell in 2022 would be approximately $3.8 million.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we had cash and cash equivalents of $417.2 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We are exposed to market risk related to changes in foreign exchange rates. We contract with CROs and contract manufacturers globally and thus we face foreign exchange risk as a result of entering into transactions denominated in currencies other than United States dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers and for license agreements. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8.   Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Reserves for Chargebacks and Rebates

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $29.3 million at December 31, 2021. Estimated rebates are presented within accrued rebates, fees and reserves on the consolidated balance sheets and totaled $54.0 million at December 31, 2021.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2021, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

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

Excess and Obsolete Inventory Reserve

Description of the Matter

As of December 31, 2021, the Company had $93.3 million of inventory which included $4.9 million of raw materials, $65.1 million of work in progress and $23.3 million of finished goods. As disclosed in Note 1 to the Company’s consolidated financial statements, inventories are stated at the lower of cost or net realizable value. The Company assesses its inventory levels along with its purchase commitments each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale or has a cost basis in excess of its expected net realizable value.

Auditing management's estimates for excess inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess inventory calculations are sensitive to significant assumptions, including the expected demand for the Company’s product, the effect on demand of competitive products and the Company's purchase commitments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process including management’s review of the significant assumptions described above and controls over the completeness and accuracy of the information used to develop the estimate.

Our substantive audit procedures included, among others, evaluating methodologies used and data utilized in the analysis for inventory expected to be at risk for expiration or excess. We evaluated purchase commitments or alternative uses, compared forecasted demand to historical trends, compared actual inventory levels to forecasted demand requirements, and evaluated the sensitivity of sales forecast assumptions on the amount of inventory reserves recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Redwood City, California

February 23, 2022

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$417,195	$541,158
Trade receivables, net	123,022	157,046
Inventory	37,642	44,233
Prepaid manufacturing	13,666	19,429
Other prepaid and other assets	10,798	5,613
Total current assets	602,323	767,479
Property and equipment, net	7,813	10,108
Inventory, non-current	55,610	47,956
Intangible assets	2,620	2,620
Goodwill	943	943
Other assets, non-current	10,025	12,543
Total assets	$679,334	$841,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,159	$15,201
Accrued rebates, fees and reserves	79,027	81,529
Accrued compensation	22,014	22,244
Accrued and other current liabilities	48,127	26,679
Total current liabilities	165,327	145,653
2022 Convertible Notes	81,359	79,885
2022 Convertible Notes - related parties	27,120	26,628
2026 Convertible Notes	224,288	223,029
2025 Term loan	75,513	74,481
Lease liabilities, non-current	7,251	9,948
Other liabilities, non-current	750	1,051
Total liabilities	581,608	560,675
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 76,930,096 and 72,513,348 at December 31, 2021 and 2020, respectively)	7	7
Additional paid-in capital	1,147,843	1,043,991
Accumulated other comprehensive loss	(270)	(270)
Accumulated deficit	(1,049,854)	(762,754)
Total stockholders' equity	97,726	280,974
Total liabilities and stockholders’ equity	$679,334	$841,649

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Net revenue	$326,551	$475,824	$356,071
Cost and expenses:
Cost of goods sold	57,591	37,667	17,078
Research and development	363,105	142,759	94,188
Selling, general and administrative	169,713	139,079	137,037
Total cost and expenses	590,409	319,505	248,303
(Loss) income from operations	(263,858)	156,319	107,768
Interest expense (includes related party expense of $2,541, $2,498 and $2,457 for the years ended December 31, 2021, 2020 and 2019, respectively)	(22,959)	(21,166)	(17,601)
Other (expense) income, net	(283)	554	2,608
Net (loss) income before income taxes	(287,100)	135,707	92,775
Income tax provision	—	3,463	2,942
Net (loss) income	$(287,100)	$132,244	$89,833

Net (loss) income per share:
Basic	$(3.81)	$1.85	$1.29
Diluted	$(3.81)	$1.62	$1.23

Weighted-average number of shares used in computing net (loss) income per share:
Basic	75,449,632	71,411,705	69,679,916
Diluted	75,449,632	83,491,898	73,185,943

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(287,100)	$132,244	$89,833
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	—	288	(276)
Comprehensive (loss) income	$(287,100)	$132,532	$89,557

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	68,302,681	$7	$946,515	$(282)	$(984,831)	$(38,591)
Net income	—	—	—	—	89,833	89,833
Cumulative translation adjustment	—	—	—	(276)	—	(276)
Issuance of common stock in connection with common stock offerings, net of underwriters discounts, commissions and offering costs	761,130	—	8,228	—	—	8,228
Issuance of common stock upon exercise of stock options	863,940	—	5,934	—	—	5,934
Issuance of common stock upon vesting of RSUs	39,765	—	—	—	—	—
Issuance of common stock under the ESPP	289,977	—	3,518	—	—	3,518
Issuance of common stock upon 2018 bonus payout in RSUs	175,054	—	2,165	—	—	2,165
Taxes paid related to net share settlement of bonus payout in RSUs	(65,886)	—	(815)	—	—	(815)
Stock-based compensation expense	—	—	35,218	—	—	35,218
Balances at December 31, 2019	70,366,661	7	1,000,763	(558)	(894,998)	105,214
Net income	—	—	—	—	132,244	132,244
Cumulative translation adjustment	—	—	—	288	—	288
Issuance of common stock upon exercise of stock options	1,704,764	—	17,061	—	—	17,061
Issuance of common stock upon vesting of RSUs	89,668	—	—	—	—	—
Issuance of common stock under the ESPP	267,772	—	3,801	—	—	3,801
Issuance of common stock upon 2019 bonus payout in RSUs	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Stock-based compensation expense	—	—	39,038	—	—	39,038
Balances at December 31, 2020	72,513,348	7	1,043,991	(270)	(762,754)	280,974
Net loss	—	—	—	—	(287,100)	(287,100)
Issuance of common stock upon exercise of stock options	1,316,361	—	10,410	—	—	10,410
Issuance of common stock upon vesting of RSUs	465,930	—	—	—	—	—
Issuance of common stock under the ESPP	238,934	—	3,002	—	—	3,002
Issuance of common stock to Junshi Biosciences, net of issuance costs	2,491,988	—	40,903	—	—	40,903
Taxes paid related to net share settlement of RSUs	(96,465)	—	(1,753)	—	—	(1,753)
Stock-based compensation expense	—	—	51,290	—	—	51,290
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net (loss) income	$(287,100)	$132,244	$89,833
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,454	2,888	3,259
Stock-based compensation expense	51,364	38,160	33,591
Write-off of prepaid manufacturing services related to the termination of CHS-2020	3,210	—	—
Write-off of inventory that did not meet acceptance criteria, net	5,133	2,171	395
Non-cash accretion of discount on marketable securities	1,095	(155)	(165)
Non-cash interest expense from amortization of debt discount	4,257	3,481	2,339
Non-cash operating lease expense	2,207	2,081	1,789
Upfront license fee payment to Junshi Biosciences	136,000	—	—
Upfront and milestone based license fee payments	—	7,500	11,075
Other non-cash adjustments, net	588	426	562
Changes in operating assets and liabilities:
Trade receivables, net	34,062	(15,218)	(141,992)
Inventory	(6,253)	(38,359)	(48,579)
Prepaid manufacturing	3,828	(10,851)	(672)
Other prepaid, current and non-current assets	(5,351)	(2,020)	(2,474)
Accounts payable	874	(9,820)	9,893
Accrued rebates, fees and reserves	(2,502)	30,409	51,120
Accrued compensation	(230)	6,212	10,035
Accrued and other current and non-current liabilities	17,932	4,996	8,346
Net cash (used in) provided by operating activities	(37,432)	154,145	28,355
Investing activities
Purchases of property and equipment	(1,289)	(7,231)	(1,822)
Proceeds from disposal of property and equipment	—	175	—
Purchases of investments in marketable securities	(182,485)	(273,845)	(20,235)
Proceeds from maturities of investments in marketable securities	99,692	274,000	20,400
Proceeds from sale of investments in marketable securities	81,672	—	—
Upfront license fee payment to Junshi Biosciences	(136,000)	—	—
Upfront and milestone based license fee payments	—	(7,500)	(11,075)
Net cash used in investing activities	(138,410)	(14,401)	(12,732)
Financing activities
Proceeds from common stock offering, net of underwriters discounts, commissions and offering costs	—	—	8,153
Proceeds from issuance of Convertible Notes due 2026, net of issuance costs	—	222,156	—
Purchase of capped call options related to Convertible Notes due 2026	—	(18,170)	—
Proceeds from 2025 Term Loan, net of issuance costs	—	—	72,955
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	40,903	—	—
Proceeds from issuance of common stock upon exercise of stock options	10,399	17,428	5,558
Proceeds from purchase under the employee stock purchase plan	3,002	3,801	3,519
Taxes paid related to net share settlement of RSUs	(1,753)	(880)	(815)
Principal payments for finance lease obligations	(672)	(389)	—
Net cash provided by financing activities	51,879	223,946	89,370
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	—	(276)
Net (decrease) increase in cash, cash equivalents and restricted cash	(123,963)	363,690	104,717
Cash, cash equivalents and restricted cash at beginning of period	541,598	177,908	73,191
Cash, cash equivalents and restricted cash at end of period	$417,635	$541,598	$177,908
Supplemental disclosure of cash flow information
Cash paid for interest	$18,684	$16,959	$15,263
Cash paid for income taxes	$1,221	$3,953	$1,732
Right-of-use assets obtained in exchange for lease obligations related to operating leases	$434	$1,388	$5,267
Right-of-use assets obtained in exchange for lease obligations related to finance leases	$477	$1,817	$—
Supplemental disclosures of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	$119	$109	$999
Non-cash employee bonuses settled in common stock	$—	$1,498	$1,350

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.Organization and Significant Accounting Policies

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. The Company’s strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The FDA-approved YUSIMRY in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie.

The Company’s product pipeline comprises three product candidates, toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences Co., Ltd., CIMERLI, a Lucentis biosimilar candidate in-licensed for commercial rights in the United States and Canada from Bioeq, and a bevacizumab (Avastin) biosimilar in-licensed for commercial rights in the United States from Innovent Biologics (Suzhou) Co., Ltd.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Coherus and its wholly-owned subsidiaries. The Company does not have any significant interests in variable interest entities.  All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 outbreak could have on the Company’s significant accounting estimates. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Segment Reporting and Revenue by Geographic Region

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing human pharmaceutical products.  The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All revenue is generated and all long-lived assets are primarily maintained in the United States.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash comprise cash and highly liquid investments with original maturities of 90 days or less.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

At beginning of period:
Cash and cash equivalents	$541,158	$177,668	$72,356
Restricted cash	440	240	835
Total cash, cash equivalents and restricted cash	$541,598	$177,908	$73,191

At end of period:
Cash and cash equivalents	$417,195	$541,158	$177,668
Restricted cash	440	440	240
Total cash, cash equivalents and restricted cash	$417,635	$541,598	$177,908

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the consolidated balance sheets.

The Company classifies the up-front and milestone payments related to licensing arrangements as cash flows from investing activities in its consolidated statements of cash flows.

Investments in Marketable Securities

Investments in marketable securities primarily consist of corporate debt obligations and commercial paper. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limit its exposure to any single issuer. All investments in marketable debt securities are held as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company periodically assesses its marketable securities for impairment and credit losses.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses and declines in value, if any, on available-for-sale securities are included in other (expense) income, net, based on the specific identification method. During 2021, 2020 and 2019, interest income from marketable securities was $1.4 million, $0.6 million and $1.6 million, respectively.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of December 31, 2021 and 2020.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company attempts to minimize the risks related to cash, cash equivalents and investments by investing in a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. There were no material losses from credit risks on such accounts during any of the periods presented. The Company is not exposed to any significant concentrations of credit risk from these financial instruments.

The Company is subject to credit risk from trade receivables related to product sales and monitors the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. The Company has not experienced significant losses with respect to the collection of trade receivables. The Company believes that its allowance for expected credit losses was adequate at December 31, 2021.

The Company entered into a strategic commercial supply agreement with KBI Biopharma for the supply of UDENYCA. The Company currently has not engaged back-up suppliers or vendors for this single-sourced service. If KBI Biopharma is not able to manufacture the supply needed in the quantities and timeframe required, the Company may not be able to supply the product in a timely manner.

Substantially all of the Company’s revenues are in the United States to three wholesalers. UDENYCA is currently the only product sold by the Company and accounted for all of the Company’s revenues in 2021, 2020 and 2019.

The Company has no significant monetary assets or liabilities in foreign currencies, and the Company has not had material foreign currency impacts for all years presented.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others.

Although the Company believes the assumptions used in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by management, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in the consolidated statement of operations. Adverse developments affecting the Company’s assumptions of the level and timing of demand for its products include those that are outside of the Company’s control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors.

Prior to the regulatory approval of our product candidates, the Company incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products.  Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment.  A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends.  All inventory on the consolidated balance sheet as of December 31, 2021 was related to UDENYCA. The Company began to capitalize inventory costs associated with UDENYCA after receiving regulatory approval in November 2018.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized as depreciation or amortization expense over the life of the underlying asset. When the Company disposes of property and equipment, it removes the associated cost and accumulated depreciation from the related accounts in the consolidated balance sheets and include any resulting gain or loss in the consolidated statements of operations. Eligible costs of internal use software and implementation costs of certain hosting arrangements are capitalized and amortized over the estimated useful life of the software or associated hosting arrangement, as applicable. Depreciation and amortization are recognized using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 - 7 years
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of lease term or useful life

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Intangible assets related to acquired in-process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Goodwill and intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Intangible assets of $2.6 million as of December 31, 2021 and 2020 consist of IPR&D. There were no impairments to goodwill or intangible assets during the years ended December 31, 2021, 2020 and 2019.

When development is successfully completed, which generally occurs when regulatory approval is obtained, the associated assets are deemed finite-lived and amortized over their respective estimated useful lives beginning at that point in time. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis, and are reviewed for impairment when facts or circumstances indicate that the carrying value of these assets may not be recoverable.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there is an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairments recorded during the years ended December 31, 2021, 2020 and 2019.

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

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for United States government-mandated or privately-negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of our products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time product is shipped to the Customer. Payment terms differ by jurisdiction and customer, but payment terms typically range from 30 to 67 days from date of shipment.

Product Sales Discounts and Allowances

Revenue from product sales is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from chargebacks, rebates, co-pay assistance, prompt-payment discounts, returns and other allowances that are offered within contracts between the Company and its Customers, Healthcare Providers, payers and GPOs. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions in trade receivables (if the amounts are payable to a Customer) or current liabilities (if the amounts are payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which the Company is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amount of consideration ultimately received may differ. If actual results in the future vary from the Company’s estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

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

Royalty Revenue

Royalty revenue from licensees, which is based on sales to third-parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Royalty revenue was insignificant for the periods presented and is included in total revenues.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and certain overhead costs.  A portion of the costs of producing UDENYCA sold to date was expensed as research and development prior to the FDA approval of UDENYCA and, therefore, it is not reflected in the cost of goods sold. During the first quarter of 2021, the UDENYCA inventory with no inventory value was fully utilized.

On May 2, 2019, the Company and Amgen settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began on July 1, 2019. The royalty cost will continue for five years pursuant to the settlement.

In 2021, 2020 and 2019, cost of goods sold included write-offs for inventory of $5.1 million, $2.2 million and $0.4 million, respectively, that did not meet the Company’s acceptance criteria, net of credits received from manufacturers. In 2019, cost of goods sold included write-off of prepaid manufacturing costs of $1.3 million due to the cancellation of certain manufacturing reservations.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. The Company recognizes all research and development costs as they are incurred. The Company currently tracks research and development costs incurred on a product candidate basis only for external research and development expenses. The Company’s external research and development expense consists primarily of:

●	expense incurred under agreements with consultants, third-party CROs, and investigative sites where a substantial portion of the Company’s preclinical studies and all of its clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities; and
●	upfront and milestone payments related to licensing and collaboration agreements.

Internal costs are associated with activities performed by the Company’s research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated, internal research and development costs consist primarily of:

●	personnel-related expense, which include salaries, benefits and stock-based compensation; and
●	facilities and other allocated expense, which include direct and allocated expense for rent and maintenance of facilities, depreciation and amortization of leasehold improvements and equipment, laboratory and other supplies.

Products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. The Company expenses manufacturing costs as incurred as research and development expense for products that have not been approved until future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment. The Company began to capitalize inventory costs associated with UDENYCA after receiving regulatory approval in November 2018.

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

If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an asset acquisition and therefore, any acquired IPR&D that does not have an alternative future use is charged to expense at the acquisition date. To date none of the Company’s license agreements have been considered to be the acquisition of a business.

Selling, General and Administrative Expense

Selling, general and administrative expenses comprise primarily compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $8.7 million, $3.8 million and $4.5 million in 2021, 2020 and 2019, respectively.

Stock-Based Compensation

The Company’s compensation programs include stock-based awards, and the related grants under these programs are accounted for at fair value. The fair values are recognized as compensation expense on a straight-line basis over the vesting period with the related costs recorded in cost of goods sold, research and development, and selling, general and administrative expense, as appropriate. The Company accounts for forfeitures as they occur.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The Company does not expect its unrecognized tax benefits to change significantly in 2022.

Operating and Finance Leases

The Company determines if an arrangement is a lease at inception. The Company does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company also does not separate lease and non-lease components for its facility and vehicle leases. Operating leases are included in other current liabilities, other assets, non-current, and lease liabilities, non-current in the consolidated balance sheets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. The Company recognizes operating lease expense for these leases on a straight-line basis over the term of the lease.

The term under the Company’s vehicle lease agreement is 36 months. The vehicles leased under this arrangement were classified as finance leases. Finance leases are included in property and equipment, net, accrued and other current liabilities, and lease liabilities, non-current in the consolidated balance sheets and assets under Finance leases are depreciated to operating expenses on a straight-line basis over their estimated useful lives.

The operating and finance lease right-of-use assets and the lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company's leases generally do not provide an implicit rate.

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period plus any potential dilutive common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive (see Note 12. Net (Loss) Income Per Share).

Comprehensive (Loss) Income

Comprehensive (loss) income is composed of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net (loss) income. The Company’s other comprehensive (loss) income include foreign currency translation adjustments in 2021, 2020 and 2019.

Reclassifications

Certain prior year amounts in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform with the current year presentation in 2021. As a result, there was no change to total assets on the consolidated balance sheet or net cash provided by operating activities on the consolidated statements of cash flows for the prior years.

Recent Accounting Pronouncements

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

2.Revenue

The Company initiated United States sales of UDENYCA on January 3, 2019. The Company recorded net revenue of $326.6 million, $475.8 million and $356.1 million during 2021, 2020 and 2019, respectively.

Revenue by significant Customer was distributed as follows:

	Year Ended December 31,
	2021	2020	2019
McKesson Corporation	39%	38%	42%
AmeriSource-Bergen Corporation	39%	37%	33%
Cardinal Health, Inc.	20%	23%	23%
Others	2%	2%	2%
Total revenue	100%	100%	100%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Year Ended December 31, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	470,791	113,705	94,703	679,199
Prior period	(2,876)	(4,976)	(3,555)	(11,407)
Payments and customer credits issued	(478,830)	(108,783)	(93,854)	(681,467)
Balance at December 31, 2021	$29,665	$54,004	$26,054	$109,723

	Year Ended December 31, 2020
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balance at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	462,328	115,864	114,372	692,564
Prior period	(1,336)	(3,438)	(6,288)	(11,062)
Payments and customer credits issued	(455,571)	(85,862)	(103,818)	(645,251)
Balance at December 31, 2020	$40,580	$54,058	$28,760	$123,398

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying consolidated balance sheets.

3.Fair Value Measurements

The fair value of financial instruments are classified into one of the following categories:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Unrealized gains and losses in the Company’s investments in these money market funds were insignificant in 2021, 2020 and 2019.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented. The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$417,165	$—	$—	$417,165
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$417,605	$—	$—	$417,605
Financial Liabilities:
Contingent consideration	$—	$—	$102	$102

	Fair Value Measurements
	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$538,673	$—	$—	$538,673
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$539,113	$—	$—	$539,113
Financial Liabilities:
Contingent consideration	$—	$—	$102	$102

As part of the InteKrin acquisition in February 2014, the Company recognized contingent consideration associated with potential payments, which would be payable to the former InteKrin stockholders if the Company enters into a compound transaction agreement as defined in the InteKrin purchase agreement. In February 2020, the Company announced that it is seeking strategic alternatives to finance this program externally. As of December 31, 2021 and 2020, the $0.1 million fair value of the contingent consideration was recorded in other liabilities, non-current on the consolidated balance sheets.

1.5% Convertible Notes due 2026

The estimated fair value of the 1.5% Convertible Notes due 2026, which the Company issued in April 2020 (see Note 7. Debt Obligations) is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Convertible Notes due 2026 is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Convertible Notes due 2026 was $271.9 million and $269.1 million (par value $230.0 million) as of December 31, 2021 and 2020, respectively.

8.2% Convertible Notes due 2022

The estimated fair value of the 8.2% Convertible Senior Notes Due 2022, which the Company issued on February 29, 2016 (see Note 7. Debt Obligations) is based on an income approach. When determining the estimated fair value of the Company’s 8.2% Convertible Notes due 2022, the Company used a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market-based risk measurement that are indirectly observable, such as credit risk and therefore the estimate of fair value is based on Level 3 inputs. The lattice model produces an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data is used to discount straight debt cash flows. The estimated fair value was $108.4 million and $113.7 million (par value $100.0 million plus premium of $9.0 million) as of December 31, 2021 and 2020, respectively.

2025 Term Loan

The principal amount outstanding under the Company’s 2025 Term Loan (see Note 7. Debt Obligations) as of December 31, 2021 of $75.0 million is subject to a variable interest rate, which is based on three month LIBOR (“LIBOR”) plus a fixed percentage, and as such, the Company believes the carrying amount of these obligations approximates fair value.

4.Inventory

Inventory consisted of the following:

	December 31,
(in thousands)	2021	2020
Raw Materials	$4,870	$5,205
Work in process	65,117	43,952
Finished goods	23,265	43,032
Total	$93,252	$92,189

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the consolidated balance sheets. As of December 31, 2021 and 2020, the non-current portion of inventory consisted of raw materials and work in process, as well as a portion of finished goods at December 31, 2020. The following table presents the inventory balance sheet classifications:

	December 31,
(in thousands)	2021	2020
Inventory	$37,642	$44,233
Inventory, non-current	55,610	47,956
Total	$93,252	$92,189

Prepaid manufacturing of $13.7 million as of December 31, 2021 includes prepayments of $8.3 million to a CMO for manufacturing services for UDENYCA, which the Company expects to be converted into inventory during 2022; and prepayments of $5.4 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $19.4 million as of December 31, 2020 includes prepayments of $8.9 million to a CMO for manufacturing services for UDENYCA; and prepayments of $10.5 million to various CMOs for other research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea as part of a realignment of research and development resources toward other development programs. As a result, the Company recognized $11.2 million within research and development expense on the consolidated statement of operations in 2021, which included an impairment charge of $3.2 million for the write-off of prepaid manufacturing services no longer deemed to have future benefits.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Machinery and equipment	$11,876	$13,301
Computer equipment and software	3,033	3,996
Furniture and fixtures	1,129	1,268
Leasehold improvements	5,942	5,830
Finance lease right of use assets	2,294	1,451
Construction in progress	388	312
Total property and equipment	24,662	26,158
Accumulated depreciation and amortization	(16,849)	(16,050)
Property and equipment, net	$7,813	$10,108

Depreciation and amortization expense was $3.5 million, $2.9 million and $3.3 million in 2021, 2020 and 2019, respectively. There were no material impairments of property and equipment in 2021, 2020 and 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued manufacturing and clinical	$30,541	$11,365
Accrued co-development costs for toripalimab	1,926	—
Accrued other	12,168	12,182
Lease liabilities, current	3,492	3,132
Total Accrued and other current liabilities	$48,127	$26,679
6.

6.Collaborations and Other Arrangements

Junshi Biosciences

On February 1, 2021, the Company entered into Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, options in these territories to Junshi Biosciences’ anti-TIGIT antibody and next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimab in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. If the Company exercises its options, it will be obligated to pay an option exercise fee for each of the anti-TIGIT antibody and the IL-2 cytokine of $35.0 million per program. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. The Company recognized research and development expense of $39.4 million in the consolidated statement of operations for the year ended December 31, 2021, and had $1.9 million recorded in accrued and other current liabilities on the consolidated balance sheets as of December 31, 2021 related to the co-development, regulatory and technology transfer costs. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. In addition, the Company recorded research and development expense of $145.0 million during the first quarter of 2021, related to the upfront payment for exclusive rights to toripalimab in the United States and Canada. The Company had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences.

In January 2022, the Company took steps that it expects will result in the payment to Junshi Biosciences of an additional $35.0 million upon the closing of the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada. The $35.0 million payment for the option to license JS006 will be reflected in our first quarter 2022 financial statements (see Note 14. Subsequent Events). The additional milestone payments, option fees and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fees will be incurred or when royalties are due.

In connection with the Collaboration Agreement, the Company entered into the Stock Purchase Agreement with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate value of approximately $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the  two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability was $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statement of operations for the year ended December 31, 2021.

Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, the Company entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. Under the License Agreement, Innovent granted to the Company an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin. Under the License Agreement, the Company also acquired an option to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan) in any dosage form and presentations in the Territory. Subject to the terms of the License Agreement, the Company may exercise its option within 12 months of its receipt of certain regulatory materials from Innovent. Following the Company’s option exercise, Innovent’s biosimilar version of rituximab would be deemed an Innovent Licensed Product for all purposes of the License Agreement and Innovent would grant to the Company an exclusive, royalty-bearing license to develop and commercialize Innovent’s biosimilar version of rituximab in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Rituxan.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option is exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company will share a percentage of net sales of Innovent Licensed Products with Innovent in the mid-teens to low twenty percent range. If the Company exercises its option to acquire Innovent’s biosimilar version of rituximab (Rituxan), it would be required to pay a fee of $5.0 million. Subject to the terms of the License Agreement, if the Company requests Innovent to perform technology transfer for the manufacturing of the Innovent Licensed Products, it would be required to pay up to $10.0 million for fees related thereto. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $7.5 million during the year ended December 31, 2020 related to an upfront payment and a milestone payment for the bevacizumab Licensed Product. During the year ended December 31, 2021, the Company recognized research and development expense of $1.1 million related to bevacizumab Licensed Product development activities directly with Innovent. As of December 31, 2021, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

The additional milestone payments, option fee for licensing of rituximab (Rituxan), manufacturing technology transfer fee and royalties are contingent upon future events and, therefore, will be recorded when such payments become probable.

Bioeq

On November 4, 2019, the Company entered into a license agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation. Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The agreement’s initial term continues in effect forten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The Company is obligated to pay Bioeq an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of December 31, 2021 and 2020, the Company did not have any outstanding obligations for milestones and royalties to Bioeq.

7.Debt Obligations

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

As of December 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The Company evaluated the features embedded in the 2026 Convertible Notes under the relevant accounting rules and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. The proceeds received from the issuance of the convertible debt were recorded as a liability on the consolidated balance sheets.

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

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments. Therefore, the total $18.2 million capped call premium paid was recorded as a reduction to additional paid-in capital on the consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

The following table summarizes components of the 2026 Convertible Notes:

	December 31,
(in thousands)	2021	2020
Principal amount of the 2026 Convertible Notes	$230,000	$230,000
Unamortized debt discount and debt issuance costs	(5,712)	(6,971)
Total 2026 Convertible Notes	$224,288	$223,029

If the 2026 Convertible Notes were converted on December 31, 2021, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $190.6 million based on the Company’s closing stock price of $15.96 as of December 31, 2021.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Year Ended December 31,
(in thousands)	2021	2020
Stated coupon interest	$3,450	$2,434
Accretion of debt discount and debt issuance costs	1,259	873
Total interest expense	$4,709	$3,307

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $5.7 million as of December 31, 2021, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 4.3 years. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of December 31, 2021 are as follows:

Year ending December 31, (in thousands)
2022	$3,450
2023	3,450
2024	3,450
2025	3,450
2026 and beyond	231,725
Total minimum payments	245,525
Less amount representing interest	(15,525)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(5,712)
Net carrying amount of 2026 Convertible Notes	$224,288

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount, which excludes a 9.0% premium due at maturity or redemption, of its 2022 Convertible Notes and received total net proceeds of approximately $99.2 million, after deducting issuance costs of $0.8 million. The 2022 Convertible Notes constitute general, senior unsubordinated obligations of the Company and are guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bear interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and will mature on March 31, 2022, unless earlier converted, redeemed or repurchased. If the Company fails to satisfy certain registration or reporting requirements, then additional interest will accrue on the 2022 Convertible Notes at a rate of up to 0.50% per annum in the aggregate. The 2022 Convertible Notes also bear a premium of 9.0% of their principal amount, which is payable when the 2022 Convertible Notes mature or are repurchased or redeemed by the Company.

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

The 2022 Convertible Notes contain customary negative covenants and events of default, the occurrence of which could result in the acceleration of all amounts due under the 2022 Convertible Notes. The 2022 Convertible Notes also contain covenants restricting the Company’s ability to incur additional indebtedness for borrowed money or convertible preferred stock and to pay dividends or make distributions on the Company’s equity interests, subject to certain exceptions. As of December 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2022 Convertible Notes.

The Company evaluated the features embedded in the 2022 Convertible Notes under the relevant accounting rules and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component.

The Company granted the holders of the 2022 Convertible Notes certain registration rights requiring the Company to register, under the Securities Act of 1933, as amended, the resale of the shares of common stock issuable upon conversion or settlement of the 2022 Convertible Notes.

The following table summarizes components of the 2022 Convertible Notes:

	December 31,
(in thousands)	2021	2020
Principal amount of the 2022 Convertible Notes	$81,750	$81,750
Unamortized debt discount and debt issuance costs	(391)	(1,865)
2022 Convertible Notes	$81,359	$79,885
Principal amount of the 2022 Convertible Notes - related parties	$27,250	$27,250
Unamortized debt discount and debt issuance costs - related parties	(130)	(622)
2022 Convertible Notes - related parties	$27,120	$26,628
Total 2022 Convertible Notes, net carrying amount	$108,479	$106,513

In January 2022, the Company entered into the 2027 Term Loans (see Note 14. Subsequent Events). Since the Company expects to refinance the 2022 Convertible Notes with proceeds from the 2027 Term Loans which will be funded no later than April 1, 2022, subject to the delivery certain customary deliverables and which mature in 2027, the 2022 Convertible Notes were classified as non-current on the December 31, 2021 consolidated balance sheets. The contractual future payments on the 2022 Convertible Notes as of December 31, 2021, without consideration of the expected refinancing, is $111.1 million due in 2022, inclusive of $2.1 million of interest.

If the 2022 Convertible Notes were converted on December 31, 2021, the holders of the 2022 Convertible Notes would receive common shares with an aggregate value of $71.4 million based on the Company’s closing stock price of $15.96.

The following table presents the components of interest expense of the 2022 Convertible Notes:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stated coupon interest	$6,150	$6,150	$6,150
Accretion of debt discount and debt issuance costs	1,475	1,343	1,223
Interest expense	$7,625	$7,493	$7,373
Stated coupon interest - related parties	$2,050	$2,050	$2,050
Accretion of debt discount and debt issuance costs - related parties	491	448	407
Interest expense - related parties	$2,541	$2,498	$2,457
Total interest expense	$10,166	$9,991	$9,830

The remaining total unamortized debt discount and debt offering costs related to the Company’s 2022 Convertible Notes and 2022 Convertible Notes – related parties of $0.5 million as of December 31, 2021, will be amortized using the effective interest rate over the remaining term of three months from the balance sheet date. The annual effective interest rate is 9.5% for the 2022 Convertible Notes and 2022 Convertible Notes – related parties.

2025 Term Loan

On January 7, 2019 (the “2025 Term Loan Closing Date”), the Company entered into a credit agreement (the “2025 Term Loan”) with affiliates of Healthcare Royalty Partners (together, the “Lender”). The 2025 Term Loan consists of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). The obligations of the Company under the loan documents are guaranteed by the Company’s material domestic United States subsidiaries.

The Borrowings under the 2025 Term Loan bear interest through maturity at 7.00% per annum plus three month LIBOR. Pursuant to the terms of the 2025 Term Loan, the interest rate was reduced to 6.75% per annum plus LIBOR as of January 1, 2020 as the consolidated net sales for UDENYCA for the fiscal year ending December 31, 2019 were in excess of $250.0 million. Interest is payable quarterly in arrears. Under the prospective method to account for future cash payments adopted by the Company, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2021, the effective interest rate was 10.7%.

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. However, in January 2022, the Company entered into the 2027 Term Loans (see Note 14. Subsequent Events) and voluntarily prepaid all amounts outstanding under the 2025 Term Loan, pursuant to which a payoff amount of $81.9 million was outstanding. Since the Company expected to refinance the 2025 Term Loan with proceeds from Tranche A of the 2027 Term Loans which was funded on January 5, 2022 and will mature in 2027, the 2025 Term Loan was classified as non-current on the December 31, 2021 consolidated balance sheets.

If all or any of the Borrowings are prepaid or required to be prepaid under the 2025 Term Loan, then the Company shall pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Credit Agreement Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the 2025 Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the 2025 Term Loan Closing Date but on or prior to the four year anniversary of the 2025 Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the 2025 Term Loan Closing Date but on or prior to the five year anniversary of the 2025 Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the 2025 Term Loan, the Company paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings (or upon the date such prepayment or repayment is required to be paid), it is required to pay an additional exit fee in an amount equal to 4.00% of the total principal amount of the Borrowings.

The obligations under the 2025 Term Loan are secured by a lien on substantially all of the Company’s tangible and intangible property, including intellectual property. The 2025 Term Loan contains certain affirmative covenants, negative covenants and events of default, including, covenants and restrictions that among other things, restrict the ability of the Company and its subsidiaries to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, in asset sales, and declare dividends or redeem or repurchase capital stock. Additionally, the consolidated net sales for UDENYCA must not be lower than $70.0 million for the fiscal year ending December 31, 2019, (b) $125.0 million for the fiscal year ending December 31, 2020, and (c) $150.0 million for each fiscal year thereafter. A failure to comply with these covenants could permit the Lender under the 2025 Term Loan to declare the Borrowings, together with accrued interest and fees, to be immediately due and payable.

As of December 31, 2021, the Company was in full compliance with these covenants and there were no events of default under the 2025 Term Loan.

The following table summarizes components of the 2025 Term Loan:

	December 31,
(in thousands)	2021	2020
Principal amount of the 2025 Term Loan	$75,000	$75,000
Exit fee due on payment of 2025 Term Loan	3,000	3,000
2025 Term Loan, gross	78,000	78,000
Unamortized exit fee, debt discount and debt issuance costs, net	(2,487)	(3,519)
Net carrying amount of 2025 Term Loan	$75,513	$74,481

The following table presents the components of interest expense of the 2025 Term Loan:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stated coupon interest	$7,034	$7,053	$7,063
Accretion of debt discount and debt issuance costs	1,032	818	709
Interest expense	$8,066	$7,871	$7,772

In January 2022, the 2025 Term Loan was refinanced with proceeds from the 2027 Term Loans which mature in 2027 (see Note 14. Subsequent Events). Therefore, the 2025 Term Loan was classified as non-current on the consolidated balance sheets at December 31, 2021. If the refinancing had not occurred, the future payments on the 2025 Term Loan as of December 31, 2021 would be as follows:

Year ending December 31, (in thousands)
2022	$29,294
2023	27,130
2024	24,972
2025	8,780
Total minimum payments	90,176
Less amount representing interest	(12,176)
2025 Term Loan, gross	78,000
Less unamortized exit fee, debt discount and debt issuance costs, net	(2,487)
Net carrying amount of 2025 Term Loan	$75,513
8.

8.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of December 31, 2021, the Company’s non-cancelable contractual obligations under the terms of its agreements are as follows:

Years ending December 31, (in thousands)
2022	$27,052
2023	16,300
2024	10,108
2025	268
2026	179
Total obligations	$53,907

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

Legal Proceedings

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If its determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. The Company did not have any material accruals in the consolidated balance sheets as of December 31, 2021 and 2020.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

9.Leases

The Company leases approximately 47,789 square feet of office space for its corporate headquarters in Redwood City, California. This lease terminates in September 2024 and contains a one-time option to extend the lease term for five years. The Company also leases approximately 25,017 square feet for its laboratory facilities in Camarillo, California which commenced in January 2020. This lease terminates in May 2027 and contains a one-time option to extend the lease term for five years. Both facility leases provide for certain limited rent abatement and annual scheduled rent increases over their respective lease terms.

The Company determined that the above facility leases were operating leases. The options to extend the lease terms for these leases were not included as part of the right-of-use asset or lease liability as it was not reasonably certain the Company would exercise those options.

In 2019, the Company entered into a vehicle lease agreement, pursuant to which the Company currently leases approximately 50 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle is 36 months and commences upon the delivery of the vehicle. The vehicles leased under this arrangement were classified as finance leases.

For the leases that commenced prior to January 1, 2019 (adoption date of ASC 842), the Company determined the present value of the lease payments using the incremental borrowing rate on that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

Supplemental information related to the Company’s leases is as follows:

(in thousands)		December 31,
Assets	Balance Sheet Classification	2021	2020
Operating lease	Other assets, non-current	$8,193	$9,956
Finance lease	Property and equipment, net	1,220	1,451
Total leased assets		$9,413	$11,407

(in thousands)		December 31,
Liabilities	Balance Sheet Classification	2021	2020
Operating lease liabilities, current	Accrued and other current liabilities	$2,751	$2,573
Operating lease liabilities, non-current	Lease liabilities, non-current	6,753	9,073
Total operating lease liabilities		$9,504	$11,646

Finance lease liabilities, current	Accrued and other current liabilities	$741	$560
Finance lease liabilities, non-current	Lease liabilities, non-current	498	875
Total finance lease liabilities		$1,239	$1,435

Operating lease costs were $3.1 million, $3.1 million and $2.4 million in 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of the operating lease liabilities in 2021 and 2020 was $3.4 million and $3.2 million, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows. Finance lease costs and cash paid for amounts included in the measurement of finance lease liabilities were immaterial during 2021, 2020 and 2019.

As of December 31, 2021, the maturities of the lease liabilities were as follows:

Years ending December 31, (in thousands)	Operating leases	Finance leases
2022	$3,401	$790
2023	3,560	449
2024	3,014	61
2025	412	—
2026 and thereafter	416	—
Total lease payments	10,803	1,300
Less imputed interest	(1,299)	(61)
Lease liabilities	$9,504	$1,239

As of December 31, 2021 and 2020, the weighted average remaining lease term for operating leases was 3.2 years and 4.1 years, respectively. The weighted average discount rate used to determine the operating lease liabilities was 8.0% and 8.1% as of December 31, 2021 and 2020, respectively. The weighted average remaining lease term for finance leases was 1.7 years and 2.4 years as of December 31, 2021 and 2020, respectively. The weighted average discount rate used to determine the finance lease liabilities was 5.8% as of December 31, 2021 and 2020, respectively.

10.Stock-Based Compensation and Employee Benefits

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan, which became effective upon the closing of the Company’s IPO on November 6, 2014. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. While the 2014 Plan allows for non-qualified or incentive stock options, all option grants made since June 2016 have been for non-qualified stock options. Under the 2010 Plan, no awards have been issued since 2014, and there were no shares of common stock available for future issuance as of December 31, 2021. There were 468,671 shares of common stock available for future issuance as of December 31, 2021 under the 2014 Plan.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2021, the Company had 446,037 shares of common stock available for future issuance for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

Stock option exercises are settled with common stock from the plans’ previously authorized and available pool of shares. If any shares subject to an award granted under the 2014 Plan or the 2016 Plan expire or become forfeited, terminated or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back into the authorized pool. The annual grant to eligible employees can vary on the type of award, and the award size is determined by the employee’s grade level.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 Plan and the 2014 Plan:

	Options Outstanding
		Weighted-
	Number of	Average
	Options	Exercise Price
Balances at December 31, 2020	19,014,835	$15.41
Granted - at fair value	4,559,125	$16.62
Exercised	(1,316,361)	$7.91
Forfeited/Canceled	(2,297,784)	$17.96
Balances at December 31, 2021	19,959,815	$15.89

Additional information related to the status of options as of December 31, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Terms	Value (in
	Options	Price	(Years)	thousands)
Options outstanding	19,959,815	$15.89	6.4	$47,892
Options vested and exercisable	13,453,683	$15.56	5.4	$43,291

During the years ended December 31, 2021, 2020 and 2019, the estimated weighted-average grant-date fair value of options granted was $9.80, $10.94 and $9.52 per share, respectively, and the aggregate intrinsic value of options exercised was $9.7 million, $14.6 million and $10.3 million, respectively. The intrinsic value is defined as the difference between the current market value and the exercise price.

The Company recognized stock-based compensation expense of $36.7 million, $30.3 million and $31.4 million in 2021, 2020 and 2019, respectively, related to stock options. As of December 31, 2021, total unrecognized stock-based compensation expenses related to unvested stock options was $61.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) primarily to its employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest over one to three years from the applicable grant date, provided the employee remains continuously employed with the Company. The estimated fair value of RSUs is based on the closing price of our common stock on the grant date.

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2020	1,009,657	$17.91
RSUs granted	1,652,512	$16.86
RSUs vested	(465,930)	$18.10
RSUs canceled	(352,507)	$17.54
Balances at December 31, 2021	1,843,732	$17.00

The total fair value of RSUs vested was $8.4 million, $4.1 million and $2.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. The total estimated grant date fair value of RSUs was $27.9 million, $21.2 million and $4.3 million granted during the years ended December 31, 2021, 2020 and 2019, respectively. The estimated weighted-average grant-date fair value per share of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $16.86, $17.86 and $15.11, respectively.

The Company recognized stock-based compensation expense related to RSUs of $13.5 million, $6.5 million and $0.8 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized stock-based compensation expenses related to unvested RSUs was $20.7 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the ESPP. The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 3,238,648 shares of common stock available for future issuance as of December 31, 2021. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of the ESPP are on May 16 and November 16. The Company recognized stock-based compensation expense related to the ESPP of $1.2 million, $1.4 million and $1.3 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $0.6 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 4.5 months.

Stock-Based Compensation

Stock-based compensation expense is reflected in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of goods sold (1)	$1,099	$583	$108
Research and development	18,688	13,837	12,912
Selling, general and administrative	31,577	23,740	20,571
Stock-based compensation expense	$51,364	$38,160	$33,591

Capitalized stock-based compensation expense into inventory	$1,025	$1,460	$1,735
(1)	Stock-based compensation capitalized into inventory is recognized as cost of sales when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)
Stock options	6.08	6.10	6.00
ESPP	0.50	0.50	0.50
Expected volatility
Stock options	65%	68%	69%
ESPP	42%	58%	61%
Risk-free interest rate
Stock options	0.89%	1.09%	2.29%
ESPP	0.06%	0.13%	1.89%
Expected dividend yield
Stock options	—%	—%	—%
ESPP	—%	—%	—%

Expected Term: The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term. Through December 31, 2020, the Company elected to use the “simplified method” for estimating the expected term, which is calculated as the mid-point between the vesting period and the contractual term of the options, as it has limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior. Beginning January 1, 2021, the expected term is calculated using historical exercise data.

Expected Volatility: The expected volatility in 2021, 2020 and 2019 is based on the Company’s historical stock price volatility.

Risk-Free Interest Rate: The Company based the risk-free interest rate by using an equivalent to the expected term based on the United States Treasury constant maturity rate as of the date of grant.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model.

401(k) Retirement Plan

In 2019, the Company’s Compensation Committee approved the Company’s matching of the employees 401(k) Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. Beginning January 1, 2021, the Company made matching contributions of 100% of the first 4% of eligible compensation, up to a maximum of $7,500. In 2020 and 2019, the Company made matching contributions of 50% of the first $6,000 of each participant’s contributions. The Company recorded compensation expense related to the match of $1.7 million, $0.8 million and $0.8 million in 2021, 2020 and 2019, respectively.

11.Income Taxes

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$(287,058)	$133,615	$92,585
Foreign	(42)	2,092	190
Total	$(287,100)	$135,707	$92,775

Provision for income taxes:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	3,463	2,942
Foreign	—	—	—
Subtotal	$—	$3,463	$2,942

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Provision for income taxes	$—	$3,463	$2,942

There was no income tax provision in 2021 due to the Company’s history of losses and valuation of allowances against the deferred tax assets. The income tax provisions in 2020 and 2019 of $3.5 million and $2.9 million, respectively, primarily relate to state taxes in jurisdictions outside of California, for which the Company has a limited operating history.

A reconciliation of the statutory United States federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Percent of pre-tax income:
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.6	2.0	1.5
Foreign rate differences	(0.0)	(0.3)	(0.1)
Permanent items	0.2	0.4	(0.6)
Research and development credit	2.6	(4.8)	(4.8)
Stock based compensation costs	(1.2)	1.3	1.3
Other	(0.0)	(0.3)	(0.7)
Change in valuation allowance	(25.2)	(16.7)	(14.4)
Effective income tax rate	(0.0)%	2.6%	3.2%

The components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 consist of the following:

	December 31,
(in thousands)	2021	2020
Net operating loss carryforwards	$117,793	$94,043
Research and development credits	58,039	49,965
Depreciation and amortization	40,620	9,672
Stock-based compensation	30,565	25,983
Sales related accruals	17,299	16,404
Other accruals	11,798	8,013
Gross deferred tax assets	276,114	204,080
Right-of-use asset	(2,167)	(2,566)
In-process research and development	(603)	(589)
Gross deferred tax liabilities	(2,770)	(3,155)
Total net deferred tax asset	273,344	200,925
Less valuation allowance	(273,344)	(200,925)
Net deferred tax assets	$—	$—

   The tax benefit of net operating losses, temporary differences and credit carry forwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its Federal net deferred tax assets and certain state net deferred tax assets will not be realized, and therefore, the Company has fully offset the Federal and certain state net deferred tax assets by a valuation allowance as of December 31, 2021 and 2020.

The valuation allowance increased by $72.4 million during the year ended December 31, 2021 and decreased by $22.7 million and $13.4 million during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2021, the Company had operating loss carryforwards for federal income of $533.5 million, which will start to expire in the year 2036, and various states net operating loss carryforwards of $83.7 million, which have various expiration dates beginning in 2031.

As of December 31, 2021, the Company had federal research and development credit carryforwards for federal income tax purposes of $54.0 million, which will start to expire in the year 2031, and state research and development credit carryforwards of $23.5 million, which have no expiration date.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. The Company files United States, California and other state income tax returns with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits during 2021, 2020 and 2019  is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$13,243	$11,603	$18,115
Additions based on tax positions related to current year	2,038	1,749	1,206
Additions (reductions) for tax positions of prior years	214	(109)	(7,718)
Balance at end of year	$15,495	$13,243	$11,603

As of December 31, 2021, 2020 and 2019, the Company had $15.5 million, $13.2 million and $11.6 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. During 2021, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next twelve months from the balance sheet date as reductions for tax positions of prior years.

The Company files United States, state and foreign income tax returns with varying statutes of limitations. The tax years from inception in 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

12.Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share:

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Basic net (loss) income per share
Numerator:
Net (loss) income	$(287,100)	$132,244	$89,833
Denominator:
Weighted-average common shares outstanding	75,449,632	71,411,705	69,679,916
Basic net (loss) income per share	$(3.81)	$1.85	$1.29

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(287,100)	$132,244	$89,833
Add interest expense on 2026 Convertible Notes, net of tax	—	3,307	—
Numerator for diluted net (loss) income per share	(287,100)	135,551	89,833
Denominator:
Denominator for basic net (loss) income per share	75,449,632	71,411,705	69,679,916
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	3,455,646	3,491,272
Restricted stock units	—	167,597	14,755
Shares issuable upon conversion of convertible notes	—	8,456,950	—
Denominator for diluted net (loss) income per share	75,449,632	83,491,898	73,185,943
Diluted net (loss) income per share	$(3.81)	$1.62	$1.23

The following outstanding dilutive potential shares were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

The following outstanding dilutive potential shares were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:he following outstanding dilutive potential shares were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Stock options, including shares subject to ESPP	19,895,097	9,521,403	10,412,471
Restricted stock units	1,811,607	7,689	22,068
Shares issuable upon conversion of 2022 Convertible Notes	4,473,871	4,473,871	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	—	—
Total	38,122,727	14,002,963	14,908,410

13.	Related Party Transactions

Convertible Notes — Related Parties

In February 2016, the Company issued the 2022 Convertible Notes to certain related parties (certain companies affiliated with members of the Company’s board of directors), for an aggregate principal amount of $25.0 million (see Note 7. Debt Obligations).

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 and the Letter Agreement with Junshi Biosciences related to the Collaboration Agreement dated January 9, 2022 (See Note 6. Collaborations and Other Arrangements). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan

Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences and recognized stock-based compensation expense of $0.8 million. The Company recorded cash consulting expense of $0.2 million and $0.3 million in 2021 and 2020, respectively, with respect to these consulting services. Total liabilities recognized in accounts payable and accrued and other current liabilities on the consolidated balance sheets with respect to these services were $0.0 million and $0.3 million as of December 31, 2021 and 2020, respectively.

14.	Subsequent Events

2027 Term Loans

In January 2022, the Company entered into the Loan Agreement with the Collateral Agent and the Lenders that provides for a senior secured term loan facility of up to $400.0 million (inclusive of a $100.0 million uncommitted additional facility amount) to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million to be funded no later than April 1, 2022, subject to the delivery of evidence of repayment, repurchase or redemption of indebtedness outstanding under our 8.2% Convertible Notes due 2022 and certain customary deliverables; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. The Company has the right to request an uncommitted additional facility amount of up to $100.0 million after the Tranche A Closing Date that will be subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.00%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing after January 5, 2026.

In January 2022, the Company paid to the Lenders a funding fee equal to 2.00% of the Lenders’ total committed amount to fund the Tranche A Loan, Tranche B Loan, Tranche C Loan and Tranche D Loan, payable on the Tranche A Closing Date. In addition, in the event any of the 2027 Term Loans is prepaid in whole or in part prior to the Maturity Date or is accelerated, it will be subject to a prepayment fee. Prior to the third anniversary of the Tranche A Closing Date, the prepayment fee is 3.00% of the principal amount prepaid. After the third anniversary but prior to the fourth anniversary of the Tranche A Closing Date, the prepayment fee is 2.00% of the principal amount prepaid; thereafter and prior to the Maturity Date, the prepayment fee is 1.00% of the principal amount prepaid. In addition to the prepayment fees, in connection with a full or partial prepayment of a tranche prior to the second anniversary of the applicable funding, a “make-whole” amount will be payable equal to the foregone interest from the date of prepayment through the second anniversary of the Tranche A Closing Date.

The obligations under the Loan Agreement are secured pursuant to customary security documentation, including a guaranty and security agreement among the Credit Parties and the Collateral Agent which provides for a lien on substantially all of the Company’s tangible and intangible assets and property, including intellectual property.

Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund our general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; and proceeds of the Tranche B Loan will be used at our option to repay, repurchase or redeem in cash, in full, our existing 8.2% Convertible Notes due 2022 as well as all associated costs and expenses.

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes affirmative covenants, such as the requirement to maintain minimum trailing twelve month net sales in an amount that begins at $200 million in the current quarter and increases to $210 million for the quarter ended March 30, 2024 and increases to be as much as $300 million for the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to, incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or our breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement. A change of control of Coherus triggers a mandatory prepayment of the 2027 Term Loans within ten business days.

Junshi Biosciences – TIGIT Option Exercises

On January 9, 2022, the Company entered into a Letter Agreement with Junshi Biosciences related to the Collaboration Agreement (the “TIGIT Exercise Letter Agreement”). Under the TIGIT Exercise Letter Agreement, the Company notified Junshi Biosciences of its election to exercise the license option for the TIGIT program described in the Collaboration Agreement (the “TIGIT Program”), with the TIGIT Exercise Letter Agreement effective on the date that all applicable waiting periods and approvals required under antitrust laws with respect to such exercise by the Company of the license option for the TIGIT Program have expired or have been terminated (in the case of waiting periods) or been received (in the case of approvals), in each case, without the imposition of any conditions (the “TIGIT Exercise Letter Agreement Effective Date”). The Company will pay the option exercise payment of $35.0 million to Junshi Biosciences no later than 10 days following the TIGIT Exercise Letter Agreement Effective Date and, if applicable, will pay up to $255 million in development regulatory and sales milestones and an 18% royalty on net product revenue as set forth under the Collaboration Agreement. Pursuant to the TIGIT Exercise Letter Agreement, Coherus will lead further development of the TIGIT antibodies included in the TIGIT Program, including JS006, in the United States and Canada, after the date it makes the option exercise payment and will be responsible for the associated development costs as set forth in the Collaboration Agreement.

In January 2022, the Company initiated the process for the exercise of our option to license JS006, a TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences, expanding the companies’ 2021 immuno-oncology collaboration agreement. Antibodies blocking TIGIT (T cell immunoglobulin and ITIM domain) have shown potential for synergistic anti-tumor activity in combination with PD-1/PD-L1 inhibitors. In pre-clinical studies, JS006 has demonstrated strong binding affinity and inhibition of the TIGIT pathway. IND applications allowing clinical development of JS006 have been approved in China and in the United States. A dose escalation, dose expansion clinical trial (NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of JS006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The Company plans to advance toripalimab in combination with JS006 in a clinical trial in North America later in 2022.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

February 23, 2022

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/18/2020	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4/17/2020	4.1

10.1†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.2†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.3(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.3(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.4(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.5(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.6#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.7#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.8†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.9(a)†	Task Order Number 13, effective October 18, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(a)

10.9(b)†	Amendment Number 1 to Task Order Number 13, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(b)

10.9(c)†	Amendment Number 2 to Task Order Number 13, effective May 21, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(c)

10.9(d)†	Amendment Number 3 to Task Order Number 13, effective May 30, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(d)

10.9(e)†	Amendment Number 4 to Task Order Number 13, effective August 19, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.16(e)

10.10(a)†	Task Order Number 20, effective November 8, 2013, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(a)

10.10(b)†	Amendment Number 1 to Task Order Number 20, effective April 23, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(b)

10.10(c)†	Amendment Number 2 to Task Order Number 20, effective June 27, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(c)

10.10(d)†	Amendment Number 3 to Task Order Number 20, effective September 5, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	S-1/A	10/24/2014	10.17(d)

10.11(a)†	Master Services Agreement, effective February 27, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(a)

10.11(b)†	Work Order #1, effective March 31, 2015, by and between a contract research organization and Coherus BioSciences, Inc.	10-Q	5/11/2015	10.2(b)

10.12	Task Order Number 23, effective November 12, 2014, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.1

10.13	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.14	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.15	Convertible Note Purchase Agreement, dated as of February 29, 2016, by and among Coherus Biosciences, Inc., as Issuer, HealthCare Royalty Partners III, L.P., MX II Associates LLC, KMG Capital Partners, LLC and KKR Biosimilar L.P., each as an Investor, and the Guarantors party thereto (including the form of Note attached thereto as Exhibit A).	8-K	2/29/2016	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.16	Amendment to Convertible Note Purchase Agreement, dated as of March 25, 2016, by and among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	10-Q	5/9/2016	10.2

10.17(a)#	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.17(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.17(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.17(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.18	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.19	Stock Purchase Agreement, dated as of August 21, 2017, by and between Coherus BioSciences, Inc. and V-Sciences Investments Pte Ltd.	8-K	8/22/2017	10.1

10.20	Stock Purchase Agreement, dated as of November 30, 2017, by and between Coherus BioSciences, Inc. and KBI Biopharma, Inc.	8-K	12/5/2017	10.1

10.21	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.22†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.23	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.24	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.25††	License Agreement, dated November 4, 2019, by and between Coherus BioSciences, Inc. and Bioeq IP AG	10-K	2/27/2020	10.29

10.26††	License Agreement, dated January 13, 2020, by and between Coherus BioSciences, Inc. and Innovent Biologics (Suzhou) Co., Ltd.	10-K	2/27/2020	10.30

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.27	Second Amendment to Senior Convertible Note Purchase Agreement, dated April 13, 2020, by and among Coherus Biosciences, Inc., the Guarantors party thereto and HealthCare Royalty Partners III, L.P.	8-K	4/14/2020	10.1

10.28††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.29	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.1

10.30	Stock Purchase Agreement, dated February 1, 2021, by and between the Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.2

10.31	Loan Agreement dated as of January 5, 2022 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K	1/7/2022	10.1

10.32††	Letter Agreement, dated January 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

COHERUS BIOSCIENCES, INC.

Date: February 23, 2022	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Lanfear and McDavid Stilwell, his attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2022

/s/ McDavid Stilwell McDavid Stilwell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2022

/s/ Lee Nisley Newcomer Lee Nisley Newcomer	Director	February 23, 2022

/s/ Ali J. Satvat Ali J. Satvat	Director	February 23, 2022

/s/ Mark D. Stolper Mark D. Stolper	Director	February 23, 2022

/s/ Kimberly J. Tzoumakas Kimberly J. Tzoumakas	Director	February 23, 2022

/s/ Mats Wahlström Mats Wahlström	Director	February 23, 2022