Form 10-Q
period 2022-03-31
Coherus BioSciences, Inc.
filed 2022-05-05
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, 77,422,970 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products in the United States;

●	our expectations regarding our ability to develop and commercialize toripalimab and CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;

●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab, timing to resubmit the original BLA for toripalimab and timing of the review for the original BLA resubmission for toripalimab;

●	whether our CIMERLI™ partner, Bioeq AG (“Bioeq”), will be able to obtain regulatory approval in the United States, whether we or Bioeq can overcome import restrictions that could affect the timing of the launch in the United States, or whether we will be able successfully to initiate sales of Bioeq’s biosimilar candidate upon such approval;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of hostilities in Ukraine on our business and prospects.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$325,680	$417,195
Trade receivables, net	117,039	123,022
Inventory	36,945	37,642
Prepaid manufacturing	13,418	13,666
Other prepaid and other assets	19,361	10,798
Total current assets	512,443	602,323
Property and equipment, net	7,998	7,813
Inventory, non-current	59,427	55,610
Goodwill and intangible assets	3,563	3,563
Other assets, non-current	9,956	10,025
Total assets	$593,387	$679,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,092	$16,159
Accrued rebates, fees and reserves	71,894	79,027
Accrued compensation	14,870	22,014
Accrued and other current liabilities	45,892	48,127
Total current liabilities	153,748	165,327
Term loans	195,849	75,513
Convertible notes	224,607	332,767
Lease liabilities, non-current	6,518	7,251
Other liabilities, non-current	102	750
Total liabilities	580,824	581,608
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 77,338,171 and 76,930,096 at March 31, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital	1,158,766	1,147,843
Accumulated other comprehensive loss	(272)	(270)
Accumulated deficit	(1,145,938)	(1,049,854)
Total stockholders' equity	12,563	97,726
Total liabilities and stockholders’ equity	$593,387	$679,334

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$60,115	$83,034
Costs and expenses:
Cost of goods sold	9,370	7,511
Research and development	82,917	203,492
Selling, general and administrative	48,753	39,391
Total costs and expenses	141,040	250,394
Loss from operations	(80,925)	(167,360)
Interest expense	(8,969)	(5,648)
Loss on debt extinguishment	(6,222)	—
Other income, net	32	61
Net loss before income taxes	(96,084)	(172,947)
Income tax provision	—	—
Net loss	$(96,084)	$(172,947)

Basic and diluted net loss per share	$(1.24)	$(2.37)

Weighted-average number of shares used in computing basic and diluted net loss per share	77,253,699	72,832,953

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(96,084)	$(172,947)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(37)
Foreign currency translation adjustments, net of tax	(2)	—
Comprehensive loss	$(96,086)	$(172,984)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(96,084)	(96,084)
Issuance of common stock upon exercise of stock options	102,632	—	544	—	—	544
Issuance of common stock upon vesting of restricted stock units ("RSUs")	491,087	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(185,644)	—	(2,658)	—	—	(2,658)
Stock-based compensation expense	—	—	13,037	—	—	13,037
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Balances at March 31, 2022	77,338,171	$7	$1,158,766	$(272)	$(1,145,938)	$12,563

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Net loss	—	—	—	—	(172,947)	(172,947)
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of RSUs	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Other comprehensive loss, net of tax	—	—	—	(37)	—	(37)
Balances at March 31, 2021	73,122,908	$7	$1,063,672	$(307)	$(935,701)	$127,671

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(96,084)	$(172,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	767	849
Stock-based compensation expense	12,879	16,884
Write-off of prepaid manufacturing services related to the termination of CHS-2020	—	3,210
Non-cash interest expense from amortization of debt discount & issuance costs	3,696	1,001
Upfront and option payments to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences")	35,000	145,000
Loss on debt extinguishment	6,222	—
Other non-cash adjustments, net	592	978
Changes in operating assets and liabilities:
Trade receivables, net	5,991	16,663
Inventory	(2,962)	(11,378)
Prepaid manufacturing	248	2,109
Other prepaid, current and non-current assets	(7,632)	(4,621)
Accounts payable	4,757	203
Accrued rebates, fees and reserves	(7,133)	(3,327)
Accrued compensation	(7,144)	(10,154)
Accrued and other current and non-current liabilities	(3,242)	16,897
Net cash (used in) provided by operating activities	(54,045)	1,367

Investing activities
Purchases of property and equipment	(615)	(145)
Purchases of investments in marketable securities	—	(140,330)
Upfront and option payments to Junshi Biosciences	(35,000)	(145,000)
Net cash used in investing activities	(35,615)	(285,475)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	191,190	—
Proceeds from issuance of common stock upon exercise of stock options	544	4,329
Taxes paid related to net share settlement of RSUs	(2,658)	(1,730)
Repayment of 2022 Convertible Notes and premiums	(109,000)	—
Repayment of 2025 Term Loan, premiums and exit fees	(81,750)	—
Other financing activities	(181)	(160)
Net cash (used in) provided by financing activities	(1,855)	2,439

Net decrease in cash, cash equivalents and restricted cash	(91,515)	(281,669)
Cash, cash equivalents and restricted cash at beginning of period	417,635	541,598
Cash, cash equivalents and restricted cash at end of period	$326,120	$259,929

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. The Company’s strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The United States Food and Drug Administration (“FDA”) approved YUSIMRY™ in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc. (“AbbVie”).

The Company’s product pipeline comprises the following five product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences; CIMERLI, a Lucentis biosimilar candidate in-licensed for commercial rights in the United States and Canada from Bioeq; CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and two wholly-owned preclinical immuno-oncology programs, CHS-1000, an antibody targeting ILT4, and CHS-3318, an antibody targeting CCR8. In May 2022, the Company discontinued development of a bevacizumab (Avastin) biosimilar product candidate it had in-licensed for commercial rights in the United States from Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”).

Basis of Consolidation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Accounting estimates and judgements are inherently uncertain and therefore actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

	March 31,
(in thousands)	2022	2021
At beginning of period:
Cash and cash equivalents	$417,195	$541,158
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$417,635	$541,598

At end of period:
Cash and cash equivalents	$325,680	$259,489
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$326,120	$259,929

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

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

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated comprehensive income loss, with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses on available-for-sale securities are included in other income, net, based on the specific identification method.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company recorded net revenue of $60.1 million and $83.0 million during the three months ended March 31, 2022 and 2021, respectively.

Gross revenues by significant customer as a percentage of total gross revenues are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
McKesson Corporation	39%	39%
AmeriSource-Bergen Corporation	43%	38%
Cardinal Health, Inc.	17%	21%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Three Months Ended March 31, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	105,737	20,269	20,288	146,294
Prior period	(1,081)	(1,721)	(344)	(3,146)
Payments and customer credits issued	(107,625)	(24,216)	(22,440)	(154,281)
Balances at March 31, 2022	$26,696	$48,336	$23,558	$98,590

	Three Months Ended March 31, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	114,670	30,233	25,130	170,033
Prior period	(2,316)	(1,888)	(823)	(5,027)
Payments and customer credits issued	(123,441)	(27,373)	(26,157)	(176,971)
Balances at March 31, 2021	$29,493	$55,030	$26,910	$111,433

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

3.       Fair Value Measurements

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash and cash equivalents, and restricted cash. There were no unrealized gains and losses in the Company’s investments in these money market funds in either the first quarter of 2022 or 2021.

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	Fair Value Measurements
	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$325,680	$—	$—	$325,680
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$326,120	$—	$—	$326,120

	Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$417,165	$—	$—	$417,165
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$417,605	$—	$—	$417,605

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Raw Materials	$5,317	$4,870
Work in process	69,005	65,117
Finished goods	22,050	23,265
Total	$96,372	$93,252

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following tables presents the inventory balance sheet classifications:

	March 31,	December 31,
(in thousands)	2022	2021
Inventory	$36,945	$37,642
Inventory, non-current	59,427	55,610
Total	$96,372	$93,252

Prepaid manufacturing of $13.4 million as of March 31, 2022 includes prepayments of $9.0 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $4.4 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $13.7 million as of December 31, 2021 included prepayments of $8.3 million to a CMO for manufacturing services for UDENYCA; and prepayments of $5.4 million to various CMOs for research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward other development programs. As a result, during the quarter ended March 31, 2021, the Company recognized $11.5 million within research and development expenses on its condensed consolidated statement of operations, which included an impairment charge of $3.2 million for the write-off of prepaid manufacturing services no longer deemed to have future benefits.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$12,409	$11,876
Computer equipment and software	3,042	3,033
Furniture and fixtures	1,129	1,129
Leasehold improvements	5,942	5,942
Finance lease right of use assets	2,342	2,294
Construction in progress	750	388
Total property and equipment	25,614	24,662
Accumulated depreciation and amortization	(17,616)	(16,849)
Property and equipment, net	$7,998	$7,813

Depreciation and amortization expense was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Capitalized interest costs were not material at March 31, 2022 and December 31, 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued manufacturing and clinical	$15,237	$30,541
Accrued co-development costs for toripalimab	15,115	1,926
Lease liabilities, current	3,370	3,492
Accrued other	12,170	12,168
Total Accrued and other current liabilities	$45,892	$48,127

6.       Collaborations and Other Arrangements

Junshi Biosciences

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to toripalimab in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of toripalimab in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. The Company will lead further development of CHS-006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various regulatory and sales milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. The Company recognized research and development expense of $50.1 million, inclusive of the $35.0 million option fee, for the three months ended March 31, 2022, and $151.6 million inclusive of $145.0 million for the upfront payment for the exclusive rights to toripalimab for the three months ended March 31, 2021. Accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022 included $15.1 million related to the co-development, regulatory and technology transfer costs related to these programs. The Company entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement.

As of March 31, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee will be incurred or when royalties are due.

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

Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, the Company entered into a license agreement (the “License Agreement”) with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (“bevacizumab Licensed Product”) in the United States and Canada (the “Territory”). Under the License Agreement, Innovent granted to the Company an exclusive, royalty-bearing license to develop and commercialize the bevacizumab Licensed Product in the field of treatment, prevention or amelioration of any human diseases and conditions as included in the label of Avastin. Under the License Agreement, the Company also acquired an option to develop and commercialize Innovent’s biosimilar version of rituximab (Rituxan®) in any dosage form and presentations (the “rituximab Licensed Product” and together with the bevacizumab Licensed Product, the “Innovent Licensed Products”) in the Territory.

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option was exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. During the three months ended March 31, 2022 and 2021, the Company’s research and development expense related to bevacizumab Licensed Product development activities directly with Innovent was immaterial. As of March 31, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

On May 3, 2022, the Company provided notice of termination of the License Agreement to Innovent pursuant to Section 13.6 of the License Agreement. In connection therewith, the Company has discontinued development of the bevacizumab Licensed Product.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The Company is obligated to pay Bioeq an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due. As of March 31, 2022, the Company did not have any outstanding obligations for milestones or royalties to Bioeq.

7.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy, is as follows:

	At March 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$200,000	$(4,151)	$195,849	$195,849	*
2026 Convertible Notes	$230,000	$(5,393)	$224,607	$228,275	Level 2

	At December 31, 2021
(in thousands)	Principal Amount	Unamortized Exit Fee, Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2026 Convertible Notes	$230,000	$(5,712)	$224,288	$271,860	Level 2
2022 Convertible Notes	$109,000	$(521)	$108,479	$108,361	Level 3
2025 Term Loan	$75,000	$513	$75,513	$75,513	*

*	The principal amount outstanding is subject to a variable interest rate, which is based on the three-month LIBOR plus a fixed percentage. Therefore, the Company believes the carrying amount of these obligations approximates fair value.

2027 Term Loans

The Company entered into a loan agreement (the “Loan Agreement”) with BioPharma Credit, PLC, (as the “Collateral Agent”), BPCR Limited Partnership (as a “Lender”), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) that was funded on March 31, 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) to be funded at the Company’s option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for the Company’s product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”) to be funded at the Company’s option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for the Company’s product candidate CHS-201 (ranibizumab biosimilar) in the United States. The Company has the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund the Company’s general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the Company’s $75.0 million aggregate principal credit agreement with affiliates of Healthcare Royalty Partners (the “2025 Term Loan”), as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; in March 2022, proceeds of the Tranche B Loan were used to repay in full all amounts outstanding under the Company’s $100.0 million aggregate principal amount 8.2% Convertible Senior Notes (the “2022 Convertible Notes”), as well as all associated costs and expenses pursuant to which a payoff amount of $111.1 million was outstanding.

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes affirmative covenants, such as the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200.0 million for the quarter ending March 31, 2022, increases to $210.0 million for the quarter ended March 31, 2024, increases to $230.0 million for the quarter ending June 30, 2024, increases to $270.0 million for the quarter ending September 30, 2024, and increases to $300.0 million for the quarter ended December 31, 2024 and thereafter. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict the Company’s ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement. A change of control of the Company triggers a mandatory prepayment of the 2027 Term Loans within ten business days.

As of March 31, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the funded and unfunded tranches. The debt discount and issuance costs allocated to Tranche A have been presented as a deduction to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period and recognized as interest expense in the first quarter of 2022. Until the unfunded Tranche C and Tranche D have been drawn, the associated debt discounts and issuance costs have been deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing date of Tranche B on March 31, 2022, the Company incurred an additional $1.0 million in debt issuance costs which is presented as a deduction to the 2027 Term Loan balance. As of March 31, 2022, the remaining unamortized debt discount and debt offering costs related to Tranches A and B of $4.2 million will be amortized using the effective interest rate over the remaining term of 4.8 years. The overall effective interest rate for Tranches A and B was 9.8% as of March 31, 2022.

The following table presents the components of interest expense related to the 2027 Term Loans:

Three Months Ended
March 31,
(in thousands)	2022
Stated coupon interest	$2,210
Amortization of debt discount and debt issuance costs, Tranche B	2,265
Amortization of debt discount and debt issuance costs, unfunded Tranches C and D	446
Amortization of debt discount and debt issuance costs, funded Tranche A	130
Total interest expense	$5,051

Future payments on the 2027 Term Loans as of March 31, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$14,158
2023 - interest only	18,757
2024 - interest only	18,808
2025 - interest only	18,757
2026 and thereafter	213,145
Total minimum payments	283,625
Less amount representing interest	(83,625)
2027 Term Loans, gross	200,000
Less unamortized debt discount and debt issuance costs, net	(4,151)
Net carrying amount of 2027 Term Loans	$195,849

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

As of March 31, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments; thus, they are recorded as a reduction to additional paid-in capital on the consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

If the 2026 Convertible Notes were converted on March 31, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $154.2 million based on the Company’s closing stock price of $12.91.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method. The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $5.4 million as of March 31, 2022, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stated coupon interest	$863	$863
Accretion of debt discount and debt issuance costs	319	312
Total interest expense	$1,182	$1,175

Future payments on the 2026 Convertible Notes as of March 31, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$3,450
2023 - interest only	3,450
2024 - interest only	3,450
2025 - interest only	3,450
2026 and thereafter	231,725
Total minimum payments	245,525
Less amount representing interest	(15,525)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(5,393)
Net carrying amount of 2026 Convertible Notes	$224,607

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company and were guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and matured on March 31, 2022. The 2022 Convertible Notes also had a premium of 9% of its principal amount, payable when the 2022 Convertible Notes mature or were repurchased or redeemed by the Company.

In March 2022, the Company fully repaid and as a result has no continuing obligations associated with the 2022 Convertible Notes. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest.

The following table presents the components of interest expense related to the 2022 Convertible Notes:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stated coupon interest	$2,050	$2,050
Accretion of debt discount and debt issuance costs	521	475
Total interest expense	$2,571	$2,525

2025 Term Loan

On January 7, 2019, the Company entered into a credit agreement with affiliates of Healthcare Royalty Partners. The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Starting January 1, 2020, the Borrowings under the 2025 Term Loan bore interest at 6.75% per annum plus three-month LIBOR. Interest was payable quarterly in arrears.

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the three months ended March 31, 2022. As of March 31, 2022, the Company had no continuing obligations associated with the 2025 Term Loan.

The following table presents the components of interest expense related to the 2025 Term Loan:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Stated coupon interest	$154	$1,734
Accretion of debt discount and debt issuance costs	16	215
Total interest expense	$170	$1,949

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of March 31, 2022, the Company’s contractual obligations under the terms of the agreements are as follows:

Years ending December 31, (in thousands)
Remainder of 2022	$24,824
2023	16,343
2024	911
2025	911
2026	208
Total obligations	$43,197

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and other claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and other claims is inherently uncertain. Accruals are recognized for such legal proceedings and other claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. The Company did not have any accruals related to such matters in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Other than the matter described in Note 12, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

9.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cost of goods sold (1)	$155	$191
Research and development	4,958	6,432
Selling, general and administrative	7,766	10,261
Stock-based compensation expense	$12,879	$16,884

Capitalized stock-based compensation expense into inventory	$313	$289
(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

10.      Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive.

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Stock options, including shares subject to ESPP	21,947,102	19,889,972
Restricted stock units	2,479,655	1,691,310
Shares issuable upon conversion of 2022 Convertible Notes	4,324,742	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152
Total	40,693,651	37,997,305

11.      Related Party Transactions

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. During the first quarter of 2021, the Company recognized stock-based compensation expense of $0.8 million. In addition, the Company recorded cash consulting expense of $0.0 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, with respect to these consulting services. Total liabilities recognized on the condensed consolidated balance sheets with respect to these services were immaterial as of March 31, 2022 and December 31, 2021.

12.      Subsequent Event

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting Zinc was entitled to approximately $14 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is currently evaluating the claims in the letter.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2021 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes two FDA-approved biosimilar biologics. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, was launched commercially in the United States in January 2019. In December 2021, the FDA-approved YUSIMRY, formerly CHS-1420, our Humira biosimilar product, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. In addition to our two FDA-approved biosimilar biologics, we also have biologics license applications (“BLAs”) for two additional product candidates in the late stages of review with the FDA, including an original BLA submitted under Section 351(a) of the Public Health Service Act (“original BLA”) for toripalimab and a biosimilar application (“Section 351(k) BLA”) for CIMERLI, a Lucentis biosimilar candidate. On April 29, 2022, the Company received a complete response letter (“CRL”) from the FDA for the original BLA for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. We and Junshi Biosciences plan to meet with the FDA and expect to resubmit the original BLA for toripalimab by mid-summer 2022. The FDA also communicated in the CRL that the review timeline for the original BLA resubmission for toripalimab would be six months, as required onsite inspections have been hindered by travel restrictions related to the COVID-19 pandemic in China. In 2021, our partner Bioeq, submitted a Section 351(k) BLA to the FDA for CIMERLI. The FDA has accepted the application for filing and set a target action date in August 2022. If approved, we expect CIMERLI to commercially launch, depending on importation timing with the United States Customs. In May 2022 we discontinued development of CHS-305, an Avastin biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period. We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, supporting the successful commercialization of UDENYCA. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries. We have no material direct exposure to Russia and Ukraine, however, we are monitoring any broader economic impact from the current crisis in Ukraine, including heightened risk of cyberattacks, increased prices of fuel and other commodities, and potential impacts to our partners’ supply chains.

Business Update

Junshi Biosciences – TIGIT Option Exercise

In March 2022, we exercised our option to license CHS-006, an investigational TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences, expanding our 2021 immuno-oncology collaboration agreement. We will lead further development of CHS-006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. Antibodies blocking TIGIT (T cell immunoglobulin and ITIM domain) have shown potential for enhanced anti-tumor activity in combination with PD-1/PD-L1 inhibitors. In preclinical studies, CHS-006 demonstrated strong binding affinity and inhibition of the TIGIT pathway. A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical studies to proceed under an investigational new drug application (“IND”) for CHS-006 in the United States, and we plan to advance toripalimab in combination with CHS-006 in a clinical trial in North America later in 2022.

CHS-006 has emerged as a promising novel immuno-oncology agent that can potentially be used in combination with PD-(L)1 agents in an effort to improve upon the durable clinical antitumor activity of current PD-(L)1 regimens. Moreover, we believe a CHS-006 and PD-1 combination, if successfully developed and approved, could be practice-changing in numerous tumor settings by providing a chemotherapy free option, potentially improving upon the safety profile of current regimens. Our current hypothesis is that the TIGIT class of agents could be effective in the same tumor types and settings where PD-(L)1 therapies have proven efficacy, but with a broader patient population, and as such, we believe the market potential for this class of agents, if approved, is likely to be as large, or larger, than that of PD-(L)1 therapies.

2027 Term Loans

In January 2022, we entered into a Loan Agreement that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our 2022 Convertible Notes due in March 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. We have the right to request an uncommitted additional facility amount of up to $100.0 million. The 2027 Term Loans mature in 2027.

In January 2022, we used funds from the Tranche A Loan to voluntarily prepay all amounts outstanding under the 2025 Term Loan. In March 2022, in connection with the full repayment of the 2022 Convertible Notes due in March 2022, we drew $100.0 million from the Tranche B Loan. (See Note 7. Debt Obligations in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details).

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

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the toripalimab original BLA to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. We and Junshi Biosciences plan to meet with the FDA and expect to resubmit the original BLA for toripalimab by mid-summer 2022. The FDA also communicated in the CRL that the review timeline for the original BLA resubmission for toripalimab would be six months, as required onsite inspections have been hindered by travel restrictions related to the COVID-19 pandemic in China. We believe there is a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first line treatment of recurrent or metastatic NPC. The FDA has also granted toripalimab Fast Track designation for the treatment of mucosal melanoma and orphan drug designations for treatment of NPC, mucosal melanoma soft tissue sarcoma, esophageal cancer and small-cell lung cancer.

In addition to NPC, if the toripalimab BLA is approved, we plan to submit supplemental BLAs to the FDA for toripalimab in the coming years for the treatment of rare and highly prevalent cancers.

●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy. Combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical trials for CHS-006 to proceed under an IND, and we plan to advance toripalimab in combination with CHS-006 in a clinical trial in North America later in 2022.

●	UDENYCA is a biosimilar to Neulasta, a long-acting granulocyte colony stimulating factor (“G-CSF”). We launched UDENYCA commercially in the United States in January 2019 following approval by the FDA in November 2018. In 2021, we recorded net sales of UDENYCA of $326.6 million. We are also developing an additional presentation of UDENYCA: a proprietary on-body injector (“OBI”), in addition to the currently marketed pre-filled syringe (“PFS”) presentation. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to UDENYCA PFS. We are planning a 2022 submission to the FDA of a prior approval supplement to seek marketing authorization for the UDENYCA OBI.
●	We are pursuing two early-stage development candidates designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We expect to submit INDs to the FDA in 2023 for CHS-1000, an antibody targeting ILT4, and in 2024 for CHS-3318, an antibody targeting CCR8.

Immunology

●	YUSIMRY (adalimumab-aqvh), is a biosimilar of Humira, a monoclonal antibody that can bind to tumor necrosis factor ("TNF"). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain

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

Discontinued Product Candidate

In January 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. On May 3, 2022, we provided notice of termination of the License Agreement to Innovent pursuant to Section 13.6 of the License Agreement to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into an Exclusive License and Commercialization Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, we obtained exclusive rights to toripalimab in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of toripalimab in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of toripalimab and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We will lead further development of CHS-006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales and up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $50.1 million, inclusive of the $35.0 million option fee, for the three months ended March 31, 2022. Accrued and other current liabilities on the condensed consolidated balance sheet as of March 31, 2022 included $15.1 million related to the co-development, regulatory and technology transfer costs related to these programs.

As of March 31, 2022, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee will be incurred or when royalties are due.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Although cases and deaths from the COVID-19 pandemic has generally declined in the United States recently, spread of COVID-19 in China recently resulted in a protracted lockdown covering all of Shanghai, China where our partner Junshi Biosciences has its headquarters. The spread of COVID-19 in China may impact the timeline to manufacture toripalimab and the FDA has communicated to us it will impact its ability to conduct foreign inspections of our partner’s manufacturing facilities in China. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and/or deadly variants, such as the omicron subvariant BA.2, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. Net revenues from sales of UDENYCA were $60.1 million and $83.0 million during the three months ended March 31, 2022 and 2021, respectively.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with supporting the commercialization of UDENYCA including certain legal disputes and establishing commercial capabilities. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred related to the early repayment of debt obligations.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net revenue	$60,115	$83,034	$(22,919)

The decrease in net revenue was primarily due to a decrease in the number of UDENYCA units sold, which was partially offset by a decline in the total amount of discounts and allowances incurred during the three months ended March 31, 2022. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market.

We expect our net revenue to decrease during 2022 as compared to the previous year, as a result of increased competition for UDENYCA, with the potential for such decreases to be slightly offset by the anticipated CIMERLI launch in the second half of 2022, if FDA approval is obtained and the product launch is executed.

Cost of Goods Sold

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Cost of goods sold	$9,370	$7,511	$1,859
Gross margin	84%	91%

The increase in cost of goods sold was primarily because a portion of the costs of producing UDENYCA sold through the first quarter of 2021 was expensed as research and development prior to the FDA approval of UDENYCA and, therefore, was not reflected in the cost of goods sold. During the first quarter of 2021, the UDENYCA inventory with no inventory value was fully utilized, and since then cost of goods sold fully reflects per unit acquisition cost of UDENYCA. The cost basis of product sold that was expensed prior to approval was $3.3 million in the first quarter of 2021. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin. The increase in cost of goods sold was partially offset by lower royalty costs of $1.1 million as a result of fewer UDENYCA units sold in the first quarter of 2022 compared to the same period in 2021.

We expect our gross margin to decrease during 2022 as compared to the prior year, as a result of declining net realized price per unit of UDENYCA sold and higher average annual costs per unit of UDENYCA sold due primarily to the transition in the first quarter of 2021 from inventory with manufacturing costs that were partly recognized as research and development expenses prior to the regulatory approval of UDENYCA.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Research and development	$82,917	$203,492	$(120,575)

The decrease in research and development expense was primarily due to:

●	the first quarter of 2021 includes license fees of $145.0 million incurred pursuant to the Collaboration Agreement with Junshi Biosciences in February 2021, as compared to the first quarter of 2022 which included an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $11.5 million in costs related to CHS-2020 due to the discontinuation of its development in the first quarter of 2021;
●	a decrease of $5.8 million related to the development of additional presentations of UDENYCA;
●	a decrease of $3.1 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022; and
●	a decrease of $1.5 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences in the first quarter of 2021, which was partially offset by expense related to additional equity awards granted since the first quarter of 2021.

The decrease was partially offset by:

●	an increase of $10.5 million of co-development costs for toripalimab and CHS-006; and
●	an increase of $1.9 million related to YUSIMRY mainly due to costs associated with FDA pre-approval inspections and scaling up process performance qualification production runs.

We expect our research and development expense for the full year 2022 to be lower than the prior year because 2021 included $136.0 million of expense for the upfront license with Junshi Biosciences. We expect 2022 will include the $35.0 million payment made in March 2022 for the option to license CHS-006, potential milestone payments related to our product candidates and other incremental development costs.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Selling, general and administrative	$48,753	$39,391	$9,362

The increase in selling, general and administrative expense was primarily due to an increase of $10.2 million for personnel, consulting, professional services, marketing, advertising and other related expenses resulting from an increase in sales force personnel and related commercial functions to support our product sales. This increase was partially offset by a decrease of $2.5 million in stock-based compensation expense mainly related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences in the first quarter of 2021, partially offset by additional expense related to equity awards granted since the first quarter of 2021.

We expect our selling, general and administrative expense in the full year 2022 to be higher than in 2021, as a result of increased commercial activities to support UDENYCA sales and potential ophthalmology and immuno-oncology commercial launches, if approved by the FDA.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Interest expense	$8,969	$5,648	$3,321

The increase in interest expense was primarily due to $2.7 million of interest expense in the first quarter of 2022 related to the 2027 Term Loan discount and debt issuance costs that were allocated to unfunded tranches and then amortized over the respective commitment periods for the tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Loss on debt extinguishment

	Three Months Ended
(in thousands)	2022	2021	Change
Loss on debt extinguishment	$6,222	$—	$6,222

The $6.2 million loss on debt extinguishment recorded in the first quarter of 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	March 31,		December 31,
(in thousands)	2022		2021
Financial assets
Total Cash, cash equivalents and marketable securities	$325,680		$417,195

Debt obligations:
2027 Term Loans	$195,849	(1)	$—
2025 Term Loan	—		75,513	(1)
2022 Convertible Notes	—		108,479	(1)
2026 Convertible Notes	224,607		224,288
Total debt obligations	$420,456		$408,280

(1)	The 2027 Term Loans were entered into in the first quarter of 2022 in connection with the payoff and refinancing of existing debt facilities. See below for further discussion and Note 7. Debt Obligations in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Although we were profitable in 2020 and 2019, due to our research and development expenditures and declines in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including the three months ended March 31, 2022. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

As of March 31, 2022, we had an accumulated deficit of $1.1 billion and cash, cash equivalents, and marketable securities of $325.7 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from UDENYCA sales and additional funding available under the 2027 Term Loan Agreement will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical supplies and any products that we may develop;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we acquire or invest in businesses, products or technologies;
●	the impact of general economic conditions on our business, including but not limited to increased interest rates and high inflation; and

●	the costs of the impact from the COVID-19 pandemic.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Financing arrangements

2027 Term Loans

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our 2022 Convertible Notes due in March 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-007 (toripalimab) in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-201 (ranibizumab biosimilar) in the United States. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) January 5, 2027; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.00%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the 2027 Term Loans agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

In January 2022, we paid to the Lenders of the 2027 Term Loans $6.0 million for a funding fee equal to 2.00% of the Lenders’ total committed amount to fund all four tranches.

Pursuant to the 2027 Term Loans agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund our general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to voluntarily repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses; and proceeds of the Tranche B Loan were used to fully repay the 2022 Convertible Notes due in March 2022.

2025 Term Loan

As of December 31, 2021, the carrying amount of our $75.0 million aggregate principal 2025 Term Loan was $75.5 million. In January 2022, the Company used proceeds from a separate borrowing, Tranche A Loan of the 2027 Term Loans, to voluntarily prepay all amounts outstanding under the 2025 Term Loan, pursuant to the $81.9 million payoff amount which included all costs and fees.

2022 Convertible Notes

As of December 31, 2021, the carrying amount of our $100.0 million aggregate principal amount convertible senior notes due 2022 was $108.5 million, inclusive of a 9% premium due at maturity or redemption, if not earlier converted. During the first quarter 2022, we fully repaid these notes that were due on March 31, 2022, and in connection with the repayment, we drew $100.0 million from the Tranche B Loan of the 2027 Term Loans. Excluding accrued interest, the payoff amount of the 2022 Convertible Notes was $109.0 million.

2026 Convertible Notes

As of March 31, 2022, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $224.6 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. The conversion rate, which is subject to customary adjustments upon the occurrence of certain events, is 51.92 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, or approximately $19.26 per share. This initial conversion price represents a premium of approximately 85% over the closing price of $10.38 per share of our common stock on the Nasdaq Global Market on April 19, 2022. The 2026 Convertible Notes are not redeemable at our election before maturity.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Notes and other financial institutions. The cap price of the capped call transactions, which is subject to certain adjustments under the terms of the capped call transactions, is the initial amount of $25.93 per share, which represents a premium of approximately 150% over the last reported sale price of our common stock of $10.38 per share on April 19, 2022.

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of March 31, 2022, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones:

Counterparty	Description	Potential Aggregate Milestone Amounts
Junshi Biosciences	Toripalimab	$380.0 million (1)
	CHS-006 anti-TIGIT antibody	$255.0 million (2)
Bioeq	CHS-201, a ranibizumab (Lucentis) biosimilar	€12.5 million (3)
(1)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. We and Junshi Biosciences plan to meet with the FDA and expect to resubmit the original BLA for toripalimab by mid-summer 2022. The FDA also communicated in the CRL that the review timeline for the original BLA resubmission for toripalimab would be six months, as required onsite inspections have been hindered by travel restrictions related to the COVID-19 pandemic in China. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(2)	Upon the initiation of a qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(3)	The FDA has set a target action date of August 2022 for the CHS-201 Section 351(k) BLA. If such regulatory approval is achieved, and subject to satisfaction of additional certain manufacturing and supply criteria prior to December 31, 2022, we will be required to pay Bioeq a milestone payment of €2.5 million.

Other Commitments

There have been no significant changes to our non-cancelable purchase commitments, leases, or contingent payment to InteKrin stockholders during the three months ended March 31, 2022, as compared to the discussion in the

2021 Form 10-K. For details of our non-cancelable purchase commitments, see Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(54,045)	$1,367
Net cash used in investing activities	(35,615)	(285,475)
Net cash (used in) provided by financing activities	(1,855)	2,439
Net decrease in cash, cash equivalents and restricted cash	$(91,515)	$(281,669)

Net cash (used in) provided by operating activities

Cash used in operating activities was $54.0 million for the three months ended March 31, 2022, which was primarily due to the following:

●	net loss of $96.1 million;
●	a decrease in accrued compensation of $7.1 million primarily due to the payment of 2021 employee bonuses, which was partially offset by an increase in ESPP contributions and the additional bonus accrual for the three months ended March 31, 2022;
●	a decrease in accrued rebates, fees and reserves of $7.1 million as a result of lower UDENYCA sales;
●	an increase in other prepaid, current and non-current assets of $7.6 million primarily due to timing of clinical services and payments for insurance, debt issuance fees, software implementation costs, and other services;
●	a decrease in accrued and other current and non-current liabilities of $3.2 million primarily due to payments made related to clinical, regulatory and manufacturing accruals related to our research and development programs and other accrued liabilities partially offset by amounts accrued to Junshi Biosciences pursuant to the Collaboration Agreement; and
●	a net increase in UDENYCA inventory of $3.0 million primarily due to continuing to maintain adequate supplies in order to meet future demand for UDENYCA.

The cash used in operating activities for the three months ended March 31, 2022 was partially offset by the following:

●	the license fee payment of $35.0 million to exercise our option to license CHS-006;
●	a decrease in trade receivables of $6.0 million primarily due to the timing of payments from our customers and lower revenue in the first quarter of 2022;
●	an increase in accounts payable of $4.8 million primarily due to the timing of receiving and processing invoices from our vendors; and

●	non-cash charges related to stock-based compensation of $12.9 million, loss on debt extinguishment of $6.2 million, and non-cash interest expense from amortization of debt discount and issuance costs of $3.7 million.

Cash provided by operating activities was $1.4 million for the three months ended March 31, 2021, which was primarily due to the following:

●	cash outflow from the upfront license fee payment of $145.0 million to Junshi Biosciences was reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;
●	a decrease in trade receivables of $16.7 million primarily due to the timing of payments from our customers;
●	an increase in accrued and other current and non-current liabilities of $16.9 million primarily due to contract manufacturing accruals related to our research and development programs and commercial manufacturing services;
●	a decrease in prepaid manufacturing services of $2.1 million primarily due to prepaid contract manufacturing related to our research and development programs and prepaid commercial manufacturing services; and
●	non-cash charges related to stock-based compensation of $16.9 million, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt discount and issuance costs of $1.0 million, and other non-cash adjustments of $1.0 million.

The cash provided by operating activities for the three months ended March 31, 2021 was partially offset by the following:

●	net loss of $172.9 million;
●	an increase in inventory of $11.4 million to continue to maintain adequate supplies in order to meet potential future demand for UDENYCA;
●	a decrease in accrued compensation of $10.2 million primarily due to the payment of 2020 employee bonuses, which was partially offset by an increase in ESPP contributions;
●	an increase in other prepaid, current and non-current assets of $4.6 million primarily due to timing of insurance payments and clinical services; and
●	a decrease in accrued rebates, fees and reserve of $3.3 million as a result of lower sales in the first quarter of 2021.

Net cash used in investing activities

Cash used in investing activities of $35.6 million for the three months ended March 31, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences.

Cash used in investing activities of $285.5 million for the three months ended March 31, 2021 was primarily due to upfront license fee payment of $145.0 million to Junshi Biosciences and purchases of investments in marketable securities of $140.3 million.

Net cash (used in) provided by financing activities

Cash used in financing activities of $1.9 million for the three months ended March 31, 2022 was primarily due to fully repaying $109.0 million on the 2022 Convertible Notes and $81.8 million on the 2025 Term Loan (excluding interest which is accounted for as an operating activity), and $2.7 million in tax payments related to net share settlement of RSUs. These were partially offset by proceeds of $191.2 million under the 2027 Term Loans, net of debt discount and issuance costs.

Cash provided by financing activities of $2.4 million for the three months ended March 31, 2021 was primarily due to $4.3 million proceeds from the exercise of stock options, partially offset by $1.7 million in tax payments related to net share settlement of RSUs.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expense incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022, as compared to the critical accounting estimates described in our 2021 Form 10-K. We believe that the critical accounting estimates discussed in the 2021 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we had cash and cash equivalents of $325.7 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We are exposed to interest rate risk with respect to variable rate debt. As of March 31, 2022, we had $200.0 million principal outstanding on our 2027 Term Loans that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 8.25% per year. We are monitoring risks from potential future interest rate increases. We do not currently hedge our variable interest rate debt. The interest rate for our variable rate debt as of March 31, 2022 was 9.25%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.0 million increase in the annual interest expense as of March 31, 2022.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

The information called for by this Item is incorporated herein by reference to the information set forth in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed, with multiple products either approved and not yet marketed or not approved and still early in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed, which could materially harm our business.
●	The commercial success of our existing products or any future products, will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community, including clinicians who influence and create clinical guidelines that drive prescribing and product reimbursement.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab, CHS-201 and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

●	Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and CHS-006, if approved, faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of hostilities in Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including a net loss of $287.1 million in 2021 and $96.1 million for the three months ended March 31, 2022. However, while we did generate net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of March 31, 2022, we had an accumulated deficit of $1.1 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We anticipate we will incur certain development and pre-commercial expenses for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to an aggregate $255.0 million for the achievement of various milestones, including up to $170.0 million for attainment of certain sales thresholds. We also anticipate we will incur certain development and pre-commercial expenses for CIMERLI, which we licensed from Bioeq in November 2019. Advancing these candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

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

As of March 31, 2022, our cash and cash equivalents were $325.7 million. We expect that our existing cash and cash equivalents and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in our Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement referenced as Exhibit 10.31 to our 2021 Annual Report on Form 10-K. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

Certain clinical trials supporting our regulatory strategies were conducted outside the United States in foreign countries such as China, and we or our collaborators in the future may choose to conduct one or more clinical trials or a portion of such clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	toripalimab;
●	CHS-006;
●	the on-body injector presentation of UDENYCA;
●	CIMERLI;
●	CHS-1000; and
●	CHS-3318.

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

The future commercial success of toripalimab, CHS-006 and any other immuno-oncology product candidates, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. We may have little or no success making this strategic transition if there is difficulty hiring and retaining employees with expertise in both biosimilar and immuno-oncology products, managing our licensing relationship with our partner for toripalimab and CHS-006, regulatory differences between biosimilars and immuno-oncology products and other factors.

Our acquisition of toripalimab and CHS-006 represented a significant strategic shift for our company from a historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. Pivoting in this manner requires hiring and retaining new employees with expertise across multiple therapeutic areas, particularly immuno-oncology, in a highly competitive global market for talent. In addition, our strategic transition requires us to rely heavily on our licensing relationship with Junshi Biosciences, our partner for toripalimab. A bilateral relationship involves significant risks, including those discussed below in the Risk Factor titled “we are dependent on Junshi Biosciences, Bioeq and Orox Pharmaceuticals B.V. (“Orox”) for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.” We have managed in a highly complex regulatory environment for biosimilars in the past where approval from the FDA primarily requires a demonstration that our product shows biosimilarity with the reference product. However, with our strategic shift to operating in both the biosimilar and immuno-oncological spaces, we must still maintain regulatory expertise within the biosimilar area while also building capabilities in the immuno-oncology market. FDA regulation of immuno-oncology product candidates like toripalimab is different than for biosimilars because we must demonstrate the safety, purity and efficacy of the product candidate to the satisfaction of the FDA rather than relying on the safety and efficacy data of the reference product and demonstrate biosimilarity. This process of generating acceptable safety and efficacy data from clinical trials represents a relatively new approach for our company, so it involves more execution risk for us than for biosimilars where we have many years of experience advancing product candidates. If we fail to successfully manage the transition of our focus on biosimilars to our new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business it will materially and adversely affect our financial results.

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

Effective January 2019, the U.S. Centers for Medicare & Medicaid Services (“CMS”) assigned a product specific Q-Code to UDENYCA, which is necessary to allow UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Code assigned by CMS for UDENYCA, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application (“NDA”), original BLA submitted under Section 351(a) of the Public Health Service Act (“PHSA”) (“original BLA”), biosimilar application (“Section 351(k) BLA”) or Marketing Authorization Application (“MAA”). Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if they continue in regions such as China, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including in China where we partner with Junshi Biosciences for toripalimab, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. .  For example, in the CRL we received from the FDA for toripalimab, the FDA indicated that the review period for the resubmission of the original BLA for toripalimab would be impacted by travel restrictions and closures occurring in China as a result of the COVID-19 pandemic.  While the FDA provided an initial estimate of such timing impacts, the ultimate delay could be substantially more for reasons outside of our control.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, there was a lockdown order in all of Shanghai, China in April 2022, where our partner Junshi Biosciences has its headquarters. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the full rollout of COVID-19 vaccines and booster doses has suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant and the omicron variant, could cause the COVID-19 pandemic to last longer or be more severe than expected. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

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

Risks Related to Competitive Activity

Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and CHS-006, if approved, face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

UDENYCA faces competition in the United States from Amgen, Mylan N.V. (with partner Viatris / Biocon), Sandoz International GmbH (“Sandoz”), Pfizer Inc. (“Pfizer”), and may face competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), companies that announced the development of a pegfilgrastim biosimilar.

Our ranibizumab (Lucentis) biosimilar candidate licensed from Bioeq may face competition in the United States from Genentech (the manufacturer of Lucentis). Biogen Inc. with collaborator Samsung Bioepis Co., Ltd. (“Samsung Bioepis”), and Xbrane Biopharma AB (“Xbrane”) (in collaboration with STADA Arzneimittel AG and Bausch & Lomb Incorporated) have each disclosed the development for a Lucentis biosimilar candidate.

Similarly, YUSIMRY may face competition from AbbVie (the manufacturer of Humira) as well as manufacturers of Humira biosimilars such as Pfizer, Boehringer Ingelheim GmbH (“Boehringer Ingelheim”), Amgen, Sandoz, Alvotech and Samsung Bioepis. Boehringer Ingelheim’s biosimilar was approved as interchangeable of Humira which means that pharmacists may provide it instead of Humira without a specific prescription. There is no guarantee that YUSIMRY will be approved as interchangeable. There are a number of adalimumab biosimilar products that have been approved by the FDA in the United States, and Fujifilm Kyowa Kirin Biologics Co., Ltd. and Fresenius have each received approvals for Humira biosimilars. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States when we launch it as planned in July 2023.

Toripalimab and CHS-006 may face competition from Merck & Company, Inc. (“Merck”), Bristol-Myers Squibb Company (“BMS”), Novartis International AG (“Novartis”), AstraZeneca plc (“AstraZeneca”), Pfizer, Eli Lilly and Company (“Eli Lilly”), Regeneron Pharmaceuticals, Inc. (“Regeneron”), EQRx, Inc. and others who currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States.

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

If other biosimilars of ranibizumab (Lucentis) or adalimumab (Humira), are approved and successfully commercialized before our product candidates and products for these originator products, our business would suffer. If other competitors to toripalimab are approved and successfully commercialized before our product candidates and products for these originator products, our business would suffer.

Approvals have already been obtained and we expect additional companies to continue to seek approval to manufacture and market biosimilar versions of Lucentis or Humira. Similarly, there are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other biosimilars of these branded biologics are approved and successfully commercialized before our biosimilar products and product candidates and if other competitors to toripalimab are successfully commercialized before our product candidates, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

Our development of novel biologic product candidates, such as toripalimab, subjects us to additional risks relating to biosimilar competition. In particular, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

As of March 31, 2022, we had 346 employees. As our development and commercialization plans and strategies develop and evolve with our new corporate focus, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources, particularly those with expertise in immuno-oncology. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are dependent on Junshi Biosciences, Bioeq and Orox for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have an exclusive license from Junshi Biosciences to develop and commercialize toripalimab and CHS-006 in the United States and Canada. We have an exclusive license from Bioeq to commercialize CIMERLI in the United States. Our licensors are responsible for supplying us with drug substance and final drug products.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA and YUSIMRY in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA, also excluding Argentina).

Our licenses with Junshi Biosciences, Bioeq, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error;
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced, and potentially exacerbated by climate change; and
●	disruption of supply chains for critical and specialized raw materials, delays in regulatory inspections of manufacturing and testing facilities, and reduced manufacturing capacities created by global events such as the COVID-19 pandemic and the ongoing conflict in Ukraine.

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

For our products and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in December 2015, we entered into a strategic manufacturing agreement with KBI Biopharma for long-term commercial manufacturing of UDENYCA. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additional delays or cost increases could occur due to the direct or indirect effects of the COVID-19 pandemic and the ongoing conflict in Ukraine. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our products and our product candidates, including our in-licensed biosimilar candidates, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future biosimilar product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, YUSIMRY received FDA approval but we still will not launch it until July 2023 due to our settlement agreement with AbbVie, and we are currently in the process of resubmitting our original BLA for toripalimab to address a CRL we received from the FDA on April 29, 2022. Other than certain PK bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

Toripalimab may not be approved in a timely manner or at all by regulatory agencies.

On April 29, 2022, the FDA issued a CRL in response to our original BLA for toripalimab. The letter identified certain issues, including a request for a quality process change. Although we intend to address the issues identified in the CRL and currently plan to resubmit the original BLA for toripalimab by mid-summer 2022, there is no guarantee that the FDA will accept our BLA resubmission. Even if the FDA accepts our resubmission of the BLA for toripalimab, there is no guarantee that the FDA will conclude that the information in such a resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for toripalimab. Additionally, certain factors beyond our control, such as the COVID-19 pandemic, may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

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

We and our collaboration partners intend to pursue market authorization globally. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”). The BPCIA established this abbreviated pathway under Section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued guidance documents regarding the demonstration of biosimilarity and interchangeability as well as the submission and review of biosimilar applications. Moreover, market acceptance of biosimilar products in the United States is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for originator products already licensed by the FDA. Market success of biosimilar products will depend on demonstrating to patients, physicians, payers and relevant authorities that such products are similar in quality, safety and efficacy as compared to the reference product.

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

If other biosimilars of pegfilgrastim (Neulasta), ranibizumab (Lucentis) or adalimumab (Humira), are determined to be interchangeable and our biosimilar products and product candidates for these originator products are not, our business could suffer.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the United States pharmaceutical industry. The ACA, among other things, modified the average manufacturer price (“AMP”) definition under the Medicaid Drug Rebate Program (“MDRP”) for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel; expanded rebate payments under the MDRP to include utilization by individuals enrolled in Medicaid managed care organizations; added a provision to increase the Medicaid rebate for line extension drugs; established annual fees and taxes on manufacturers of certain branded prescription drugs; expanded the entities eligible for discounts under the Public Health Service 340B drug pricing program; and established the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our products. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with Average Sales Price (“ASP”) information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs when used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, a pharmaceutical manufacturer must also participate in U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $8.05 to $38.10 per share during the period from November 6, 2014 through March 31, 2022 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	the Covid-19 pandemic and other viral pandemics;
●	adverse results or delays in preclinical or clinical studies;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	difficulties in the implementation of the shift in our clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including stockholder litigation and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of March 31, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned 59.1% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We also recently entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200 million in the first quarter of 2022 and increases to $210 million for the quarter ended March 30, 2024 and increases to be as much as $300 million for the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of March 31, 2022, there were 77.3 million shares of our common stock outstanding.

In addition, as of March 31, 2022, 30.4 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of March 31, 2022, we reserved for future issuance under the 2016 Plan a total of 1.1 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation of their stock.

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (or “ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We also face significant costs from complying with new ESG regulations, for example, the SEC’s proposed climate disclosure rule would result in significant costs of compliance if it is approved in December 2022.

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

The continuation of hostilities in Ukraine may exacerbate certain risks we face.

Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect the outbreak to directly have a significant effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflict, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, the SEC’s proposed climate disclosure rule would result in significant costs of compliance if it is approved in December 2022. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches and geopolitical tensions or conflicts, such as the ongoing conflict in Ukraine, may create a heightened risk of cyberattacks.

Despite the implementation of security measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, “phishing” attacks, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/ or proprietary data, including health-related information or other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If we or any of our third-party collaborators or service providers were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal information, including health-related information, we may have to notify individuals, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party CROs and other third parties to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, the COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

The EU has also proposed a Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

Further, since the beginning of 2021, we have also been subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	failure of the FDA to accept clinical trial data obtained by our product candidates in clinical trials in China, which could result in an inability to obtain acceptance or increased costs to pursue clinical trials in the United States;

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with Russia’s invasion of Ukraine in February 2022; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

We may be negatively impacted by continued inflation.

We may be adversely impacted by continued increases in inflation. Current and future inflation may be driven by the following factors: supply chain disruptions, increased costs of transportation, increased input costs such as the cost of fuel, shortages, and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the overall demand for our products, our costs for labor and materials and the size of any margins we are able to realize on our revenues. This would have a material and adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter ended March 31, 2022. A total of 185,644 shares were surrendered to Coherus in the first quarter of 2022, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.				X

10.1††	Letter Agreement, dated February 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences Co., Ltd.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

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

COHERUS BIOSCIENCES, INC.

Date: May 5, 2022	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial and Accounting Officer)