Form 10-Q
period 2022-06-30
Coherus BioSciences, Inc.
filed 2022-08-04
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, 77,724,589 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products in the United States;

●	our expectations regarding our ability to develop and commercialize toripalimab and CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;

●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab and timing of the review for the original BLA resubmission for toripalimab;

●	whether we or our CIMERLI™ partner, Bioeq AG (“Bioeq”), can overcome import restrictions that could affect the timing of the launch of CIMERLI in the United States;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$275,484	$417,195
Trade receivables, net	115,711	123,022
Inventory	31,744	37,642
Prepaid manufacturing	7,176	13,666
Other prepaid and other assets	16,669	10,798
Total current assets	446,784	602,323
Property and equipment, net	9,553	7,813
Inventory, non-current	75,954	55,610
Goodwill and intangible assets	3,563	3,563
Other assets, non-current	10,149	10,025
Total assets	$546,003	$679,334
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,486	$16,159
Accrued rebates, fees and reserves	64,547	79,027
Accrued compensation	16,928	22,014
Accrued and other current liabilities	41,793	48,127
Total current liabilities	140,754	165,327
Term loans	196,037	75,513
Convertible notes	224,928	332,767
Lease liabilities, non-current	6,811	7,251
Other liabilities, non-current	102	750
Total liabilities	568,632	581,608
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 77,702,749 and 76,930,096 at June 30, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital	1,173,722	1,147,843
Accumulated other comprehensive loss	(270)	(270)
Accumulated deficit	(1,196,088)	(1,049,854)
Total stockholders' equity (deficit)	(22,629)	97,726
Total liabilities and stockholders’ equity (deficit)	$546,003	$679,334

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$60,151	$87,643	$120,266	$170,677
Costs and expenses:
Cost of goods sold	11,277	16,696	20,647	24,207
Research and development	41,611	54,766	124,528	258,258
Selling, general and administrative	51,276	40,345	100,029	79,736
Total costs and expenses	104,164	111,807	245,204	362,201
Loss from operations	(44,013)	(24,164)	(124,938)	(191,524)
Interest expense	(6,580)	(5,747)	(15,549)	(11,395)
Loss on debt extinguishment	—	—	(6,222)	—
Other income, net	443	11	475	72
Loss before income taxes	(50,150)	(29,900)	(146,234)	(202,847)
Income tax provision	—	—	—	—
Net loss	$(50,150)	$(29,900)	$(146,234)	$(202,847)

Basic and diluted net loss per share	$(0.65)	$(0.40)	$(1.89)	$(2.73)

Weighted-average number of shares used in computing basic and diluted net loss per share	77,554,717	75,559,697	77,405,040	74,203,858

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(50,150)	$(29,900)	$(146,234)	$(202,847)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	—	40	—	3
Foreign currency translation adjustments, net of tax	2	—	—	—
Comprehensive loss	$(50,148)	$(29,860)	$(146,234)	$(202,844)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(96,084)	(96,084)
Issuance of common stock upon exercise of stock options	102,632	—	544	—	—	544
Issuance of common stock upon vesting of restricted stock units ("RSUs")	491,087	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(185,644)	—	(2,658)	—	—	(2,658)
Stock-based compensation expense	—	—	13,037	—	—	13,037
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Balances at March 31, 2022	77,338,171	7	1,158,766	(272)	(1,145,938)	12,563
Net loss	—	—	—	—	(50,150)	(50,150)
Issuance of common stock upon exercise of stock options	4,499	—	8	—	—	8
Issuance of common stock upon vesting of RSUs	173,867	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(58,771)	—	(642)	—	—	(642)
Issuance of common stock under the employee stock purchase plan ("ESPP")	244,983	—	1,655	—	—	1,655
Stock-based compensation expense	—	—	13,935	—	—	13,935
Other comprehensive gain, net of tax	—	—	—	2	—	2
Balances at June 30, 2022	77,702,749	$7	$1,173,722	$(270)	$(1,196,088)	$(22,629)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Net loss	—	—	—	—	(172,947)	(172,947)
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of RSUs	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Other comprehensive loss, net of tax	—	—	—	(37)	—	(37)
Balances at March 31, 2021	73,122,908	7	1,063,672	(307)	(935,701)	127,671
Net loss	—	—	—	—	(29,900)	(29,900)
Issuance of common stock upon exercise of stock options	686,145	—	4,009	—	—	4,009
Issuance of common stock upon vesting of RSUs	9,334	—	—	—	—	—
Issuance of common stock to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences"), net of issuance costs	2,491,988		40,903	—	—	40,903
Issuance of common stock under the ESPP	154,325	—	1,985	—	—	1,985
Stock-based compensation expense	—	—	11,512	—	—	11,512
Other comprehensive gain, net of tax	—	—	—	40	—	40
Balances at June 30, 2021	76,464,700	$7	$1,122,081	$(267)	$(965,601)	$156,220

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(146,234)	$(202,847)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,654	1,726
Stock-based compensation expense	26,729	28,479
Write-off of prepaid manufacturing services related to the termination of CHS-2020	—	3,210
Non-cash interest expense from amortization of debt discount & issuance costs	4,677	2,064
Upfront and option payments to Junshi Biosciences	35,000	136,000
Loss on debt extinguishment	6,222	—
Other non-cash adjustments, net	1,208	1,896
Changes in operating assets and liabilities:
Trade receivables, net	7,327	15,243
Inventory	(14,203)	(3,860)
Prepaid manufacturing	6,490	2,335
Other prepaid, current and non-current assets	(6,223)	(3,556)
Accounts payable	1,423	(773)
Accrued rebates, fees and reserves	(14,480)	2,229
Accrued compensation	(5,086)	(7,428)
Accrued and other current and non-current liabilities	(8,586)	26,461
Net cash (used in) provided by operating activities	(104,082)	1,179

Investing activities
Purchases of property and equipment	(1,495)	(560)
Purchases of investments in marketable securities	—	(140,330)
Proceeds from maturities of investments in marketable securities	—	15,000
Upfront and option payments to Junshi Biosciences	(35,000)	(136,000)
Net cash used in investing activities	(36,495)	(261,890)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	191,190	—
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	—	40,903
Proceeds from issuance of common stock upon exercise of stock options	552	8,446
Proceeds from purchase under the employee stock purchase plan	1,655	1,985
Taxes paid related to net share settlement of RSUs	(3,300)	(1,730)
Repayment of 2022 Convertible Notes and premiums	(109,000)	—
Repayment of 2025 Term Loan, premiums and exit fees	(81,750)	—
Other financing activities	(481)	(313)
Net cash (used in) provided by financing activities	(1,134)	49,291

Net decrease in cash, cash equivalents and restricted cash	(141,711)	(211,420)
Cash, cash equivalents and restricted cash at beginning of period	417,635	541,598
Cash, cash equivalents and restricted cash at end of period	$275,924	$330,178

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and commercialization of its portfolio of United States Food and Drug Administration (“FDA”)-approved biosimilars. The Company’s strategy is to develop and commercialize innovative cancer treatments funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The FDA approved YUSIMRY™ (adalimumab-aqvh) in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc. (“AbbVie”). On August 2, 2022, the FDA approved CIMERLI (ranibizumab-eqrn), a Lucentis biosimilar, and commercial launch is planned for October 2022 in the United States.

The Company’s product pipeline comprises the following four product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences; CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and two wholly-owned preclinical immuno-oncology programs, CHS-1000, an antibody targeting ILT4, and CHS-3318, an antibody targeting CCR8. In May 2022, the Company discontinued development of its bevacizumab (Avastin) biosimilar product candidate from Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”).

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

(in thousands)	At January 1,
At beginning of period:	2022	2021
Cash and cash equivalents	$417,195	$541,158
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$417,635	$541,598

	At June 30,
At end of period:	2022	2021
Cash and cash equivalents	$275,484	$329,738
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$275,924	$330,178

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

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company recorded net revenue of $60.2 million and $120.3 million during the three and six months ended June 30, 2022, respectively, and $87.6 million and $170.7 million during the three and six months ended June 30, 2021, respectively.

Gross revenues by significant customer as a percentage of total gross revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
McKesson Corporation	36%	39%	37%	39%
AmeriSource-Bergen Corporation	46%	38%	45%	38%
Cardinal Health, Inc.	17%	22%	17%	21%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Six Months Ended June 30, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	220,178	38,075	39,353	297,606
Prior period	(2,147)	(3,165)	(556)	(5,868)
Payments and customer credits issued	(216,130)	(44,816)	(44,402)	(305,348)
Balances at June 30, 2022	$31,566	$44,098	$20,449	$96,113

	Six Months Ended June 30, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	237,745	61,190	50,039	348,974
Prior period	(2,850)	(1,890)	(2,818)	(7,558)
Payments and customer credits issued	(247,641)	(52,213)	(50,726)	(350,580)
Balances at June 30, 2021	$27,834	$61,145	$25,255	$114,234

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

3.       Fair Value Measurements

The fair values of financial instruments are classified into one of the following categories:

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	Fair Value Measurements
	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$275,484	$—	$—	$275,484
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$275,924	$—	$—	$275,924

	Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$417,165	$—	$—	$417,165
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$417,605	$—	$—	$417,605

4.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$7,685	$4,870
Work in process	69,593	65,117
Finished goods	30,420	23,265
Total	$107,698	$93,252

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $1.9 million of such inventory recognized on the balance sheet at June 30, 2022. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following tables presents the inventory balance sheet classifications:

	June 30,	December 31,
(in thousands)	2022	2021
Inventory	$31,744	$37,642
Inventory, non-current	75,954	55,610
Total	$107,698	$93,252

Prepaid manufacturing of $7.2 million as of June 30, 2022 includes prepayments of $3.5 million to a contract manufacturing organization (“CMO”) for manufacturing services for UDENYCA, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $3.7 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $13.7 million as of December 31, 2021 included prepayments of $8.3 million to a CMO for manufacturing services for UDENYCA; and prepayments of $5.4 million to various CMOs for research and development pipeline programs.

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

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$12,564	$11,876
Computer equipment and software	3,052	3,033
Furniture and fixtures	1,161	1,129
Leasehold improvements	6,145	5,942
Finance lease right of use assets	4,223	2,294
Construction in progress	788	388
Total property and equipment	27,933	24,662
Accumulated depreciation and amortization	(18,380)	(16,849)
Property and equipment, net	$9,553	$7,813

Depreciation and amortization expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Accrued manufacturing and clinical	$14,781	$30,541
Accrued co-development costs for toripalimab	12,025	1,926
Lease liabilities, current	3,988	3,492
Accrued other	10,999	12,168
Total Accrued and other current liabilities	$41,793	$48,127

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

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. The Company will lead further development of CHS-006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. The Company recognized research and development expense of $9.9 million in the second quarter of 2022 and $60.0 million in the six months ended June 30, 2022, inclusive of the $35.0 million option fee incurred in the first quarter. Research and development expense was $6.5 million and $158.2 million for the three and six months ended June 30, 2021, respectively; the first quarter of 2021 included $145.0 million for the upfront payment for the exclusive rights to toripalimab and the second quarter included a credit of $9.0 million for the discount for lack of marketability (“DLOM”), discussed below. Accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022 included $12.0 million related to the co-development, regulatory and technology transfer costs related to these programs. The Company entered into a right of first negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The right of first negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement.

As of June 30, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate value of $50.0 million cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the DLOM was $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the condensed consolidated statement of operations for the three months ending June 30, 2021.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option was exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. During the three and six months ended June 30, 2022, the Company’s research and development expense related to bevacizumab Licensed Product development activities directly with Innovent was immaterial. During the three and six months ended June 30, 2021, the Company recognized research and development expense of $3.3 million and $6.6 million, respectively, related to bevacizumab Licensed Product development activities. As of June 30, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

On May 3, 2022, the Company provided notice of termination of the License Agreement to Innovent pursuant to Section 13.6 of the License Agreement. In connection therewith, the Company has discontinued development of the bevacizumab Licensed Product.

Bioeq

On November 4, 2019, the Company entered into a license agreement with Bioeq for the commercialization of CIMERLI, a biosimilar version of ranibizumab (Lucentis), in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The Company is obligated to pay Bioeq an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are incurred. As of June 30, 2022, the Company did not have any outstanding obligations for milestones or royalties to Bioeq. On August 2, 2022, the FDA approved the CHS-201 Section 351(k) BLA (see Note 12). With this regulatory approval, and subject to satisfaction of certain additional manufacturing and supply criteria prior to December 31, 2022, the Company will be required to pay Bioeq a milestone payment of €2.5 million.

7.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At June 30, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$200,000	$(3,963)	$196,037	$196,037	Level 2*
2026 Convertible Notes	$230,000	$(5,072)	$224,928	$151,211	Level 2

	At December 31, 2021
(in thousands)	Principal Amount	Unamortized Exit Fee, Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2026 Convertible Notes	$230,000	$(5,712)	$224,288	$271,860	Level 2
2022 Convertible Notes	$109,000	$(521)	$108,479	$108,361	Level 3
2025 Term Loan	$75,000	$513	$75,513	$75,513	Level 2*

*	The principal amount outstanding is subject to a variable interest rate, which is based on the three-month LIBOR plus a fixed percentage. Therefore, the Company believes the carrying amount of these obligations approximates fair value.

2027 Term Loans

The Company entered into a loan agreement (including as subsequently amended, the “Loan Agreement”) with BioPharma Credit, PLC, (as the “Collateral Agent”), BPCR Limited Partnership (as a “Lender”), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) that was funded on March 31, 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) to be funded at the Company’s option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for the Company’s product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”) to be funded at the Company’s option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for the Company’s product CIMERLI, a ranibizumab (Lucentis) biosimilar, in the United States, which was obtained on August 2, 2022. The Company has the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; the interest rate for the second quarter of 2022 was 9.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund the Company’s general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the Company’s $75.0 million aggregate principal credit agreement with affiliates of Healthcare Royalty Partners (the “2025 Term Loan”), as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; in March 2022, proceeds of the Tranche B Loan were drawn in connection with the full repayment of all amounts outstanding under the Company’s $100.0 million aggregate principal amount 8.2% Convertible Senior Notes (the “2022 Convertible Notes”), as well as all associated costs and expenses pursuant to which a payoff amount of $111.1 million was outstanding.

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

As of June 30, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the funded and unfunded tranches. The debt discount and issuance costs allocated to Tranche A have been presented as a deduction to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period and recognized as interest expense in the first quarter of 2022. Until the unfunded Tranche C and Tranche D have been drawn, the associated debt discounts and issuance costs have been deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing date of Tranche B on March 31, 2022, the Company incurred an additional $1.0 million in debt issuance costs which is presented as a deduction to the 2027 Term Loan balance. As of June 30, 2022, the remaining unamortized debt discount and debt offering costs related to Tranches A and B of $4.0 million will be amortized using the effective interest rate over the remaining term of 4.5 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2022	2022
Stated coupon interest	$4,702	$6,912
Amortization of debt discount and debt issuance costs	659	3,500
Total interest expense	$5,361	$10,412

Future payments on the 2027 Term Loans as of June 30, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$9,456
2023 - interest only	18,757
2024 - interest only	18,808
2025 - interest only	18,757
2026 and thereafter	213,145
Total minimum payments	278,923
Less amount representing interest	(78,923)
2027 Term Loans, gross	200,000
Less unamortized debt discount and debt issuance costs, net	(3,963)
Net carrying amount of 2027 Term Loans	$196,037

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

As of June 30, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company paid $18.2 million to enter into privately negotiated capped call transactions with one or a combination of the initial purchasers, their respective affiliates and other financial institutions (the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. The cap price of the capped call transactions will initially be $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments; thus, they are recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

If the 2026 Convertible Notes were converted on June 30, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $86.5 million based on the Company’s closing stock price of $7.24.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method. The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $5.1 million as of June 30, 2022, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$862	$862	$1,725	$1,725
Amortization of debt discount and debt issuance costs	321	314	640	626
Total interest expense	$1,183	$1,176	$2,365	$2,351

Future payments on the 2026 Convertible Notes as of June 30, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$1,725
2023 - interest only	3,450
2024 - interest only	3,450
2025 - interest only	3,450
2026 and thereafter	231,725
Total minimum payments	243,800
Less amount representing interest	(13,800)
2026 Convertible Notes, principal amount	230,000
Less debt discount and debt issuance costs on 2026 Convertible Notes	(5,072)
Net carrying amount of 2026 Convertible Notes	$224,928

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company and were guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and matured on March 31, 2022. The 2022 Convertible Notes also had a premium of 9% of its principal amount, payable when the 2022 Convertible Notes matured or were repurchased or redeemed by the Company.

In March 2022, the Company fully repaid, and as a result has no continuing obligations associated with, the 2022 Convertible Notes. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest.

The following table presents the components of interest expense related to the 2022 Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$—	$2,050	$2,050	$4,100
Amortization of debt discount and debt issuance costs	—	485	521	960
Total interest expense	$—	$2,535	$2,571	$5,060

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

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term

Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the six months ended June 30, 2022. As of June 30, 2022, the Company had no continuing obligations associated with the 2025 Term Loan.

The following table presents the components of interest expense related to the 2025 Term Loan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$—	$1,754	$154	$3,488
Amortization of debt discount and debt issuance costs	—	263	16	478
Total interest expense	$—	$2,017	$170	$3,966

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of June 30, 2022, the Company’s contractual obligations under the terms of the agreements are as follows:

Years ending December 31, (in thousands)
Remainder of 2022	$25,539
2023	16,327
2024	911
2025	911
2026	208
Total obligations	$43,896

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and other claims that arise in the ordinary, routine course of business and that have not been fully resolved. The most significant of these are described below. The outcome of such legal proceedings and other claims is inherently uncertain. Accruals are recognized for such legal proceedings and other claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. The Company did not have any accruals related to such matters on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting Zinc was entitled to approximately $14 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company is unable to reasonably estimate the amount or range of loss that may be incurred, if any, in connection with this matter. At this time, the Company has not made an accrual in connection with this matter.

Other than the matter in connection with the demand letter described in this Note 8, there are no material pending legal proceedings or other claims, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries’ property is subject.

9.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold (1)	$216	$311	$371	$502
Research and development	4,576	4,084	9,534	10,516
Selling, general and administrative	9,058	7,200	16,824	17,461
Stock-based compensation expense	$13,850	$11,595	$26,729	$28,479

Capitalized stock-based compensation expense into inventory	$301	$228	$614	$417

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options, including shares subject to ESPP	22,195,040	19,099,431	22,133,745	19,072,986
Restricted stock units	2,420,078	1,820,247	2,449,703	1,820,247
Shares issuable upon conversion of 2022 Convertible Notes	—	4,473,871	2,175,142	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152	11,942,152
Total	36,557,270	37,335,701	38,700,741	37,309,256

11.      Related Party Transactions

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. During the first quarter of 2021, the Company recognized non-cash stock-based compensation expense of $0.8 million and consulting service expense of $0.2 million related to these services. Subsequent to this, no material related party expenses have been recorded. Total liabilities recognized on the condensed consolidated balance sheets with respect to these services were immaterial as of June 30, 2022 and December 31, 2021.

12.      Subsequent Event

On August 2, 2022, the FDA approved CIMERLI (ranibizumab-eqrn) as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for all five indications, with 12 months of interchangeability exclusivity. Commercial launch of CIMERLI, in both 0.3 mg and 0.5 mg dosage forms, is planned for early October 2022.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved biosimilars. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes three FDA-approved biosimilar biologics. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. In December 2021, the FDA-approved YUSIMRY, formerly CHS-1420, our Humira biosimilar product, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. In August 2022, the FDA approved CIMERLI (ranibizumab-eqrn) as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for all five indications, with 12 months of interchangeability exclusivity. Commercial launch of CIMERLI is planned for early October 2022. In addition to our three FDA-approved biosimilar biologics, we also have a BLA under review by the FDA for toripalimab. On April 29, 2022, the Company received a complete response letter (“CRL”) from the FDA for the original BLA submitted under Section 351(a) of the Public Health Service Act (“original BLA”) for toripalimab requesting a quality process change regarding manufacturing that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a Prescription Drug User Fee Act (“PDUFA”) action date for December 23, 2022. Coherus plans to launch toripalimab in the United States in the first quarter of 2023, if approved by the December 23, 2022 PDUFA action date. In May 2022 we discontinued development of CHS-305, an Avastin biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period. We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, supporting the successful commercialization of UDENYCA. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries. We have no material direct exposure to Russia and Ukraine; however, we are monitoring any broader economic impact from Russia’s invasion of Ukraine and the ongoing war between the two nations, including heightened risk of cyberattacks, increased prices of fuel and other commodities, and potential impacts to our partners’ supply chains.

Business Update

CIMERLI – Genentech Agreement

On June 22, 2022, we entered into a license agreement with Genentech, Inc. (“Genentech”) and our partner Bioeq (the “Genentech Agreement”). Under the agreement, Genentech grants us and Bioeq a non-exclusive, royalty-bearing, license under certain of its patent rights to commercially launch and sell CIMERLI in the United States starting on the intended launch date in the fourth quarter of 2022, unless that intended launch date is adjusted pursuant to the terms of the Genentech Agreement. Pursuant to the terms of the Genentech Agreement, the royalty is a low single-digit percentage of net sales of CIMERLI. In addition, we may also make non-binding offers to sell and engage in manufacturing and stockpiling activities during specified time periods prior to the launch date pursuant to the terms of the Genentech Agreement. The term of the Genentech Agreement will expire when all of the valid claims in the patent rights licensed under the agreement expire. The agreement may be terminated by either party if a party materially breaches one or more of its material obligations, subject to customary cure period. If we, Bioeq or either party’s respective affiliates initiate, participate, or assist any other person in bringing or prosecuting any challenge to the validity of any patent rights licensed under the Genentech Agreement, Genentech may terminate the licenses granted under such licensed patent rights or terminate the Genentech Agreement in its entirety, unless we, Bioeq, or the applicable affiliates withdraw all such challenges or stop assisting in any such challenges. Genentech may also terminate the agreement in the event of our insolvency.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA is a biosimilar to Neulasta, a long-acting G-CSF. We launched UDENYCA commercially in the United States in January 2019 following approval by the FDA in November 2018. In the first half of 2022, we recorded net revenue from UDENYCA of $120.3 million. In addition to the currently marketed pre-filled syringe (“PFS”) presentation, we are also developing additional presentations of UDENYCA, such as a proprietary on-body injector (“OBI”). In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to our currently marketed UDENYCA PFS. We planned a 2022 submission to the FDA of a BLA supplement to seek marketing authorization for the UDENYCA OBI presentation.
●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the toripalimab original BLA to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting a quality process change regarding manufacturing. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a PDUFA action date for December 23, 2022. Coherus plans to launch toripalimab in the United States in the first quarter of 2023, if approved by the December 23, 2022 PDUFA action date. We believe there is a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first line treatment of recurrent or metastatic NPC.

●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy in some tumor types. Combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

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

●	We are pursuing two early-stage development candidates designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We expect to submit INDs to the FDA in 2023 for CHS-1000, an antibody targeting ILT4, and in 2024 for CHS-3318, an antibody targeting CCR8.

Immunology

●	YUSIMRY (adalimumab-aqvh), is a biosimilar of Humira, a monoclonal antibody that can bind to tumor necrosis factor ("TNF"). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie.

Ophthalmology

●	CIMERLI (ranibizumab-eqrn), formerly known as CHS-201, is a Lucentis biosimilar. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CHS-201, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and PFS presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CHS-201 in the field of ophthalmology (and any other approved labelled indication) in the United States.

On August 2, 2022, the FDA approved CIMERLI (ranibizumab-eqrn) as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for all five indications, with 12 months of interchangeability exclusivity. Commercial launch of CIMERLI, in both 0.3 mg and 0.5 mg dosage forms, is planned for early October 2022.

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We will lead further development of CHS-006 and will be responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $9.9 million in the second quarter of 2022 and $60.0 million in the six months ended June 30, 2022, inclusive of the $35.0 million option fee in the first quarter. Research and development expense was $6.5 million and $158.2 million for the three and six months ended June 30, 2021, respectively; the first quarter of 2021 included $145.0 million for the upfront payment for the exclusive rights to toripalimab and the second quarter included a credit of $9.0 million for the DLOM. Accrued and other current liabilities on the condensed consolidated balance sheet as of June 30, 2022 included $12.0 million related to the co-development, regulatory and technology transfer costs related to these programs.

As of June 30, 2022, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, or when an option fee or royalties are incurred.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Although cases and deaths from the COVID-19 pandemic have generally declined in the United States recently, spread of COVID-19 in China recently resulted in a protracted lockdown covering all of Shanghai where our partner Junshi Biosciences has its headquarters. The spread of COVID-19 in China may impact the timeline to manufacture toripalimab and the FDA has communicated to us the COVID-19 pandemic will impact the FDA’s ability to conduct foreign inspections of our partner’s manufacturing facilities in China. Until the COVID-19 pandemic is controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and/or deadly variants, such as the omicron subvariant BA.2, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. On August 2, 2022, the FDA approved CIMERLI which we plan to launch in October 2022. Net revenues, primarily from sales of UDENYCA, were $60.2 million and $87.6 million during the three months ended June 30, 2022 and 2021, respectively, and $120.3 million and $170.7 million during the six months ended June 30, 2022 and 2021, respectively.

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

The largest component of our total operating expense has historically been our investment in research and development activities, including the licensing and collaboration costs, clinical development and manufacturing process development of our product candidates.

Products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. For all the periods presented, we expensed manufacturing costs as incurred as research and development expense for products that had not been approved. We began to capitalize inventory costs associated with UDENYCA and YUSIMRY after receiving regulatory approval in November 2018 and December 2021, respectively. In the second quarter of 2022, we began to capitalize YUSIMRY costs and had $1.9 million in inventory recognized on the condensed consolidated balance sheet at June 30, 2022.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net revenue	$60,151	$87,643	$(27,492)	$120,266	$170,677	$(50,411)

The decrease in net revenue for the three and six months ended June 30, 2022 compared to the same periods in the prior year were primarily due to decreases in the number of UDENYCA units sold, which were partially offset by a decline in the total dollar amounts of discounts and allowances incurred during the three and six months ended June 30, 2022. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home.

We expect our net revenue to decrease during the remainder of 2022 as compared to the same period in the previous year as a result of increased competition for UDENYCA, with the potential for such decreases to be slightly offset by the anticipated CIMERLI launch in the fourth quarter of 2022.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Cost of goods sold	$11,277	$16,696	$(5,419)	$20,647	$24,207	$(3,560)
Gross margin	81%	81%		83%	86%

The decrease in cost of goods sold for the three and six months ended June 30, 2022 compared to the same periods in the prior year were primarily due to fewer UDENYCA units sold in the 2022 periods compared to the same periods in 2021, and lower royalty costs of $1.4 million and $2.5 million for the three and six months ended June 30, 2022, respectively. For the second quarter of 2022, the per unit cost for UDENYCA was lower than in the second quarter of 2021. For the six months ended June 30, 2022, the average per unit cost for UDENYCA was higher than in the same prior year period because a portion of the costs of producing UDENYCA sold through the first quarter of 2021 was expensed as research and development prior to the FDA approval of UDENYCA and, therefore, was not reflected in the cost of goods sold. During the first quarter of 2021, the UDENYCA inventory with no inventory value was fully utilized, and since then cost of goods sold fully reflects per unit acquisition cost of UDENYCA. The cost basis of product sold that was expensed prior to approval was $3.3 million in the first quarter of 2021. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin.

We expect our gross margin for the full year 2022 to be lower than the full year 2021, as a result of declining net realized price per unit of UDENYCA sold and higher average annual costs per unit of UDENYCA sold due primarily to the transition in the first quarter of 2021 from inventory with manufacturing costs that were partly recognized as research and development expenses prior to the regulatory approval of UDENYCA.

Research and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$41,611	$54,766	$(13,155)	$124,528	$258,258	$(133,730)

The decrease in research and development expense in the three months ended June 30, 2022 was primarily due to:

●	a decrease of $12.2 million related to the development of YUSIMRY mainly due to higher costs in the prior year associated with FDA pre-approval inspections and scaling up process performance qualification production runs;
●	a decrease of $4.6 million in co-development costs for toripalimab and CHS-006;
●	a decrease of $4.3 million related to the development of additional presentations of UDENYCA; and

●	a decrease of $3.2 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022.

The decrease was partially offset by:

●	a credit of $9.0 million in upfront license fees to Junshi Biosciences related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement in the second quarter of 2021; and
●	an increase of $1.6 million in personnel and consulting costs to advance our research and development programs.

The decrease in research and development expense in the six months ended June 30, 2022 was primarily due to:

●	higher license fees in the first half of 2021, including $145.0 million in expense pursuant to the Collaboration Agreement with Junshi Biosciences in February 2021, which was partially offset by a $9.0 million credit related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement, as compared to the first half of 2022 which included an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $11.5 million in costs related to CHS-2020 due to the discontinuation of its development in the first quarter of 2021;
●	a decrease of $10.4 million related to the development of YUSIMRY mainly due to higher costs in the prior year associated with FDA pre-approval inspections and scaling up process performance qualification production runs;
●	a decrease of $10.1 million related to the development of additional presentations of UDENYCA;
●	a decrease of $6.4 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022; and
●	a decrease of $1.0 million in stock-based compensation expense primarily related to the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences in the first quarter of 2021, which was partially offset by expense related to additional equity awards granted since the second quarter of 2021.

The decrease was partially offset by:

●	an increase of $5.9 million in co-development costs for toripalimab and CHS-006; and
●	an increase of $1.4 million in personnel and consulting costs to advance our research and development programs.

We expect our research and development expense for the full year 2022 to be lower than the prior year because 2021 included $136.0 million of expense for the upfront license with Junshi Biosciences.

Selling, General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Selling, general and administrative	$51,276	$40,345	$10,931	$100,029	$79,736	$20,293

The increase in selling, general and administrative expense for the three months ended June 30, 2022 was primarily due to the following:

●	an increase of $7.5 million for personnel, consulting, professional services, marketing, advertising and other expenses resulting from an increase in sales force and related commercial functions to support our product sales;
●	an increase of $1.9 million in stock-based compensation expense mainly related to the acceleration of awards to certain individuals and additional expense related to equity awards granted since the second quarter of 2021; and
●	an increase of $1.0 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our products.

The increase in selling, general and administrative expense for the six months ended June 30, 2022 was primarily due to the following:

●	an increase of $17.6 million for personnel, consulting, professional services, marketing, advertising and other expenses resulting from an increase in sales force and related commercial functions to support our product sales;
●	an increase of $1.9 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our products; and
●	an increase of $1.4 million in travel expenses as a result of curtailed travel in 2021 due to COVID-19.

We expect our selling, general and administrative expense in the remainder of 2022 to be higher than in the same period in 2021, as a result of increased commercial activities to support UDENYCA sales, the launch of CIMERLI which is planned for early October 2022, the planned launch of YUSIMRY in 2023, as well as planning for the potential toripalimab commercial launch in 2023, if approved by the FDA.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$6,580	$5,747	$833	$15,549	$11,395	$4,154

The increase in interest expense for the three months ended June 30, 2022 was primarily due to $0.5 million of interest expense in the second quarter of 2022 related to the 2027 Term Loan discount and debt issuance costs that were allocated to unfunded tranches and then amortized over the respective commitment periods for the tranches. In addition, the second quarter of 2022 had a higher average outstanding debt balance with a higher weighted-average interest rate than the second quarter of 2021.

The increase in interest expense for the six months ended June 30, 2022 was primarily due to $3.1 million of interest expense in the first half of 2022 related to the 2027 Term Loan discount and debt issuance costs that were allocated to unfunded tranches and then amortized over the respective commitment periods for the tranches, including

$2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022. In addition, the first half of 2022 had a higher average outstanding debt balance with a higher weighted-average interest rate than the first half of 2021.

Loss on debt extinguishment

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Loss on debt extinguishment	$6,222	$—	$6,222

The $6.2 million loss on debt extinguishment recorded in the six months ended June 30, 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	June 30,		December 31,
(in thousands)	2022		2021
Financial assets
Total Cash, cash equivalents and marketable securities	$275,484		$417,195

Debt obligations:
2027 Term Loans	$196,037	(1)	$—
2025 Term Loan	—		75,513	(1)
2022 Convertible Notes	—		108,479	(1)
2026 Convertible Notes	224,928		224,288
Total debt obligations	$420,965		$408,280

(1)	The 2027 Term Loans were entered into in the first quarter of 2022 in connection with the payoff and refinancing of existing debt facilities. See below for further discussion and Note 7. Debt Obligations in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Although we were profitable in 2020 and 2019, due to our research and development expenditures and declines in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including the three and six months ended June 30, 2022. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

As of June 30, 2022, we had an accumulated deficit of $1.2 billion and cash, cash equivalents, and marketable securities of $275.5 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales and additional funding available under the 2027 Term Loan Agreement will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

Financing arrangements

2027 Term Loans

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our 2022 Convertible Notes due in March 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-007 (toripalimab) in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product CIMERLI, a ranibizumab (Lucentis) biosimilar, in the United States, which was obtained on August 2, 2022. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

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

Pursuant to the 2027 Term Loans agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund our general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to voluntarily repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses; and proceeds of the Tranche B Loan were drawn in connection with the full repayment of our 2022 Convertible Notes due in March 2022.

2025 Term Loan

As of December 31, 2021, the carrying amount of our $75.0 million aggregate principal 2025 Term Loan was $75.5 million. In January 2022, the Company used proceeds from a separate borrowing, Tranche A Loan of the 2027 Term Loans, to voluntarily prepay all amounts outstanding under the 2025 Term Loan, pursuant to the $81.9 million payoff amount which included all costs and fees.

2022 Convertible Notes

As of December 31, 2021, the carrying amount of our $100.0 million aggregate principal amount convertible senior notes due March 31, 2022 was $108.5 million, inclusive of a 9% premium due at maturity or redemption, if not earlier converted. During the first quarter 2022, we fully repaid these notes, and in connection with the repayment, drew $100.0 million from the Tranche B Loan of the 2027 Term Loans. Excluding accrued interest, the payoff amount of the 2022 Convertible Notes was $109.0 million.

2026 Convertible Notes

As of June 30, 2022, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $224.9 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. The conversion rate, which is subject to customary adjustments upon the occurrence of certain events, is 51.92 shares of common stock per $1,000 principal amount of 2026 Convertible Notes, or approximately $19.26 per share. This initial conversion price represents a premium of approximately 151% over the closing price of $7.68 per share of our common stock on the Nasdaq Global Market on July 18, 2022. The 2026 Convertible Notes are not redeemable at our election before maturity.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Notes and other financial institutions. The cap price of the capped call transactions, which is subject to certain adjustments under the terms of the capped call transactions, is the initial amount of $25.93 per share, which represents a premium of approximately 238% over the closing price of our common stock of $7.68 per share on July 18, 2022.

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of June 30, 2022, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones:

Counterparty	Description	Potential Aggregate Milestone Amounts
Junshi Biosciences	Toripalimab	$380.0 million (1)
	CHS-006 anti-TIGIT antibody	$255.0 million (2)
Bioeq	CHS-201, a ranibizumab (Lucentis) biosimilar	€12.5 million (3)

(1)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a PDUFA action date for December 23, 2022. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(2)	Upon the initiation of a qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(3)	On August 2, 2022, the FDA approved the CIMERLI Section 351(k) BLA (see Note 12. Subsequent Event in the Notes to Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q). With this regulatory approval, and subject to satisfaction of certain additional manufacturing and supply criteria prior to December 31, 2022, we will be required to pay Bioeq a milestone payment of €2.5 million.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of June 30, 2022 were $43.9 million, as outlined in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases or contingent payment to InteKrin stockholders during the six months ended June 30, 2022, as compared to the discussion in the 2021 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(104,082)	$1,179
Net cash used in investing activities	(36,495)	(261,890)
Net cash (used in) provided by financing activities	(1,134)	49,291
Net decrease in cash, cash equivalents and restricted cash	$(141,711)	$(211,420)

Net cash (used in) provided by operating activities

Cash used in operating activities was $104.1 million for the six months ended June 30, 2022, which was primarily due to the following:

●	net loss of $146.2 million;
●	a decrease in accrued rebates, fees and reserves of $14.5 million as a result of lower UDENYCA sales;
●	a net increase in inventory of $14.2 million primarily due to continuing to maintain adequate supplies in order to meet future demand for UDENYCA;
●	a decrease in accrued and other current and non-current liabilities of $8.6 million primarily due to payments made related to clinical, regulatory and manufacturing accruals related to our research and development programs and other accrued liabilities, which were partially offset by amounts accrued to Junshi Biosciences pursuant to the Collaboration Agreement;
●	an increase in other prepaid, current and non-current assets of $6.2 million primarily due to timing of clinical services and payments for insurance, debt issuance fees, software implementation costs, and other services; and
●	a decrease in accrued compensation of $5.1 million primarily due to the payment of 2021 employee bonuses, which was partially offset by an increase in 2022 bonus accrual for the six months ended June 30, 2022.

The cash used in operating activities for the six months ended June 30, 2022 was partially offset by the following:

●	the license fee payment of $35.0 million to exercise our option to license CHS-006;
●	a decrease in trade receivables of $7.3 million primarily due to the timing of payments from our customers and lower revenue in 2022;
●	a decrease in prepaid manufacturing of $6.5 million primarily due to prepaid contract manufacturing related to our research and development programs;
●	an increase in accounts payable of $1.4 million primarily due to the timing of receiving and processing invoices from our vendors; and
●	non-cash charges related to stock-based compensation of $26.7 million, loss on debt extinguishment of $6.2 million, non-cash interest expense from amortization of debt discount and issuance costs of $4.7 million, depreciation and amortization of property and equipment of $1.7 million, and other non-cash adjustments of $1.2 million.

Cash provided by operating activities was $1.2 million for the six months ended June 30, 2021, which was primarily due to the following:

●	license fee payment to Junshi Biosciences of $145.0 million, which was partially offset by a $9.0 million adjustment related to the fair value of the DLOM on common stock purchased by Junshi Biosciences, was reclassified to investing activities to provide better alignment between the cash flows and the underlying nature of the transactions;

●	an increase in accrued and other current and non-current liabilities of $26.5 million primarily due to clinical, regulatory and manufacturing accruals related to our research and development programs, which was partially offset by lower contract manufacturing accruals for UDENCYA due to the timing of drug production runs scheduled for 2021;
●	a decrease in trade receivables of $15.2 million primarily due to the timing of payments from our customers and lower revenue in 2021;
●	a decrease in prepaid manufacturing services of $2.3 million primarily due to prepaid contract manufacturing related to our research and development programs partially offset by prepaid commercial manufacturing services;
●	an increase in accrued rebates, fees and reserves of $2.2 million as a result of UDENYCA sales; and
●	non-cash charges related to stock-based compensation of $28.5 million, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt discount and issuance costs of $2.1 million, depreciation and amortization of property and equipment of $1.7 million, and other non-cash adjustments of $1.9 million.

The cash provided by operating activities was partially offset by the following:

●	net loss of $202.8 million;
●	a decrease in accrued compensation of $7.4 million primarily due to the payment of 2020 employee bonuses, which was partially offset by an increase in ESPP contributions and the additional bonus accrual for the first half of 2021;
●	an increase in inventory of $3.9 million in order to maintain adequate supplies to meet potential future demand for UDENYCA;
●	an increase in other prepaid, current and non-current assets of $3.6 million primarily due to timing of insurance payments and clinical services; and
●	a decrease in accounts payable of $0.8 million primarily due to the timing of receiving and processing invoices from our vendors.

Net cash used in investing activities

Cash used in investing activities of $36.5 million for the six months ended June 30, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences and purchases of property and equipment of $1.5 million.

Cash used in investing activities of $261.9 million for the six months ended June 30, 2021 was primarily due to the upfront license fee of $145.0 million to Junshi Biosciences partially offset by a $9.0 million adjustment related to the fair value of the DLOM on common stock purchased by Junshi Biosciences and purchases of investments in marketable securities of $140.3 million, which was partially offset by proceeds from maturities of investments in marketable securities of $15.0 million.

Net cash (used in) provided by financing activities

Cash used in financing activities of $1.1 million for the six months ended June 30, 2022 was primarily due to fully repaying $109.0 million on the 2022 Convertible Notes and $81.8 million on the 2025 Term Loan (excluding interest which is accounted for as an operating activity), and $3.3 million in tax payments related to net share settlement of RSUs. These were partially offset by proceeds of $191.2 million under the 2027 Term Loans, net of debt discount and issuance costs and $1.7 million proceeds from purchase under the ESPP.

Cash provided by financing activities of $49.3 million for the six months ended June 30, 2021 was primarily due to $50.0 million of gross proceeds from issuance of common stock to Junshi Biosciences, which was partially offset by a credit of $9.0 million related to the fair value of the DLOM on the common stock purchased by Junshi Biosciences, $8.4 million proceeds from the exercise of stock options, and $2.0 million proceeds from purchases under the ESPP, partially offset by $1.7 million in tax payments related to net share settlement of RSUs.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2022, as compared to the critical accounting estimates described in our 2021 Form 10-K. We believe that the critical accounting estimates discussed in the 2021 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we had cash and cash equivalents of $275.5 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We are exposed to interest rate risk with respect to variable rate debt. As of June 30, 2022, we had $200.0 million principal outstanding on our 2027 Term Loans that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 8.25% per year. We are monitoring risks from potential future interest rate increases. We do not currently hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended June 30, 2022 was 9.25%, and the interest rate during the third quarter of 2022 will be 10.54% based on the 3-month LIBOR on July 1,

2022. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.0 million increase in the annual interest expense as of June 30, 2022.

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

●	We have a limited operating history in an emerging regulatory environment on which to assess our business and we have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed, with multiple products either approved and not yet marketed or not approved and still early in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by healthcare providers, patients, third-party payers and others in the medical community, including clinicians who influence and create clinical guidelines that drive prescribing and product reimbursement.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab, CHS-201 and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

●	Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and CHS-006, if approved, face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment. We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including a net loss of $287.1 million in 2021 and $146.2 million for the six months ended June 30, 2022. However, while we did generate net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2022, we had an accumulated deficit of $1.2 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We anticipate we will incur certain development and pre-commercial expenses for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $85.0 million for the achievement of certain regulatory approvals and up to $170.0 million for the attainment of certain sales thresholds. We also anticipate we will incur certain development and pre-commercial expenses for CIMERLI, which we licensed from Bioeq in November 2019. Advancing these candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

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

Further, the net loss or net income we achieve may fluctuate significantly from quarter-to-quarter and year-to-year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance quarter-to-quarter and year-to-year due to factors including the timing of clinical trials, any litigation that we may initiate or that may be initiated against us as well as any settlements or judgments from such litigation, the execution of collaboration, licensing or other agreements and the timing of any payments we make or receive thereunder.

We continue to be dependent on the ability to raise funds. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.

As of June 30, 2022, our cash and cash equivalents were $275.5 million. We expect that our existing cash and cash equivalents and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

●	toripalimab;
●	CHS-006;
●	additional presentations of UDENYCA;
●	CHS-1000; and

●	CHS-3318.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations;
●	our ability to successfully launch and commercialize CIMERLI and YUSIMRY;
●	competing against numerous current and future pegfilgrastim and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products our product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA, and the market acceptance of CIMERLI and YUSIMRY, once launched, any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Our acquisition of toripalimab and CHS-006 represented a significant strategic shift for our company from a historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. Pivoting in this manner requires hiring and retaining new employees with expertise across multiple therapeutic areas, particularly immuno-oncology, in a highly competitive global market for talent. In addition, our strategic transition requires us to rely heavily on our licensing relationship with Junshi Biosciences, our partner for toripalimab. A bilateral relationship involves significant risks, including those discussed below in the Risk Factor titled “we are dependent on Junshi Biosciences, Bioeq and Orox Pharmaceuticals B.V. (“Orox”) for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.” We have managed in a highly complex regulatory environment for biosimilars in the past where approval from the FDA primarily requires a demonstration that our product shows biosimilarity with the reference product. However, with our strategic shift to operating in both the biosimilar and immuno-oncological spaces, we must still maintain regulatory expertise within the biosimilar area while also building capabilities in the immuno-oncology market. FDA regulation of immuno-oncology product candidates like toripalimab is different than for biosimilars because we must demonstrate the safety, purity and efficacy of the product candidate to the satisfaction of the FDA rather than relying on the safety and efficacy data of the reference product and demonstrate biosimilarity. This process of generating acceptable safety and efficacy data from clinical trials represents a relatively new approach for our company, so it involves more execution risk for us than for biosimilars where we have many years of experience advancing product candidates. If we fail to successfully manage the transition of our focus on biosimilars to our new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business, it will materially and adversely affect our financial results.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, there was a lockdown order in all of Shanghai, China in April and May 2022, where our partner Junshi Biosciences has its headquarters. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Further, because the full rollout of COVID-19 vaccines and booster doses has suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant and the omicron variant, could cause the COVID-19 pandemic to last longer or be more severe than expected. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

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

CIMERLI, our ranibizumab (Lucentis) biosimilar product licensed from Bioeq, faces competition in the United States from Genentech (the manufacturer of Lucentis), Regeneron Pharmaceuticals, Inc. (“Regeneron”), and Biogen Inc., among others. Xbrane Biopharma AB (“Xbrane”) (in collaboration with STADA Arzneimittel AG and Bausch & Lomb Incorporated) has also disclosed the development of a Lucentis biosimilar candidate.

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

Toripalimab and CHS-006 may face competition from Merck & Company, Inc. (“Merck”), Bristol-Myers Squibb Company (“BMS”), Novartis International AG (“Novartis”), AstraZeneca plc (“AstraZeneca”), Pfizer, Eli Lilly and Company (“Eli Lilly”), Regeneron, EQRx, Inc. and others who currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel and to the extent our stock price declines significantly due to a variety of factors outside of our control, our equity compensation packages may not provide the retention and motivation incentive that we believe it should. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We will need to expand our organization, particularly due to the transition of our strategy from a biosimilars business to a company using cash flows from our commercial biosimilars portfolio to fund our immuno-oncology pipeline, and we may experience difficulties in managing this transition and associated growth, which could disrupt our operations.

As of June 30, 2022, we had 368 employees. As our development and commercialization plans and strategies develop and evolve with our new corporate focus, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources, particularly those with expertise in immuno-oncology. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential, but the Company will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to certain non-exclusive intellectual property license agreements with certain vendors (pertaining to mammalian cell lines), with Genentech (pertaining to Genentech’s intellectual property related to CIMERLI) and with AbbVie (pertaining to AbbVie’s intellectual property related to YUSIMRY) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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
6.	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.
7.	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.
8.	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion. The federal courts have not yet settled the issue as to when, or under what circumstances, the biosimilar applicant must provide the 180-day notice of commercial marketing provided in the BPCIA.

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

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have three approved products: UDENYCA, CIMERLI and YUSIMRY.

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, YUSIMRY received FDA approval but we still will not launch it until July 2023 due to our settlement agreement with AbbVie, and the FDA has set a PDUFA action date for December 23, 2022 for the toripalimab original BLA. Other than certain PK bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, in 2020 during FDA’s review of Bioeq’s Section 351(k) BLA for CIMERLI, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its Section 351(k) BLA for this candidate in order to provide the requested data and to resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA, which has received approval from the FDA and EMA, YUSIMRY and CIMERLI, which have received approval from the FDA, and toripalimab, which is approved for use in China only, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

On April 29, 2022, the FDA issued a CRL in response to our original BLA for toripalimab. The letter identified certain issues, including a request for a quality process change regarding manufacturing. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a PDUFA action date for December 23, 2022. Even though the FDA accepted our resubmission of the BLA for toripalimab, there is no guarantee that the FDA will conclude that the information in that resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for toripalimab. Additionally, certain factors beyond our control, such as the COVID-19 pandemic, may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an investigational new drug application (“IND”) or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

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

If other biosimilars of pegfilgrastim (Neulasta) or adalimumab (Humira), are determined to be interchangeable and our biosimilar products and product candidates for these originator products are not, our business could suffer.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. More recently, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $5.60 to $38.10 per share during the period from November 6, 2014 through June 30, 2022 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	the Covid-19 pandemic and other viral pandemics;
●	adverse results or delays in preclinical or clinical studies;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	difficulties in the implementation of the shift in our clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of June 30, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned 58.7% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of June 30, 2022, there were 77.7 million shares of our common stock outstanding.

In addition, as of June 30, 2022, 30.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of June 30, 2022, we reserved for future issuance under the 2016 Plan a total of 0.6 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

The continuation of the war in Ukraine may exacerbate certain risks we face.

Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect the outbreak to directly have a significant effect on our financial condition or results of operations. However, if the war in Ukraine persists, escalates or expands, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflict, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches and geopolitical tensions or conflicts, such as the ongoing war in Ukraine, may create a heightened risk of cyberattacks.

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

We face the significant risks associated with our company-wide implementation of an enterprise resource planning (“ERP”) system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are in the process of implementing a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex, expensive and time-consuming project and our ERP system will initially go live in August 2022. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially higher costs than we had incurred previously and could adversely affect our ability to develop product candidates, launch products, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have a material and adverse effect on our results of operations and financial condition.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter ended June 30, 2022. A total of 58,771 shares were surrendered to Coherus in the second quarter of 2022, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1	First Amendment to Loan Agreement dated as of April 7, 2022 among Coherus BioSciences, Inc., the Collateral Agent and the Lenders party thereto.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 4, 2022	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial and Accounting Officer)