Form 10-Q
period 2022-09-30
Coherus BioSciences, Inc.
filed 2022-11-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 77,777,938 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products in the United States;

●	our expectations regarding our ability to develop and commercialize toripalimab, CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;

●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab and timing of the review for the original BLA resubmission for toripalimab;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product candidates;

●	the rate and degree of market acceptance of our current or any future product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$286,805	$417,195
Trade receivables, net	91,186	123,022
Inventory	27,719	37,642
Prepaid manufacturing	20,633	13,666
Other prepaid and other assets	21,932	10,798
Total current assets	448,275	602,323
Property and equipment, net	9,571	7,813
Inventory, non-current	77,438	55,610
Goodwill and intangible assets	5,996	3,563
Other assets, non-current	9,627	10,025
Total assets	$550,907	$679,334
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,917	$16,159
Accrued rebates, fees and reserves	54,021	79,027
Accrued compensation	21,391	22,014
Accrued and other current liabilities	85,990	48,127
Total current liabilities	171,319	165,327
Term loans	245,246	75,513
Convertible notes	225,250	332,767
Lease liabilities, non-current	6,123	7,251
Other liabilities, non-current	102	750
Total liabilities	648,040	581,608
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 77,770,593 and 76,930,096 at September 30, 2022 and December 31, 2021, respectively)	7	7
Additional paid-in capital	1,185,868	1,147,843
Accumulated other comprehensive loss	(270)	(270)
Accumulated deficit	(1,282,738)	(1,049,854)
Total stockholders' equity (deficit)	(97,133)	97,726
Total liabilities and stockholders’ equity (deficit)	$550,907	$679,334

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$45,424	$82,503	$165,690	$253,180
Costs and expenses:
Cost of goods sold	35,234	21,280	55,881	45,487
Research and development	45,808	54,085	170,336	312,343
Selling, general and administrative	44,831	39,925	144,860	119,661
Total costs and expenses	125,873	115,290	371,077	477,491
Loss from operations	(80,449)	(32,787)	(205,387)	(224,311)
Interest expense	(7,540)	(5,771)	(23,089)	(17,166)
Loss on debt extinguishment	—	—	(6,222)	—
Other income (expense), net	1,339	30	1,814	102
Loss before income taxes	(86,650)	(38,528)	(232,884)	(241,375)
Income tax provision	—	—	—	—
Net loss	$(86,650)	$(38,528)	$(232,884)	$(241,375)

Basic and diluted net loss per share	$(1.11)	$(0.49)	$(3.00)	$(3.22)

Weighted-average number of shares used in computing basic and diluted net loss per share	77,746,895	79,013,240	77,520,244	74,984,811

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(86,650)	$(38,528)	$(232,884)	$(241,375)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(6)	—	(3)
Comprehensive loss	$(86,650)	$(38,534)	$(232,884)	$(241,378)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(96,084)	(96,084)
Issuance of common stock upon exercise of stock options	102,632	—	544	—	—	544
Issuance of common stock upon vesting of restricted stock units ("RSUs")	491,087	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(185,644)	—	(2,658)	—	—	(2,658)
Stock-based compensation expense	—	—	13,037	—	—	13,037
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Balances at March 31, 2022	77,338,171	7	1,158,766	(272)	(1,145,938)	12,563
Net loss	—	—	—	—	(50,150)	(50,150)
Issuance of common stock upon exercise of stock options	4,499	—	8	—	—	8
Issuance of common stock upon vesting of RSUs	173,867	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(58,771)	—	(642)	—	—	(642)
Issuance of common stock under the employee stock purchase plan ("ESPP")	244,983	—	1,655	—	—	1,655
Stock-based compensation expense	—	—	13,935	—	—	13,935
Other comprehensive gain, net of tax	—	—	—	2	—	2
Balances at June 30, 2022	77,702,749	7	1,173,722	(270)	(1,196,088)	(22,629)
Net loss	—	—	—	—	(86,650)	(86,650)
Issuance of common stock upon exercise of stock options	6,557	—	79	—	—	79
Issuance of common stock upon vesting of RSUs	93,606	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(32,319)	—	(321)	—	—	(321)
Stock-based compensation expense	—	—	12,388	—	—	12,388
Balances at September 30, 2022	77,770,593	$7	$1,185,868	$(270)	$(1,282,738)	$(97,133)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Net loss	—	—	—	—	(172,947)	(172,947)
Issuance of common stock upon exercise of stock options	451,883	—	4,429	—	—	4,429
Issuance of common stock upon vesting of RSUs	252,846	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(95,169)	—	(1,730)	—	—	(1,730)
Stock-based compensation expense	—	—	16,982	—	—	16,982
Other comprehensive loss, net of tax	—	—	—	(37)	—	(37)
Balances at March 31, 2021	73,122,908	7	1,063,672	(307)	(935,701)	127,671
Net loss	—	—	—	—	(29,900)	(29,900)
Issuance of common stock upon exercise of stock options	686,145	—	4,009	—	—	4,009
Issuance of common stock upon vesting of RSUs	9,334	—	—	—	—	—
Issuance of common stock to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences"), net of issuance costs	2,491,988		40,903	—	—	40,903
Issuance of common stock under the ESPP	154,325	—	1,985	—	—	1,985
Stock-based compensation expense	—	—	11,512	—	—	11,512
Other comprehensive gain, net of tax	—	—	—	40	—	40
Balances at June 30, 2021	76,464,700	7	1,122,081	(267)	(965,601)	156,220
Net loss	—	—	—	—	(38,528)	(38,528)
Issuance of common stock upon exercise of stock options	116,246	—	1,288	—	—	1,288
Issuance of common stock upon vesting of RSUs	2,333	—	—	—	—	—
Stock-based compensation expense	—	—	11,786	—	—	11,786
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Balances at September 30, 2021	76,583,279	$7	$1,135,155	$(273)	$(1,004,129)	$130,760

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(232,884)	$(241,375)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,649	2,618
Stock-based compensation expense	39,011	40,418
Write-off of prepaid manufacturing services related to the termination of CHS-2020	—	3,210
Inventory reserves and write offs, net	26,000	5,192
Non-cash interest expense from amortization of debt discount & issuance costs	5,631	3,150
Upfront and option payments to Junshi Biosciences	35,000	136,000
Loss on debt extinguishment	6,222	—
Other non-cash adjustments, net	1,844	2,708
Changes in operating assets and liabilities:
Trade receivables, net	31,849	20,722
Inventory	(37,556)	2,936
Prepaid manufacturing	(6,967)	(2,884)
Other prepaid, current and non-current assets	(12,509)	(4,590)
Accounts payable	(6,149)	30,495
Accrued rebates, fees and reserves	(25,006)	3,215
Accrued compensation	(623)	(3,451)
Accrued and other current and non-current liabilities	32,317	16,526
Net cash (used in) provided by operating activities	(141,171)	14,890

Investing activities
Purchases of property and equipment	(1,952)	(821)
Purchases of investments in marketable securities	—	(171,779)
Proceeds from maturities of investments in marketable securities	—	62,700
Upfront and option payments to Junshi Biosciences	(35,000)	(136,000)
Net cash used in investing activities	(36,952)	(245,900)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	240,679	—
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	—	40,903
Proceeds from issuance of common stock upon exercise of stock options	631	9,726
Proceeds from purchase under the employee stock purchase plan	1,655	1,985
Taxes paid related to net share settlement of RSUs	(3,621)	(1,730)
Repayment of 2022 Convertible Notes and premiums	(109,000)	—
Repayment of 2025 Term Loan, premiums and exit fees	(81,750)	—
Other financing activities	(861)	(492)
Net cash provided by financing activities	47,733	50,392

Net decrease in cash, cash equivalents and restricted cash	(130,390)	(180,618)
Cash, cash equivalents and restricted cash at beginning of period	417,635	541,598
Cash, cash equivalents and restricted cash at end of period	$287,245	$360,980

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and commercialization of its portfolio of United States Food and Drug Administration (“FDA”)-approved biosimilars. The Company’s strategy is to develop and commercialize innovative cancer treatments funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The FDA approved YUSIMRY™ (adalimumab-aqvh) in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie Inc. (“AbbVie”). On August 2, 2022, the FDA approved CIMERLI™ (ranibizumab-eqrn), a Lucentis biosimilar, and commercial launch commenced on October 3, 2022 in the United States.

The Company’s product pipeline comprises the following three product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences; CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and one wholly-owned preclinical immuno-oncology program, CHS-1000, an antibody targeting ILT4. In May 2022, the Company discontinued development of its bevacizumab (Avastin) biosimilar product candidate from Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”). In October 2022, the Company discontinued development of its preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8, in order to focus on external molecules targeting CCR8.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

(in thousands)	January 1,
At beginning of period:	2022	2021
Cash and cash equivalents	$417,195	$541,158
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$417,635	$541,598

	September 30,
At end of period:	2022	2021
Cash and cash equivalents	$286,805	$360,540
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$287,245	$360,980

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Investments in Marketable Securities

Investments in marketable securities primarily consist of corporate debt obligations and commercial paper. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limit its exposure to any single issuer. All investments in debt marketable securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities. There were no investments in marketable securities as of September 30, 2022 or December 31, 2021.

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

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company recorded net revenue of $45.4 million and $165.7 million during the three and nine months ended September 30, 2022, respectively, and $82.5 million and $253.2 million during the three and nine months ended September 30, 2021, respectively.

Gross revenues by significant customer as a percentage of total gross revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
McKesson Corporation	37%	40%	37%	39%
AmeriSource-Bergen Corporation	45%	40%	45%	39%
Cardinal Health, Inc.	17%	19%	17%	20%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Nine Months Ended September 30, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	321,056	50,939	54,967	426,962
Prior period	(2,055)	(5,064)	(181)	(7,300)
Payments and customer credits issued	(320,022)	(64,869)	(61,829)	(446,720)
Balances at September 30, 2022	$28,644	$35,010	$19,011	$82,665

	Nine Months Ended September 30, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	356,663	90,965	73,289	520,917
Prior period	(2,859)	(2,821)	(3,035)	(8,715)
Payments and customer credits issued	(362,241)	(78,600)	(75,716)	(516,557)
Balances at September 30, 2021	$32,143	$63,602	$23,298	$119,043

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows:

	Fair Value Measurements
	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$286,805	$—	$—	$286,805
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$287,245	$—	$—	$287,245

	Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents (money market funds)	$417,165	$—	$—	$417,165
Restricted cash (money market funds)	440	—	—	440
Total financial assets	$417,605	$—	$—	$417,605

4.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$10,432	$4,870
Work in process	77,296	65,117
Finished goods	17,429	23,265
Total	$105,157	$93,252

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During the third quarter of 2022 and 2021, the Company recorded write-downs of inventory of $26.0 million and $5.2 million, respectively, in cost of goods sold in the condensed consolidated statements of operations. The write-down during the third quarter of 2022 was due to the competitive environment and lower demand for UDENYCA resulting in certain inventory becoming at risk of expiration, which increased net loss by $26.0 million and basic and diluted net loss per share by $0.33 and $0.34 per share for the three- and nine-month periods ended September 30, 2022, respectively. The inventory write-down during the third quarter of 2021 was for inventory that did not meet acceptance criteria. Inventory reserves were $26.0 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $24.6 million of such inventory recognized on the condensed consolidated balance sheets at September 30, 2022. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following tables presents the inventory balance sheet classifications:

	September 30,	December 31,
(in thousands)	2022	2021
Inventory	$27,719	$37,642
Inventory, non-current	77,438	55,610
Total	$105,157	$93,252

Prepaid manufacturing of $20.6 million as of September 30, 2022 includes prepayments of $16.6 million to contract manufacturing organizations (“CMOs”) for manufacturing services for our products, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $4.0 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $13.7 million as of December 31, 2021 included prepayments of $8.3 million to a CMO for manufacturing services for UDENYCA; and prepayments of $5.4 million to various CMOs for research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea® as part of a realignment of research and development resources toward other development programs. As a result, during the quarter ended March 31, 2021, the Company recognized $11.5 million within research and development expenses on its condensed consolidated statement of operations, which included an impairment charge of $3.2 million for the write-off of prepaid manufacturing services no longer deemed to have future benefits. No material expense relating to the discontinuation of CHS-2020 was recognized after March 31, 2021.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Machinery and equipment	$12,878	$11,876
Computer equipment and software	3,055	3,033
Furniture and fixtures	1,246	1,129
Leasehold improvements	6,145	5,942
Finance lease right of use assets	4,721	2,294
Construction in progress	845	388
Total property and equipment	28,890	24,662
Accumulated depreciation and amortization	(19,319)	(16,849)
Property and equipment, net	$9,571	$7,813

Depreciation and amortization expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are summarized as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Accrued commercial and research and development manufacturing	$51,523	$30,541
Accrued co-development costs payable to Junshi Biosciences	17,544	1,926
Lease liabilities, current	4,097	3,492
Accrued other	12,826	12,168
Total Accrued and other current liabilities	$85,990	$48,127

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

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $7.6 million in the third quarter of 2022 and $67.6 million in the nine months ended September 30, 2022, inclusive of the $35.0 million option fee incurred in the first quarter, and $15.4 million and $173.6 million for the three and nine months ended September 30, 2021, respectively. The first quarter of 2021 included $145.0 million for the upfront payment for the exclusive rights to toripalimab and the second quarter of 2021 included a credit of $9.0 million for the discount for lack of marketability (“DLOM”), discussed below. Accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022 included $17.5 million related to the co-development, regulatory and technology transfer costs related to these programs. The Company entered into a right of first negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was fully expensed as research and development expense in the fourth quarter of 2020. The right of first negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement.

As of September 30, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

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

Under the License Agreement, the Company committed to pay Innovent a $5.0 million upfront payment and an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product and, if the Company’s option was exercised, an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the rituximab Licensed Product. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. During the three and nine months ended September 30, 2022, the Company’s research and development expense related to bevacizumab Licensed Product development activities directly with Innovent was immaterial. During the three and nine months ended September 30, 2021, the Company recognized research and development expense of $0.5 million and $1.2 million, respectively, related to bevacizumab Licensed Product development activities directly with Innovent. As of September 30, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

On May 3, 2022, the Company provided notice of termination of the License Agreement to Innovent pursuant to Section 13.6 of the License Agreement. In connection therewith, the Company has discontinued development of the bevacizumab Licensed Product.

Bioeq

On November 4, 2019, the Company entered into a license agreement with Bioeq AG (“Bioeq”) (the “Bioeq License Agreement”) for the commercialization of CIMERLI, a biosimilar version of ranibizumab (Lucentis), in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under the Bioeq License Agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. The Bioeq License Agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States which occurred on October 3, 2022 and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms. Bioeq will manufacture and supply the Bioeq Licensed Products to the Company in accordance with terms and conditions specified in the Bioeq License Agreement and a manufacturing and supply agreement between the Company and Bioeq dated as of September 29, 2022 (the “Bioeq Manufacturing Agreement”) and will remain in force until the first to occur of the following: (1) the termination of the Bioeq License Agreement; (2) the exercise of a right to termination by the Company or Bioeq for a material breach of the other party that is not cured in accordance with the Bioeq Manufacturing Agreement; and (3) the exercise of a right to termination by Bioeq if invoices are not paid in full in accordance with the Bioeq Manufacturing Agreement.

Under the Bioeq License Agreement, the Company must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, the Company must commit certain post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The terms of the Bioeq License Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA which occurred on August 2, 2022 and certain other criteria which were satisfied in October 2022. The obligation to pay this milestone was recorded in accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022. The Company will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. The remaining milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved or when royalties are incurred.

7.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At September 30, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,754)	$245,246	$245,246	Level 2*
2026 Convertible Notes	$230,000	$(4,750)	$225,250	$175,950	Level 2

	At December 31, 2021
(in thousands)	Principal Amount	Unamortized Exit Fee, Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2026 Convertible Notes	$230,000	$(5,712)	$224,288	$271,860	Level 2
2022 Convertible Notes	$109,000	$(521)	$108,479	$108,361	Level 3
2025 Term Loan	$75,000	$513	$75,513	$75,513	Level 2*

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month LIBOR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximates fair value.

2027 Term Loans

The Company entered into a loan agreement (including as subsequently amended, the “Loan Agreement”) with BioPharma Credit, PLC, (as the “Collateral Agent”), BPCR Limited Partnership (as a “Lender”), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) that was funded on March 31, 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) to be funded at the Company’s option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for the Company’s product candidate toripalimab in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million that was funded on September 14, 2022 (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”). The Company has the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; the interest rate for the third quarter of 2022 was 10.54% for Tranches A and B and 11.73% for Tranche D. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

As of September 30, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. Until unfunded tranches are drawn, the associated debt discounts and issuance costs are deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of September 30, 2022, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $4.8 million will be amortized using the effective interest rate over the remaining term of 4.3 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2022	2022
Stated coupon interest	$5,665	$12,577
Amortization of debt discount and debt issuance costs	622	4,122
Total interest expense	$6,287	$16,699

Future payments on the 2027 Term Loans as of September 30, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$6,887
2023 - interest only	27,327
2024 - interest only	27,402
2025 - interest only	27,327
2026 and thereafter	269,151
Total minimum payments	358,094
Less amount representing interest	(108,094)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs, net	(4,754)
Net carrying amount of 2027 Term Loans	$245,246

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

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of September 30, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company paid $18.2 million to enter into privately negotiated capped call transactions with one or a combination of the initial purchasers, their respective affiliates and other financial institutions (the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. Since inception, the cap price has been $25.9263 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments; thus, they are recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

If the 2026 Convertible Notes were converted on September 30, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $114.8 million based on the Company’s closing stock price of $9.61.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method. The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $4.7 million as of September 30, 2022, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$863	$862	$2,588	$2,587
Amortization of debt discount and debt issuance costs	322	316	962	942
Total interest expense	$1,185	$1,178	$3,550	$3,529

Future payments on the 2026 Convertible Notes as of September 30, 2022 are as follows:

Year ending December 31, (in thousands)
Remainder of 2022 - interest only	$1,725
2023 - interest only	3,450
2024 - interest only	3,450
2025 - interest only	3,450
2026 and thereafter	231,725
Total minimum payments	243,800
Less amount representing interest	(13,800)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(4,750)
Net carrying amount of 2026 Convertible Notes	$225,250

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company and were guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and matured on March 31, 2022. The 2022 Convertible Notes also had a premium of 9% of the principal amount which was payable when the 2022 Convertible Notes matured or were repurchased or redeemed by the Company.

In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest.

The following table presents the components of interest expense related to the 2022 Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$—	$2,050	$2,050	$6,150
Amortization of debt discount and debt issuance costs	—	497	521	1,457
Total interest expense	$—	$2,547	$2,571	$7,607

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

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2022. As of September 30, 2022, the Company had no continuing obligations associated with the 2025 Term Loan.

The following table presents the components of interest expense related to the 2025 Term Loan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stated coupon interest	$—	$1,773	$154	$5,261
Amortization of debt discount and debt issuance costs	—	273	16	751
Total interest expense	$—	$2,046	$170	$6,012

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of September 30, 2022, the Company’s contractual obligations under the terms of the agreements are as follows:

Years ending December 31, (in thousands)
Remainder of 2022	$9,448
2023	28,740
2024	911
2025	911
2026	208
Total obligations	$40,218

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and other claims that arise in the ordinary, routine course of business and that have not been fully resolved. The most significant of these are described below. The outcome of such legal proceedings and other claims is inherently uncertain. Accruals are recognized for such legal proceedings and other claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. The Company did not have any accruals related to such matters on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

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

9.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold (1)	$184	$394	$555	$896
Research and development	5,173	4,126	14,707	14,642
Selling, general and administrative	6,925	7,419	23,749	24,880
Stock-based compensation expense	$12,282	$11,939	$39,011	$40,418

Stock-based compensation expense capitalized into inventory	$290	$241	$904	$758

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options, including shares subject to ESPP	22,535,371	19,543,671	22,267,304	19,847,917
Restricted stock units	2,305,743	1,916,002	2,401,188	1,812,799
Shares issuable upon conversion of 2022 Convertible Notes	—	4,473,871	1,442,127	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152	11,942,152
Total	36,783,266	37,875,696	38,052,771	38,076,739

11.      Related Party Transactions

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 (See Note 6). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences. During the first quarter of 2021, the Company recognized non-cash stock-based compensation expense of $0.8 million and consulting service expense of $0.2 million related to these services. There have been no subsequent material related party expenses. Total liabilities recognized on the condensed consolidated balance sheets with respect to these services were immaterial as of September 30, 2022 and December 31, 2021.

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

Our commercial portfolio includes three FDA-approved biosimilar biologics. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. Our second product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of interchangeability exclusivity. We launched CIMERLI commercially in the United States on October 3, 2022. In December 2021, the FDA-approved YUSIMRY (adalimumab-aqvh), formerly CHS-1420, our Humira (adalimumab) biosimilar product, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie.

In addition to our three FDA-approved biosimilar biologics, we also have an original biologic license application submitted under Section 351(a) of the Public Health Service Act (“original BLA”) under review by the FDA for toripalimab. Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 have the potential to promote the immune system’s ability to attack and kill tumor cells. The original BLA for toripalimab seeks FDA approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. On April 29, 2022, we received a complete response letter (“CRL”) from the FDA for the original BLA for toripalimab requesting certain manufacturing process changes that we and Junshi Biosciences believe are readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a Prescription Drug User Fee Act (“PDUFA”) action date for December 23, 2022. We are still working with the FDA to set a date for a required inspection in China. We plan to launch toripalimab in the United States in the first quarter of 2023, if approved by the December 23, 2022 PDUFA action date. In May 2022, we discontinued development of CHS-305, an Avastin biosimilar candidate. We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, supporting the successful commercialization of UDENYCA. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

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

Business Update

Tranche D Loan

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches. The Tranche D Loan of the 2027 Term Loans funded an aggregate principal amount of $50.0 million on September 14, 2022, in connection with the FDA approval of the BLA for CIMERLI. The principal amount outstanding on our 2027 Term Loans is $250.0 million as of September 30, 2022.

CIMERLI – Genentech Agreement

On June 22, 2022, we entered into a license agreement with Genentech, Inc. (“Genentech”) and our partner Bioeq (the “Genentech Agreement”). Under the agreement, Genentech granted us and Bioeq a non-exclusive, royalty-bearing, license under certain of its patent rights to commercially launch and sell CIMERLI in the United States which started on the launch date on October 3, 2022. Pursuant to the terms of the Genentech Agreement, the royalty is a low single-digit percentage of net sales of CIMERLI that must be paid through December 13, 2023. In addition, we obtained the right to make non-binding offers to sell and engage in manufacturing and stockpiling activities during specified time periods prior to the launch date pursuant to the terms of the Genentech Agreement. The term of the Genentech Agreement will expire when all of the valid claims in the patent rights licensed under the agreement expire. The agreement may be terminated by either party if a party materially breaches one or more of its material obligations, subject to customary cure period. If we, Bioeq or either party’s respective affiliates initiate, participate, or assist any other person in bringing or prosecuting any challenge to the validity of any patent rights licensed under the Genentech Agreement, Genentech may terminate the licenses granted under such licensed patent rights or terminate the Genentech Agreement in its entirety, unless we, Bioeq, or the applicable affiliates withdraw all such challenges or stop assisting in any such challenges. Genentech may also terminate the agreement in the event of our insolvency.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA is a biosimilar to Neulasta, a long-acting G-CSF. We launched UDENYCA commercially in the United States in January 2019 following approval by the FDA in November 2018. In the first nine months of 2022, we recorded $165.7 million of net revenue, primarily from sales of UDENYCA. In addition to the currently marketed pre-filled syringe (“PFS”) presentation, we are also developing additional presentations of UDENYCA, such as a proprietary on-body injector (“OBI”). In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to our currently marketed UDENYCA PFS. We are planning a 2023 launch of UDENYCA OBI, if approved by the FDA.
●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the original BLA for toripalimab to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting certain manufacturing process changes. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a PDUFA action date for December 23, 2022. We are still working with the FDA to set a date for a required inspection in China. We plan to launch toripalimab in the United States in the first quarter of 2023, if approved by the December 23, 2022 PDUFA action date. We believe there is potentially a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first-line treatment of recurrent or metastatic NPC.

●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT that we are developing in collaboration with Junshi Biosciences. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy in some tumor types. Combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical trials for CHS-006 to proceed in the United States under an IND, and we plan to advance toripalimab in combination with CHS-006 in a clinical trial in North America later in 2022 or early 2023.

●	We are pursuing an early-stage development candidate designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We expect to submit an IND to the FDA in 2023 for CHS-1000, an antibody targeting ILT4.

Immunology

●	YUSIMRY (adalimumab-aqvh), is a biosimilar of Humira, a monoclonal antibody that can bind to tumor necrosis factor ("TNF"). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. We are developing high-concentration formulations of YUSIMRY.

Ophthalmology

●	CIMERLI (ranibizumab-eqrn), formerly known as CHS-201, is a Lucentis biosimilar. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CIMERLI, a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and PFS presentation. Under this agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

On August 2, 2022, the FDA approved CIMERLI (ranibizumab-eqrn) as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of interchangeability exclusivity. On October 3, 2022, we launched CIMERLI commercially in the United States in both 0.3 mg and 0.5 mg dosage forms. CIMERLI achieved leading biosimilar market share within the first four weeks of launch. The launch of CIMERLI builds on the success we demonstrated with UDENYCA, our first product, that also rapidly overtook a large, first-to-market competitor.

Discontinued Product Candidates

In January 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. On May 3, 2022, we provided notice of termination of the License Agreement to Innovent pursuant to Section 13.6 of the License Agreement to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period.

In October 2022, we discontinued development of our preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8, in order to focus on external molecules targeting CCR8.

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We will lead further development of CHS-006 and be responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs. We recognized research and development expense of $7.6 million in the third quarter of 2022 and $67.6 million in the nine months ended September 30, 2022, inclusive of the $35.0 million option fee in the first quarter. Research and development expense was $15.4 million and $173.6 million for the three and nine months ended September 30, 2021, respectively; the nine months ended September 30, 2021 included $136.0 million for the upfront payment for the exclusive rights to toripalimab. Accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022 included $17.5 million related to the co-development, regulatory and technology transfer costs related to these programs.

As of September 30, 2022, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, or when an option fee or royalties are incurred.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, per the terms of an agreement with Humira manufacturer, AbbVie. On August 2, 2022, the FDA approved CIMERLI, which we launched on October 3, 2022. Net revenues, primarily from sales of UDENYCA, were $45.4 million and $82.5 million during the three months ended September 30, 2022 and 2021, respectively, and $165.7 million and $253.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and certain overhead costs. During the third quarter of 2022, we recorded an inventory write-down of $26.0 million for inventory at risk of expiration. Prior to the second quarter of 2021, a portion of the costs of producing UDENYCA sold was expensed as research and development before the FDA approval of UDENYCA and therefore is not reflected in cost of goods sold. All the inventory expensed prior to approval of UDENYCA was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA are fully reflected in cost of goods sold beginning April 1, 2021. On May 2, 2019, we settled a trade secret action brought by

Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then.

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

Products manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. For all the periods presented, we expensed manufacturing costs as incurred as research and development expense for products that had not been approved. UDENYCA and YUSIMRY received regulatory approval in November 2018 and December 2021, respectively. In the second quarter of 2022, we began to capitalize YUSIMRY costs and had $24.6 million in inventory recognized on the condensed consolidated balance sheet at September 30, 2022.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our debt agreements.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred related to the early repayment of debt obligations.

Results of Operations

Comparison of Three and Nine months ended September 30, 2022 and 2021

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Net revenue	$45,424	$82,503	$(37,079)	$165,690	$253,180	$(87,490)

The decrease in net revenue for the three and nine months ended September 30, 2022 compared to the same periods in the prior year was primarily due to decrease in the number of UDENYCA units sold and a reduction in the average net selling price per unit resulting from competition and lower patient enrollment. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home.

We expect our net revenue to decrease during the remainder of 2022 as compared to the same period in the previous year as a result of increased competition for UDENYCA, with the potential for such decreases to be slightly offset by net revenues from CIMERLI, which launched in early October of 2022.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Cost of goods sold	$35,234	$21,280	$13,954	$55,881	$45,487	$10,394
Gross margin	22%	74%		66%	82%

The increase in cost of goods sold for the three and nine months ended September 30, 2022 compared to the same periods in the prior year resulted from the $26.0 million write-down in the third quarter of 2022 of inventory at risk of expiration compared to the $5.2 million write-off of inventory in the third quarter of 2021 for inventory that did not meet acceptance criteria. The increase was partially offset by decreases in the number of UDENYCA units sold as well as lower royalty costs of $1.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively. In addition, a portion of the costs of producing UDENYCA sold through the first quarter of 2021 was expensed as research and development prior to the FDA approval of UDENYCA and, therefore, was not reflected in the cost of goods sold. During the first quarter of 2021, the UDENYCA inventory with no inventory value was fully utilized, and since then cost of goods sold fully reflects per unit acquisition cost of UDENYCA. The cost basis of product sold that was expensed prior to approval was $3.3 million in the first quarter of 2021. Had such inventories been valued at acquisition cost, it would have resulted in corresponding increases in cost of goods sold and corresponding decreases in gross margin.

We expect our gross margin for the full year 2022 to be lower than the full year 2021, as a result of declining net realized price per unit of UDENYCA sold, the impact of the third quarter of 2022 write-down of $26.0 million of inventory at risk of expiration and higher average annual costs per unit of UDENYCA sold primarily due to the transition in the first quarter of 2021 from inventory with manufacturing costs that were partly recognized as research and development expenses prior to the regulatory approval of UDENYCA.

Research and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$45,808	$54,085	$(8,277)	$170,336	$312,343	$(142,007)

The decrease in research and development expense in the three months ended September 30, 2022 was primarily due to:

●	a decrease of $6.5 million in co-development costs for toripalimab and CHS-006;
●	a decrease of $3.4 million related to the development of additional presentations of UDENYCA; and
●	a decrease of $1.7 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022.

The decrease was partially offset by:

●	an increase of $2.7 million related to the development of YUSIMRY mainly due to higher costs in the current year associated with FDA pre-approval inspections and scaling up process performance qualification production runs; and
●	an increase of $1.3 million in stock-based compensation expense mainly related to the acceleration of awards to a certain individual and additional expense related to equity awards granted since the third quarter of 2021.

The decrease in research and development expense in the nine months ended September 30, 2022 was primarily due to:

●	higher license fees in the first nine months of 2021, including $145.0 million in expense pursuant to the Collaboration Agreement with Junshi Biosciences in February 2021, which was partially offset by a $9.0 million credit related to the fair value of the DLOM on the common shares purchased under the Stock Purchase Agreement, as compared to the first nine months of 2022 which included an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;

●	a decrease of $13.6 million related to the development of additional presentations of UDENYCA;
●	a decrease of $11.5 million in costs related to CHS-2020 due to the discontinuation of its development in the first quarter of 2021;
●	a decrease of $8.0 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022; and
●	a decrease of $7.6 million related to the development of YUSIMRY mainly due to higher costs in the prior year associated with FDA pre-approval inspections and scaling up process performance qualification production runs.

The decrease was partially offset by an increase of $1.1 million in personnel and consulting costs to advance our research and development programs.

We expect our research and development expense for the full year 2022 to be lower than the prior year because 2021 included $136.0 million of expense for the upfront license with Junshi Biosciences.

Selling, General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Selling, general and administrative	$44,831	$39,925	$4,906	$144,860	$119,661	$25,199

The increase in selling, general and administrative expense for the three months ended September 30, 2022 was primarily due to an increase of $4.0 million for personnel, consulting, professional services, marketing, advertising and other expenses resulting from an increase in sales force and related commercial functions to support our product sales.

The increase in selling, general and administrative expense for the nine months ended September 30, 2022 was primarily due to the following:

●	an increase of $21.4 million for personnel, consulting, professional services, marketing, advertising and other expenses resulting from an increase in sales force and related commercial functions to support our product sales;
●	an increase of $2.5 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our products; and
●	an increase of $2.4 million in travel expenses as a result of curtailed travel in 2021 due to COVID-19.

The increase in selling, general and administrative expense for the nine months ended September 30, 2022 was partially offset by a decrease of $1.1 million in stock-based compensation expense resulting from the grant of fully vested stock options to certain employees and consultants upon the execution of the Collaboration Agreement with Junshi Biosciences in 2021.

We expect our selling, general and administrative expense in the fourth quarter of 2022 to be higher than in the same period in 2021, as a result of increased commercial headcount and activities to support the launch of CIMERLI which occurred on October 3, 2022 and expenses incurred in connection with preparation activities for the planned launch of YUSIMRY in 2023.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$7,540	$5,771	$1,769	$23,089	$17,166	$5,923

The increase in interest expense for the three months ended September 30, 2022 was primarily due to the third quarter of 2022 having a higher average outstanding debt balance with a higher weighted-average interest rate than the third quarter of 2021.

The increase in interest expense for the nine months ended September 30, 2022 was due to $3.6 million of interest expense in the nine months of 2022 related to the 2027 Term Loan discount and debt issuance costs that was allocated to unfunded tranches and then amortized over the respective commitment periods for the tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022. In addition, the first nine months of 2022 had a higher average outstanding debt balance and interest rate hikes in the U.S. in 2022 has led to a higher weighted-average interest rate in the first nine months of 2022 as compared to the first nine months of 2021.

Our 2027 Term Loans have a variable interest rate component that resets the first day of every quarter and resulted in a 10.54% interest rate for Tranches A and B applicable for the third quarter of 2022 which increased to 12.00% on October 1, 2022. As a result of the higher interest rate and the $50.0 million in additional borrowings drawn through the Tranche D Loan in September 2022, we expect higher interest expense in the fourth quarter than the third quarter of 2022.

Loss on debt extinguishment

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Loss on debt extinguishment	$6,222	$—	$6,222

The $6.2 million loss on debt extinguishment recorded in the nine months ended September 30, 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	September 30,		December 31,
(in thousands)	2022		2021
Financial assets
Total Cash, cash equivalents and marketable securities	$286,805		$417,195

Debt obligations:
2027 Term Loans	$245,246	(1)	$—
2025 Term Loan	—		75,513	(1)
2022 Convertible Notes	—		108,479	(1)
2026 Convertible Notes	225,250		224,288
Total debt obligations	$470,496		$408,280

(1)	The 2027 Term Loans were entered into during the first nine months of 2022 in connection with the payoff and refinancing of existing debt facilities. See below for further discussion and Note 7. Debt Obligations in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Although we were profitable in 2020 and 2019, due to our research and development expenditures and declines in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including the three and nine months ended September 30, 2022. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

As of September 30, 2022, we had an accumulated deficit of $1.3 billion and cash, cash equivalents, and marketable securities of $286.8 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales and additional funding available under the 2027 Term Loan Agreement will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

Financing arrangements

2027 Term Loans

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our 2022 Convertible Notes due in March 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million to be funded at our option between April 1, 2022 and March 17, 2023, subject to certain conditions including the first FDA approval of a BLA for our product candidate CHS-007 (toripalimab) in the United States; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million that was funded on September 14, 2022. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

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

2026 Convertible Notes

As of September 30, 2022, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $225.3 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.815 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity.  If the 2026 Convertible Notes were converted on September 30, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $114.8 million based on the Company’s closing stock price of $9.61.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Notes and other financial institutions. Since inception, the cap price has been $25.93 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.815 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. As of September 30, 2022, the €2.5 million milestone to Bioeq related to the FDA approval of the CIMERLI Section 351(k) BLA milestone was determined to be probable of becoming due and payable and thus accrued in other current liabilities on the condensed consolidated balance sheet. Because the achievement of other milestones had not reached the threshold for recognition as of September 30, 2022, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones:

Counterparty	Description	Potential Aggregate Milestone Amounts
Junshi Biosciences	Toripalimab	$380.0 million (1)
	CHS-006 anti-TIGIT antibody	$255.0 million (2)
Bioeq	CIMERLI	€12.5 million (3)

(1)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab. The FDA has set a PDUFA action date for December 23, 2022. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(2)	Upon the initiation of a qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(3)	The €12.5 million potential aggregate milestone amount includes a €2.5 million milestone amount related to the FDA approval of the CIMERLI Section 351(k) BLA, which occurred on August 2, 2022, and certain other criteria, that were satisfied in October 2022. The obligation to pay this €2.5 million milestone amount was recorded in accrued and other current liabilities on the condensed consolidated balance sheet as of September 30, 2022.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of September 30, 2022 were $40.2 million, as outlined in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases or contingent payment to InteKrin stockholders during the nine months ended September 30, 2022, as compared to the discussion in the 2021 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(141,171)	$14,890
Net cash used in investing activities	(36,952)	(245,900)
Net cash provided by financing activities	47,733	50,392
Net decrease in cash, cash equivalents and restricted cash	$(130,390)	$(180,618)

Net cash (used in) provided by operating activities

Cash used in operating activities was $141.2 million for the nine months ended September 30, 2022, which was primarily due to the following:

●	net loss of $232.9 million;
●	a net increase in inventory of $37.6 million, excluding the $26.0 million inventory write-down in the third quarter of 2022 for inventory at risk of expiration, primarily due to production of YUSIMRY inventory in anticipation of that product’s planned July 2023 launch and continuing to maintain adequate supplies of our other products to meet future demand;
●	a decrease in accrued rebates, fees and reserves of $25.0 million as a result of lower UDENYCA sales;
●	an increase in other prepaid, current and non-current assets of $12.5 million primarily due to timing of clinical services and payments for insurance, software implementation costs, debt issuance fees, and other services;
●	an increase in prepaid manufacturing of $7.0 million primarily due to prepaid contract manufacturing related to our research and development programs; and
●	a decrease in accounts payable of $6.1 million primarily due to the timing of receiving and processing invoices from our vendors.

The cash used in operating activities for the nine months ended September 30, 2022 was partially offset by the following:

●	the reclassification of cash flows associated with the license fee payment of $35.0 million to exercise our option to license CHS-006 to investing activities in the condensed consolidated statement of cash flows;
●	an increase in accrued and other current and non-current liabilities of $32.3 million primarily due to amounts accrued to Junshi Biosciences and Bioeq pursuant to the Collaboration Agreement and Bioeq License Agreement, respectively, as well as contract manufacturing accruals, clinical and regulatory accruals related to our research and development programs and other accrued liabilities;
●	a decrease in trade receivables of $31.8 million primarily due to lower revenue in 2022 and the timing of payments from our customers; and
●	non-cash charges related to stock-based compensation of $39.0 million, write-down of inventory at risk of expiration of $26.0 million, loss on debt extinguishment of $6.2 million, non-cash interest expense from amortization of debt discount and issuance costs of $5.6 million, depreciation and amortization of property and equipment of $2.6 million, and other non-cash adjustments of $1.8 million.

Cash provided by operating activities was $14.9 million for the nine months ended September 30, 2021, which was primarily due to the following:

●	the reclassification of cash flows associated with the license fee payment to Junshi Biosciences of $145.0 million pursuant to the Collaboration Agreement, partially offset by a $9.0 million adjustment related to the fair value of the DLOM on our common stock purchased by Junshi Biosciences, to investing activities in the condensed consolidated statement of cash flows to provide better alignment between the cash flows and the underlying nature of the transactions;
●	an increase in accounts payable of $30.5 million primarily due to the timing of receiving and processing invoices from our vendors and amounts payable to Junshi Biosciences pursuant to the Collaboration Agreement;
●	a decrease in trade receivables of $20.7 million primarily due to the timing of payments from our customers and lower revenue in 2021;
●	an increase in accrued and other current and non-current liabilities of $16.5 million primarily due to clinical, regulatory and manufacturing accruals related to our research and development programs, partially offset by lower contract manufacturing accruals for UDENCYA;
●	an increase in accrued rebates, fees and reserves of $3.2 million as a result of higher rebates per unit and timing of rebate payments;
●	a decrease in inventory of $2.9 million primarily driven by inventory depletion due to the timing of our manufacturing campaign for UDENYCA that planned for a level of sales of UDENYCA that were not achieved; and
●	non-cash charges related to stock-based compensation of $40.4 million, a $5.2 million write-off of inventory that did not meet our acceptance criteria, write-off of prepaid manufacturing services of $3.2 million related to the termination of CHS-2020 development, non-cash interest expense from amortization of debt discount and issuance costs of $3.2 million, depreciation and amortization of property and equipment of $2.6 million, and other non-cash adjustments of $2.7 million.

The cash provided by operating activities was partially offset by the following:

●	net loss of $241.4 million;
●	an increase in other prepaid, current and non-current assets of $4.6 million primarily due to timing of clinical services and payments for interest, insurance and other services;
●	a decrease in accrued compensation of $3.5 million primarily due to the payment of 2020 employee bonuses, which was partially offset by an increase in ESPP contributions and the additional bonus accrual for the nine months ended September 30, 2021; and
●	an increase in prepaid manufacturing services of $2.9 million primarily due to increased prepaid contract manufacturing related to our research and development programs partially offset by lower prepaid commercial manufacturing services.

Net cash used in investing activities

Cash used in investing activities of $37.0 million for the nine months ended September 30, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences and purchases of property and equipment of $2.0 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $47.7 million for the nine months ended September 30, 2022 was primarily due to proceeds of $240.7 million under the 2027 Term Loans, net of debt discount and issuance costs and $1.7 million proceeds from purchase under the ESPP. These were partially offset by fully repaying $109.0 million on the 2022 Convertible Notes and $81.8 million on the 2025 Term Loan (excluding interest which is accounted for as an operating activity), and $3.6 million in tax payments related to net share settlement of RSUs.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2022, as compared to the critical accounting estimates described in our 2021 Form 10-K. We believe that the critical accounting estimates discussed in the 2021 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions. During the third quarter of 2022, we recorded an inventory write-down of $26.0 million for inventory at risk of expiration (see Note 4. Inventory in the Notes to Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q).

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we had cash and cash equivalents of $286.8 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio.

We are exposed to interest rate risk with respect to variable rate debt. As of September 30, 2022, we had $250.0 million principal outstanding on our 2027 Term Loans that bears interest at a rate equal to the 3-month LIBOR, subject to a 1% floor, plus 8.25% per year. We are monitoring risks from potential future interest rate increases. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended September 30, 2022 ranged between 10.54% to 11.73%, and the interest rate during the fourth quarter of 2022 will be 12.00% based on the 3-month LIBOR on October 1, 2022. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of September 30, 2022.

All of our sales and most of our inventory purchases are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we make purchases of CIMERLI inventory from our partner Bioeq that are denominated in the Euro and we are therefore subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our condensed consolidated statements of operations. We currently do not hedge foreign currency exposure related to fluctuations in the exchange rate between the U.S. Dollar and the Euro.

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

Changes in Internal Control Over Financial Reporting.

We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system in August 2022. The implementation of that ERP system is expected to, among other things, upgrade a number of business, operational and financial processes as well as decrease the number of manual processes previously required. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab and CHS-006, if approved, face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our product candidates and presentations could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.

We incurred net losses in each year from our inception in September 2010 through December 31, 2018, including a net loss of $287.1 million in 2021 and $232.9 million for the nine months ended September 30, 2022. However, while we did generate net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, it is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of September 30, 2022, we had an accumulated deficit of $1.3 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We anticipate we will incur certain development and pre-commercial expenses for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $85.0 million for the achievement of certain regulatory approvals and up to $170.0 million for the attainment of certain sales thresholds. Advancing this and our other product candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

For YUSIMRY, which is approved but not yet marketed, and for CIMERLI, which is approved and recently launched, and if we obtain regulatory approval to market any other biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

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

As of September 30, 2022, our cash and cash equivalents were $286.8 million. We expect that our existing cash and cash equivalents and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products include UDENYCA, YUSIMRY and CIMERLI which are approved for commercialization in the United States, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	toripalimab;
●	CHS-006;
●	additional presentations of UDENYCA; and
●	CHS-1000.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations and CIMERLI;
●	our ability to successfully launch and commercialize YUSIMRY;
●	competing against numerous current and future pegfilgrastim and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products our product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our newly launched product CIMERLI or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	for our immuno-oncology product candidates, our ability to compete in a competitive immuno-oncology market that may differ from the biosimilar market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	for our biosimilar product candidates, the possibility that a competitor may achieve interchangeability and we may not;
●	relative convenience, ease of administration and any real or perceived benefit from administration at home as opposed to in the clinic;
●	policies and practices governing the naming of biosimilar product candidates;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our products or competing products and treatments;

●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our products and product candidates, if approved;
●	the price at which we sell our products;
●	the potential impact of the IRA on the pharmaceutical industry and the market for biosimilars;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA and CIMERLI, and the market acceptance of YUSIMRY, once launched, any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Increasing efforts by governmental and third-party payers in the United States and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our products or any of our product candidates. While cost containment practices generally benefit biosimilars, severe cost containment practices may adversely affect our product sales. Furthermore, the impact of the IRA on our business and the pharmaceutical industry generally is currently unknown. We expect to experience pricing pressures in connection with the sale of our products and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if they continue in regions such as China, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including in China where we partner with Junshi Biosciences for toripalimab, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, in the CRL we received from the FDA for toripalimab, the FDA indicated that the review period for the resubmission of the original BLA for toripalimab would be impacted by travel restrictions and closures occurring in China as a result of the COVID-19 pandemic. While the FDA provided an initial estimate of such timing impacts, the ultimate delay could be substantially more for reasons outside of our control.

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

UDENYCA faces competition in the United States from Amgen, Mylan N.V. (with partner Viatris / Biocon), Sandoz International GmbH (“Sandoz”), Pfizer Inc. (“Pfizer”), and may face competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), companies that have pegfilgrastim biosimilars that were recently approved by the FDA.

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

As of September 30, 2022, we had 376 employees. As our development and commercialization plans and strategies develop and evolve with our new corporate focus, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources, particularly those with expertise in immuno-oncology. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our licenses with Junshi Biosciences, Bioeq, Orox, or other future license or collaboration agreements, may not be successful. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

●	our existing and potential collaboration partners may fail to provide sufficient amounts of commercial products, including because of import restrictions, or they may be ineffective in doing so;
●	our existing and potential collaboration partners may fail regulatory inspections or RRAs which may preclude or delay the delivery of commercial products;
●	our existing and potential collaboration partners may fail to exercise commercially reasonable efforts to market and sell our products in their respective licensed jurisdictions or they may be ineffective in doing so;

●	our existing and potential licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
●	our existing and potential licensees and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners and/or adversely affect perception of us in the business and financial communities; and
●	our existing and potential licensees and collaboration partners may choose to pursue alternative, higher priority programs, which could affect their commitment to us.

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

Risks Related to Manufacturing and Supply Chain

We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. Any adverse developments affecting the manufacturing operations of our product candidates could substantially increase our costs and limit supply for our product candidates.

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

We reduced production yields, product defects and other supply disruptions. For example, we have experienced failures with respect to the manufacturing of certain lots of each of our product candidates resulting in delays prior to our taking corrective action. Additionally, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any adverse developments affecting manufacturing operations for our product candidates, including due to sudden or long-term changes in weather patterns, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products that are manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the third quarter of 2022, we recorded a $26.0 million write-down of inventory that was at risk of expiration. Although we believe that the assumptions that we use in estimating inventory write-downs are reasonable, if actual market conditions are less favorable than our projections, then additional write-downs of inventory may be required in the future, which could materially and adversely impact our financial results. In addition to such write-offs, we may also have to incur charges and expenses related to firm purchase commitments or for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

The regulatory authorities also may, at any time following approval of a product for sale, inspect, audit or initiate an RRA of the manufacturing facilities of our collaboration partners and third-party contractors. If any such inspection, audit or RRA identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection, audit or RRA, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our products and our product candidates, including our in-

licensed biosimilar candidates, as well as our pipeline candidates, we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the E.U. states (including Switzerland) seeking to extend certain patent protection, which, if approved, may interfere with or delay the launch of one or more of our products.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta. Senior members of our commercial team and medical affairs team who will be responsible for any launch of additional presentations of UDENYCA formerly held positions at Amgen. Our board of directors and scientific advisory board include members who were former employees of Genentech, Amgen and Abbott Laboratories. Although we have procedures in place to try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Our Compliance with Applicable Laws

Healthcare reform measures, including the IRA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.  Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar.

The cost of prescription pharmaceuticals in the United States is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. The likelihood of implementation of these and other reform initiatives is uncertain. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our products. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to CMS, the federal agency that administers the

MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with Average Sales Price (“ASP”) information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Pursuant to the IRA, the AMP and ASP figures we report will also be used to compute rebates under Medicare Part D and Medicare Part B triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $5.60 to $38.10 per share during the period from November 6, 2014 through September 30, 2022 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned 61.8% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. As of September 30, 2022, there were 77.8 million shares of our common stock outstanding.

In addition, as of September 30, 2022, 30.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of September 30, 2022, we reserved for future issuance under the 2016 Plan a total of 0.6 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

We face the significant risks associated with our company-wide implementation of an ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We recently implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex, expensive and time-consuming project and our ERP system initially went live in August 2022. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially higher costs than we had incurred previously and could adversely affect our ability to develop product candidates, launch products, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have a material and adverse effect on our results of operations and financial condition.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter ended September 30, 2022. A total of 32,319 shares were surrendered to Coherus in the third quarter of 2022, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: November 8, 2022	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2022	/s/ Bryan McMichael
Bryan McMichael
Senior Vice President, Accounting, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)