Form 10-K
period 2022-12-31
Coherus BioSciences, Inc.
filed 2023-03-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offi cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2022 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was $443,562,973. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of February 28, 2023 was 79,609,789.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I

ITEM 1.	Business	3

ITEM 1A.	Risk Factors	22

ITEM 1B.	Unresolved Staff Comments	70

ITEM 2.	Properties	70

ITEM 3.	Legal Proceedings	70

ITEM 4.	Mine Safety Disclosures	70

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	70

ITEM 6.	[Reserved]	71

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	86

ITEM 8.	Financial Statements and Supplementary Data	87

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	125

ITEM 9A.	Controls and Procedures	125

ITEM 9B.	Other Information	128

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	128

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	129

ITEM 11.	Executive Compensation	129

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	129

ITEM 14.	Principal Accounting Fees and Services	129

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	130

ITEM 16.	Form 10-K Summary	130

	Signatures	134

UDENYCA®, YUSIMRYTM and CIMERLI®, whether or not appearing in large print or with the trademark symbol, are trademarks of Coherus, its affiliates, related companies or its licensors or joint venture partners, unless otherwise noted. Trademarks and trade names of other companies appearing in this Annual Report on Form 10-K are, to the knowledge of Coherus, the property of their respective owners.

ii

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;
●	our expectations regarding our ability to develop and commercialize toripalimab, CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;
●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab and timing of the review of the original BLA resubmission for toripalimab;
●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;
●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
●	our reliance on third-party contract manufacturers to supply our product candidates and products for us;
●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;
●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;
●	the implementation of strategic plans for our business, products and product candidates;
●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	our ability to finalize the Definitive Agreements or close on the transactions contemplated by them;
●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;
●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
●	the benefits of the use of our products and product candidates;
●	the rate and degree of market acceptance of our current or any future products product candidates;
●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis and other biosimilar products made by other companies;
●	developments and projections relating to our competitors, our market opportunity and our industry; and
●	the potential impact of COVID-19 and the continuation of the war in Ukraine on our business and prospects.

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

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of approved biosimilars. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of U.S. Food and Drug Administration (“FDA”)-approved therapeutics.

Our commercial portfolio includes three FDA-approved biosimilar products. Our first product, UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta®, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. Our second product, CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis®, was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. We launched CIMERLI commercially in the United States on October 3, 2022. In December 2021, the FDA-approved YUSIMRYTM (adalimumab-aqvh), a biosimilar to Humira®, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie Inc. (“AbbVie”).

In addition to our three FDA-approved biosimilar products, we also have an original biologic license application submitted under Section 351(a) of the Public Health Service Act (“original BLA”) under review by the FDA for toripalimab. Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 have the potential to promote the immune system’s ability to attack and kill tumor cells. The original BLA for toripalimab is for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. On April 29, 2022, we received a complete response letter (“CRL”) from the FDA for the original BLA for toripalimab requesting certain manufacturing process changes that we and our partner Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) believe are readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a Prescription Drug User Fee Act (“PDUFA”) action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that on-site inspections, including Junshi Biosciences’ manufacturing facility for toripalimab, are required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the pre-approval inspection plans. Since the decision in February 2022 by the FDA to not approve the BLA for sintilimab, the FDA’s current stance is to reject most product candidates that do not have data that is reflective of U.S. medical practice and/or the U.S. patient population and in particular with clinical trials conducted in a single country such as China. However, we believe that our original BLA for toripalimab for NPC is a distinct case because there are no approved immunotherapies for NPC in the United States and the FDA has stated that NPC warrants regulatory flexibility with respect to the sufficiency of single country clinical data. We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. In January 2023, we and Junshi Biosciences acted to reduce the scope of the ongoing development plan for toripalimab in the United States that is used as part of the calculation for reimbursable research and development expense under the Exclusive License and Collaboration Agreement dated February 1, 2021 between us and Junshi Biosciences (the “Collaboration Agreement”).

In May 2022, we discontinued development of CHS-305, an Avastin biosimilar candidate.

We have built an experienced and robust oncology and ophthalmology market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA and CIMERLI. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise, continue to grow our ophthalmology product portfolio and launch the commercialization of other biosimilar products.

On January 9, 2023, we announced that we entered into a binding term sheet (the “Term Sheet”) with Klinge Biopharma GmbH (“Klinge Biopharma”) for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the definitive agreements contemplated by the Term Sheet (the “Definitive Agreements”) and complete the transaction in the first half of 2023. Under the Term Sheet, we will make a total upfront payment of approximately €30 million, comprised of cash and our common stock, thirty days after the execution of the Definitive Agreements. We also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which we will include in a subsequent filing when such Definitive Agreements are executed.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA is a biosimilar to Neulasta, a long-acting G-CSF. We launched UDENYCA commercially in the United States in January 2019. In 2022, 2021 and 2020, we recorded UDENYCA net product sales of $203.8 million, $326.5 million and $475.8 million, respectively. In addition to the currently marketed pre-filled syringe (“PFS”) presentation, we are also developing additional presentations of UDENYCA, such as a proprietary on-body injector (“OBI”) and an autoinjector (“AI”). In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic (“PK”) and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to our currently marketed UDENYCA PFS. We are planning a 2023 launch of UDENYCA OBI, if approved by the FDA. We submitted a prior approval supplement to the FDA for UDENYCA AI in 2022. The FDA approved the prior approval supplement for UDENYCA AI on March 3, 2023. Commercial availability of UDENYCA AI is planned for the second quarter of 2023.
●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the original BLA for toripalimab to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting certain manufacturing process changes. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are still engaged in ongoing discussions with the FDA about the pre-approval inspection plans. We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. We believe there is potentially a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

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

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical trials for CHS-006 to proceed in the United States under an investigational new drug application (“IND”), and we plan to advance toripalimab in combination with CHS-006 in a clinical trial in North America in the second quarter of 2023.

●	We are pursuing an early-stage development candidate designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We expect to submit an IND to the FDA in 2023 for CHS-1000, an antibody targeting ILT4.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie Inc. Based on our current review, we believe the adalimumab market will be very competitive when we are able to launch on July 1, 2023.

Ophthalmology

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into a license agreement (the “Bioeq Agreement") with Bioeq AG (“Bioeq”) for the commercialization of CIMERLI in certain dosage forms in both a vial and PFS presentation. Under the Bioeq Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

On August 2, 2022, the FDA approved CIMERLI as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. On October 3, 2022, we launched CIMERLI commercially in the United States in both 0.3 mg and 0.5 mg dosage forms.

Market Opportunity for our Oncology Franchise

Toripalimab Opportunity

According to Evaluate Pharma, total anti-PD-L1 antibody United States annual revenues in 2022 were approximately $21.6 billion and are projected to grow to approximately $30.3 billion by 2025.

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

UDENYCA Biosimilar

We initiated United States sales of UDENYCA in January 2019, and in 2022 we recorded UDENYCA net product sales of $203.8 million. According to Evaluate Pharma, the 2022 United States net sales for all pegfilgrastim products was estimated to be $1.3 billion. UDENYCA is currently approved by the FDA in both a PFS presentation and an AI presentation. PFS products currently account for approximately 54% of the overall pegfilgrastim market. The remaining 46% is held by Neulasta Onpro®, an OBI presentation of pegfilgrastim owned by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). We are planning a 2023 launch of UDENYCA OBI, if approved by the FDA. If approved, an OBI presentation could potentially expand the UDENYCA market opportunity to the remaining pegfilgrastim market. We submitted a prior approval supplement to the FDA for UDENYCA AI in 2022. The FDA approved the prior approval supplement for UDENYCA AI on March 3, 2023. Commercial availability of UDENYCA AI is planned for the second quarter of 2023.

CHS-006 Opportunity

TIGIT-targeted antibodies have emerged as promising novel immuno-oncology agents that can potentially be used in combination with PD-1/PD-L1 therapies, with the potential to improve upon the durable clinical antitumor activity of current PD-1/PD-L1 regimens. Moreover, a TIGIT-targeted antibody and PD-1/PD-L1 combination, if successfully developed and approved, could be practice-changing in numerous tumor settings by providing a chemotherapy free option, potentially improving upon the safety profile of current regimens. Our current hypothesis is that the TIGIT class of agents could be effective in some of the same tumor types and settings where PD-1/PD-L1 therapies have proven efficacy, but with a potentially better safety profile than chemotherapy containing PD-1/PD-L1 regimens, and as such, the market potential for this class of agents could be significant.

Ophthalmology Franchise Market Opportunity

CIMERLI

United States net revenues of Lucentis were reported to be approximately $1.1 billion in 2022.

On August 2, 2022, the FDA approved CIMERLI as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. On October 3, 2022, we launched CIMERLI commercially in the United States in both 0.3 mg and 0.5 mg dosage forms.

Immunology Franchise Market Opportunity

YUSIMRY

United States net revenues of Humira were reported by AbbVie to be approximately $18.6 billion in 2022. Our settlement and license agreements with AbbVie grant us global, non-exclusive worldwide rights under AbbVie’s intellectual property to manufacture and commercialize YUSIMRY starting on July 1, 2023. Based on our current review, we believe the adalimumab market will be very competitive when we are able to launch on July 1, 2023.

Deprioritized pipeline programs

We are currently seeking strategic alternatives for CHS-131, a peroxisome proliferator-activated receptor gamma (“PPARγ”) small molecule clinical candidate being evaluated for the treatment of nonalcoholic steatohepatitus (“NASH”).

In January 2020, we entered into a license agreement (the “Innovent Agreement”) with Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”) for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. On May 3, 2022, we provided notice of termination of the Innovent Agreement to Innovent to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period.

In October 2022, we discontinued development of our preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8.

Sales and Marketing

Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

If we are successful in gaining approval of toripalimab and our other immuno-oncology assets, we believe we have the potential to efficiently integrate these new products into our existing oncology commercial infrastructure. For example, we project that our current field footprint is sufficiently organized to successfully launch toripalimab, if approved, in NPC and can scale as needed as new indications are approved.

For the ophthalmology franchise, the customer base is significantly concentrated with approximately 80% of the ranibizumab market coming from almost 450 practices. We invested in a dedicated sales organization to support the CIMERLI launch. Separately, market access and our Coherus CompleteTM patient services hub are supported by our payor and field reimbursement managers to meet CIMERLI customers’ needs.

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

Toripalimab, if approved, will enter a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), and Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi S.A. (“Sanofi”), and Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”). In addition to toripalimab, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis International AG (“Novartis”)). We believe there is potentially a high unmet need for toripalimab for treatment for NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

UDENYCA faces competition in the United States from Amgen, Viatris Inc. (“Viatris”), Sandoz International GmbH (“Sandoz”), Pfizer and Spectrum Pharmaceuticals, Inc. (“Spectrum”), and is expected to face competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), each of which has announced the approval of a pegfilgrastim biosimilar.

CIMERLI faces competition in the United States from F. Hoffman-La Roche Ltd. (“Roche”)/Genentech (the manufacturer of Lucentis, Vabysmo and SusvimoTM). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis, Xbrane Biopharma AB (“Xbrane”) (in collaboration with STADA Arzneimittel AG (“STADA”) and Bausch & Lomb Incorporated (“Bausch & Lomb”)) have each disclosed the development of a Lucentis biosimilar candidate.

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

License Agreement with Selexis SA (“Selexis”)

In June 2012, we entered into a license agreement with Selexis, under which Selexis granted to us royalty-bearing, non-exclusive, sublicensable licenses under Selexis’s intellectual property rights to manufacture, use and commercialize YUSIMRY using Selexis cell lines. In consideration for the rights granted to us under the agreement, we made cash upfront payments to Selexis and are required to make payments based upon the achievement of certain development, regulatory and commercial milestones for such biosimilar product, totaling up to €210,000 for this product. In addition, we are also required to pay a royalty as a percentage of revenue on a product-by-product and country-by-country basis in the low-single digits.

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

Settlement and License Agreements with AbbVie

In January 2019, we entered into three settlement and license agreements with AbbVie that grant Coherus global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolve all pending disputes between the parties related to YUSIMRY. Under the United States settlement, our license period in the United States commences on July 1, 2023.

Settlement and License Agreements with Pfizer

In October 2019, we entered into a license and settlement agreement with Pfizer relating to Coherus’ patents and applications for patents directed to Humira (adalimumab) formulations.

License Agreement with Bioeq

In November 2019, we entered into the Bioeq Agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to us the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith.

Under the Bioeq Agreement, Bioeq must use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and we must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Bioeq will manufacture and supply the Bioeq Licensed Products to us in accordance with terms and conditions specified in the Bioeq Agreement and a manufacturing and supply agreement between us and Bioeq dated as of September 29, 2022 (the “Bioeq Manufacturing Agreement”). The Bioeq Manufacturing Agreement will remain in force until the first to occur of the following: (1) the termination of the Bioeq Agreement; (2) the exercise of a right to termination by us or Bioeq for a material breach of the other party that is not cured in accordance with the Bioeq Manufacturing Agreement; and (3) the exercise of a right to termination by Bioeq if invoices are not paid in full in accordance with the Bioeq Manufacturing Agreement. Additionally, we must commit certain post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the Bioeq Agreement. The development, manufacturing, and commercialization of the Bioeq Licensed Products in the United States is governed by a governance committee as described in more detail in the Bioeq Agreement.

We paid Bioeq an upfront payment of €5.0 million and a milestone payment of €5.0 million in 2019. In 2022, we paid Bioeq a €2.5 million milestone payment related to the FDA approval of the CIMERLI Section 351(k) BLA. We will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range.

The Bioeq Agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, which occurred on October 3, 2022, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms. Either party may terminate the Bioeq Agreement for the other party’s material breach which is not cured within a specified time period or for the other party’s bankruptcy or insolvency-related events. Bioeq may terminate the Bioeq Agreement in certain limited circumstances for failure to obtain specified minimum market share requirements during certain windows of time, if we conduct certain commercial or advanced pre-commercial activities with respect to certain competitive products, if we challenge the validity or enforceability of the patent rights licensed to us under the Bioeq Agreement, or if we undergo a change of control with a competitor of Bioeq and do not divest certain competitive products in connection therewith. We may terminate the Bioeq Agreement if Bioeq receives certain adverse regulatory feedback from the FDA for the Bioeq Licensed Products.

The FDA approval of CIMERLI occurred on August 2, 2022, and we commercially launched CIMERLI in the United States on October 3, 2022.

License Agreement with Bioeq and Genentech

On June 22, 2022, we entered into a license agreement with Genentech, Inc. (“Genentech”) and our partner Bioeq (the “Genentech Agreement”). Under the agreement, Genentech granted us and Bioeq a non-exclusive, royalty-bearing, license under certain of its patent rights to commercially launch and sell CIMERLI in the United States which started on the launch date on October 3, 2022. Pursuant to the terms of the Genentech Agreement, the royalty is a low single-digit percentage of net sales of CIMERLI that must be paid through the end of 2023. In addition, we obtained the right to make non-binding offers to sell and engage in manufacturing and stockpiling activities during specified time periods prior to the launch date pursuant to the terms of the Genentech Agreement. The term of the Genentech Agreement will expire when all of the valid claims in the patent rights licensed under the agreement expire. The agreement may be terminated by either party if a party materially breaches one or more of its material obligations, subject to customary cure period. If we, Bioeq or either party’s respective affiliates initiate, participate, or assist any other person in bringing or prosecuting any challenge to the validity of any patent rights licensed under the Genentech Agreement, Genentech may terminate the licenses granted under such licensed patent rights or terminate the Genentech Agreement in its entirety, unless we, Bioeq, or the applicable affiliates withdraw all such challenges or stop assisting in any such challenges. Genentech may also terminate the agreement in the event of our insolvency.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration”).

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We and Junshi Biosciences are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2022, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in us. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate amount of approximately $50.0 million in cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two years period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. We used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) to be $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statement of operations for the year ended December 31, 2021.

License Agreement with Innovent

In January 2020, we entered into the Innovent Agreement for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations (the “bevacizumab Licensed Product”) in the United States and Canada. On May 3, 2022, we provided notice of termination of the Innovent Agreement with Innovent to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period.

Term Sheet with Klinge Biopharma

On January 9, 2023, we announced that we entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in the first half of 2023. Under the Term Sheet, we will make a total upfront payment of approximately €30 million, comprised of cash and our common stock, thirty days after the execution of the Definitive Agreements. We also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which we will include in a subsequent filing when such Definitive Agreements are executed.

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

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States, the E.U. and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future. A country’s regulatory agency, such as the FDA in the United States, must approve a drug before it can be sold in the respective country or countries. The general process for biosimilar approval in the United States is summarized below. Many other countries, including countries in the E.U., have similar regulatory structures.

FDA Approval Process for Drugs and Biologics

Our products and product candidates are subject to regulation in the United States by the FDA as biological products or as drug product candidates. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending BLA or NDA, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

The process required by the FDA before a new biologic or drug may be marketed in the United States is long, expensive and inherently uncertain. Biologic and drug development in the United States typically involves the completion of preclinical laboratory and animal tests in accordance with good laboratory practices (“GLP”), the submission to the FDA of an IND, which must become effective before clinical testing may commence, the performance of adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic or drug for each indication for which FDA approval is sought in compliance with good clinical practice (“GCP”) requirements, the submission to the FDA of an original BLA under Section 351(a) of the PHSA (“original BLA”) or an NDA, as appropriate, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced, and FDA approval and review of the original BLA or NDA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as, when applicable, animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND is a request for authorization from the FDA to administer an investigational new drug or biologic to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies, although the IND must also include the results of preclinical testing and animal testing assessing the toxicology, pharmacokinetic, pharmacology and pharmacodynamic characteristics of the product along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Within 60 days following submission of the application, the FDA reviews an original BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any original BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the original BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the original BLA or NDA. The FDA reviews the original BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for Priority Review, six months after the FDA accepts the application for filing. A BLA or NDA is eligible for Priority Review if the product or the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. In both standard and Priority Reviews, the review process may also be extended by FDA requests for additional information or clarification.

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

The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an original BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. After the FDA evaluates an original BLA or NDA and conducts any inspections in the U.S. or internationally that it deems necessary, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional clinical data and/or an additional clinical trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the original BLA or NDA does not satisfy the criteria for approval.

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

The submission of an application via the Section 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are incomplete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies to demonstrate such biosimilarity under Section 351(k) or submit an original BLA for licensure as a new biological product under Section 351(a) of the PHSA.

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

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of UDENYCA, CIMERLI, YUSIMRY and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. A significant portion of our sales are subject to substantial discounts to list price, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. Decreases in third-party reimbursement for UDENYCA, CIMERLI or other products for which we receive regulatory approval or a decision by a third-party payer to not cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

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

Healthcare Reform, including the Inflation Reduction Act of 2022 (the “IRA”)

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

Environment

We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. The regulatory landscape continues to evolve, and we anticipate additional regulations in the near future. Laws and regulations are implemented and under consideration to mitigate the effects of climate change mainly caused by greenhouse gas emissions. Our business is not energy intensive. Therefore, we do not anticipate being subject to a cap and trade system, carbon emissions tax or other mitigation measure that would materially impact our capital expenditures, operations or competitive position. The building where our headquarters is located in Redwood City, California, has been awarded LEED Gold Certification from the United States Green Building Council.

Human Capital Management

As of December 31, 2022, we had 359 full-time and part-time employees. All were located in the United States and none of our employees are represented by a labor union. We have not experienced any work stoppages and believe we have good relations with our employees and contractors. Our guiding principles are anchored on the goals of being able to recruit, incentivize, retain and integrate talented employees who can develop, implement, and drive long-term value creation strategies.

On March 3, 2023, we committed to a plan to reduce our workforce by approximately 20% to focus resources on strategic priorities including the commercialization of our diversified product portfolio and development of innovative immuno-oncology product candidates. We initiated a reduction in force impacting approximately 60 full-time and part-time employees effective March 10, 2023 for most employees.

Compensation and Benefits

We believe our base salaries are fair and competitive with the external labor markets in which our employees work and are reviewed on a regular basis. We offer incentive programs that provide cash bonus opportunities to encourage and reward participants for our achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to employees to align such employees’ incentives with our long-term strategic objectives and the interests of our stockholders.

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

Inclusion and Diversity

People are a critical component of our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center of our business is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves. We believe that having a truly diverse workplace helps our company to achieve the best results, including by striving for diversity in terms of gender, ethnicity, nationality, disability status, veteran status and other factors. We launched our Diversity and Inclusion Program to our employees in 2020 and intend to continue implementation of the program in 2023. As of December 31, 2022, ethnically diverse employees represented approximately 41% of our employees and women comprised 51% of our employees. We donate to non-profit organizations such as Life Science Cares, an organization focused on eliminating the impact of poverty on our neighbors. Our Chief Executive Officer also serves on the Board of Advisors of Life Science Cares.

Health and Safety

We are committed to a safe workplace for our employees and have implemented health and safety management processes, including training and awareness, into our operations. In response to the COVID-19 pandemic, we implemented additional safety measures for the protection of our employees, including work-from-home measures for applicable employees and additional cleaning and protective measures. We require that all employees are fully-vaccinated and get all booster shots recommended by the United States Centers of Disease Control and Prevention. We react to emergencies on an ongoing basis to protect our employees, for example when there was a severe storm approaching in January 2023, our management team required that employees work from home rather than try to commute to work in our headquarters in Redwood City.

Training, Development and Engagement

We have launched a training platform that provides a variety of training topics and offers management training to advance leadership skills. Through our online learning platform, we deliver a variety of required learning modules, including those modules tied to our Code of Business Conduct, unlawful harassment and anti-corruption policies, which are completed annually by all team members. We also have Performance Management Training and Interview Training programs for our managers. We have a highly collaborative, engaging company environment.

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

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at https://www.coherus.com free of charge. We also periodically release and publicize press releases to the public that are also available on our website’s section entitled “News” which we use as a recognized channel of distribution for our investors and other people interested in our company. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable law.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed and diminished, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	Healthcare reform measures, including the IRA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Risk Factors

Investing in the common stock of a biopharmaceutical company, including one with significant international partnerships and multiple products in development, is a highly speculative undertaking and involves a substantial degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.

With the exception of generating net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2022, including net losses of $291.8 million and $287.1 million in 2022 and 2021, respectively. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of December 31, 2022, we had an accumulated deficit of $1.3 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and pre-commercial expenses for toripalimab, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. Advancing this and our other product candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

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

As of December 31, 2022, our cash, cash equivalents and investments were $191.7 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as sales from time to time through our ATM Offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the loan agreement we entered into in January 2022 (as amended to date, the “Loan Agreement”) with BioPharma Credit PLC, (as the “Collateral Agent”), BPCR

Limited Partnership, (as a “Lender”) and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement and the First Amendment to Loan Agreement referenced as Exhibit 10.21 and 10.24, respectively, to our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, stay profitable or generate any net profits, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any products or product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by shareholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” over a rolling three-year period), such corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future (some of which changes are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Certain clinical trials supporting our regulatory strategies were conducted outside the United States in foreign countries such as China, and we or our collaborators in the future may choose to conduct one or more clinical trials or a portion of such clinical trials for our product candidates outside the United States. For example, the clinical trials supporting our original BLA for toripalimab were conducted exclusively outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including the data supporting our BLA for toripalimab. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We have a limited operating history in an emerging regulatory environment on which to assess our business.

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar and immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products include UDENYCA, YUSIMRY and CIMERLI which are approved for commercialization in the United States, and we have no products approved in any other territories.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations and CIMERLI;
●	our ability to successfully launch and commercialize YUSIMRY in a very competive adalimumab market;
●	competing against numerous current and future pegfilgrastim, ranibizumab and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medical Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar or immuno-oncology competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar or immuno-oncology companies (including competition from large pharmaceutical companies entering the biosimilar market or possessing large established positions in the immuno-oncology market that may be able to gain advantages in the sale of biosimilar or immuno-oncology products based on brand recognition and/or existing relationships with customers and payers) and whether we own (or have partnered with companies owning) the commercial rights for that territory. If the market for our products and product candidates (or our share of that market) is not as significant as we expect, the price of our products is not what we project, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our products, our business may suffer.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our newly launched product, CIMERLI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA and CIMERLI, and the market acceptance of YUSIMRY, once launched, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Our acquisition of toripalimab and CHS-006 represented a significant strategic shift for our company from a historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. Pivoting in this manner requires hiring and retaining new employees with expertise across multiple therapeutic areas, particularly immuno-oncology, in a highly competitive global market for talent. In addition, our strategic transition requires us to rely heavily on our licensing relationship with Junshi Biosciences, our partner for toripalimab. A bilateral relationship involves significant risks, including those discussed below in the Risk Factor titled “we are dependent on Junshi Biosciences, Bioeq, and Orox) for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.” We have managed in a highly complex regulatory environment for biosimilars in the past where approval from the FDA primarily requires a demonstration that our product shows biosimilarity with the reference product. However, with our strategic shift to operating in both the biosimilar and immuno-oncological spaces, we must still maintain regulatory expertise within the biosimilar area while also building capabilities in the immuno-oncology market. FDA regulation of immuno-oncology product candidates like toripalimab is different than for biosimilars because we must demonstrate the safety, purity and efficacy of the product candidate to the satisfaction of the FDA rather than relying on the safety and efficacy data of the reference product and demonstrate biosimilarity. This process of generating acceptable safety and efficacy data from clinical trials represents a relatively new approach for our company, so it involves more execution risk for us than for biosimilars where we have many years of experience advancing product candidates. If we fail to successfully manage the transition of our focus on biosimilars to our new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business it will materially and adversely affect our financial results.

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

Effective January 2019, CMS assigned a product specific Q-Code to UDENYCA, which is necessary to enable providers to separately bill for UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Code assigned by CMS for UDENYCA, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor a competing product. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to “cGMP” regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, original BLA submitted under Section 351(a) of the Public Health Service Act PHSA, Section 351(k) BLA or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if they are put in place again in regions such as China, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including in China where we partner with Junshi Biosciences for toripalimab, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, in the CRL we received from the FDA for toripalimab, the FDA indicated that the review period for the resubmission of the original BLA for toripalimab would be impacted by travel restrictions and closures occurring in China as a result of the COVID-19 pandemic. While the FDA provided an initial estimate of such timing impacts, the ultimate delay could be substantially greater for reasons outside of our control.

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

We are subject to risks related to public health crises such as the global pandemic associated with the COVID-19 pandemic. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, competitive position, clinical trials and preclinical studies, including, but not limited to:

●	decreased sales of our products;
●	our ability to compete with Neulasta Onpro® during the period of time when the UDENYCA on-body injector is not approved and is not commercially available if a large number of patients demonstrate a preference to administer medication at home due to COVID-19, other viral pandemics, convenience or other factors;
●	our ability to maintain or expand the commercial use of our products due to, among other factors, healthcare providers, payers and patients not utilizing or adopting our products due to resources being strained or otherwise focused on the COVID-19 pandemic and our sales team efficacy in selling our products being limited due to such strained resources or other factors such as travel restrictions;
●	fewer individuals undertaking or completing cancer treatments, or participating in clinical trials, whether due to contracting COVID-19, self-isolating or quarantining to lower the risk of contracting COVID-19 or being unable to access care as a result of healthcare providers tending to COVID-19 patients;
●	our third-party contract manufacturers and logistics providers not being able to maintain adequate (in amount and quality) supply to support the commercial sale of our products or the clinical development of our product candidates due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	delays and difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, as well as delays or difficulties in enrolling patients or maintaining enrolled patients in our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by foreign, federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact regulatory review and approval timelines, such as for the review of our resubmitted original BLA for toripalimab;
●	limitations on our employee resources, and those of our business partners, that would otherwise be focused on the conduct of our business in all aspects, including because of sickness or fear of sickness of employees or their families; and
●	negative impact from government orders, quarantines and similar government orders and restrictions.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, there was a lockdown order in all of Shanghai, China in 2022, where our partner Junshi Biosciences has its headquarters. Such orders or restrictions may continue or be re-instated, as the case may be, thereby causing additional negative impact on our operations. Although a number of orders and restrictions have been relaxed in China, ongoing impacts remain due to the spread of COVID-19 throughout China. Further, because the full rollout of COVID-19 vaccines and booster doses has suffered from reluctance from eligible individuals to be fully inoculated, the COVID-19 pandemic may last longer than expected and could result in additional outbreaks that prompt additional closings. In addition, the spread of more contagious and deadly variants, such as the Delta variant and the omicron variant, could cause the COVID-19 pandemic to last longer or be more severe than expected. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

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

Risks Related to Competitive Activity

Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

We operate in highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have demonstrated the ability to effectively discover molecules, obtain patents, develop, test and obtain regulatory approvals for products, as well as an ability to effectively commercialize, market and promote approved products. Numerous companies, universities and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors are large, experienced multinational pharmaceutical and biotechnology companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, legal, governmental affairs, manufacturing, personnel, marketing resources, and the benefits of mergers and acquisitions.

Toripalimab, if approved, will enter a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck, Opdivo® (nivolumab) from BMS, Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca, Bavencio® (avelumab) from EMD Serono Inc. and Pfizer, and Libtayo® (cemiplimab-rwlc) from Regeneron and Sanofi, and Jemperli (dostarlimab-gxly) from GlaxoSmithKline. In addition to toripalimab, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis). We believe there is potentially a high unmet need for toripalimab for treatment for NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

UDENYCA faces competition in the United States from Amgen, Viatris, Sandoz, Pfizer, and Spectrum, and is expected to face competition from Amneal and Fresenius, each of which has announced the approval of a pegfilgrastim biosimilar.

CIMERLI faces competition in the United States from Roche/Genentech (the manufacturer of Lucentis, Vabysmo and SusvimoTM). Biogen with collaborator Samsung Bioepis, Xbrane (in collaboration with STADA and Bausch & Lomb) have each disclosed the development of a Lucentis biosimilar candidate.

YUSIMRY, following our planned launch, may face competition in the United States from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States when we launch it as planned in July 2023.

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

Competitors in the biosimilar market have the ability to compete on price through PBMs, payers and their third-party administrators, IDNs and hospitals who exert downward pricing pressure on our product offerings. It is possible our biosimilar competitors’ compliance with price discounting demands in exchange for market share or volume requirements could exceed our capacity to respond in kind and reduce market prices beyond our expectations. There could be similar price competition in the immuno-oncology market that could adversely affect our results in the future. Such practices may limit our ability to increase market share and may also impact profitability.

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

If other biosimilars of adalimumab (Humira), are approved and successfully commercialized before YUSIMRY, our business would suffer. If other competitors to toripalimab and CHS-006 are approved and successfully commercialized before toripalimab and CHS-006, our business would suffer.

Approvals have already been obtained and we expect additional companies to continue to seek approval to manufacture and market biosimilar versions of Humira. Similarly, there are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or antibodies targeting TIGIT or are developing such compounds for commercialization in the United States. If other biosimilars of these branded biologics are approved and successfully commercialized before YUSIMRY and if other competitors to toripalimab and CHS-006 are successfully commercialized before toripalimab and CHS-006, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel and to the extent our stock price declines significantly or is highly volatile due to a variety of factors outside of our control, our equity compensation packages may not provide the retention and motivation incentive that we believe they should. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Footnote 11. Stock-Based Compensation and Employee Benefits to our financial statements included in this report. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may need to expand our organization, particularly due to the transition of our strategy from a biosimilars business to a company using cash flows from our commercial biosimilars portfolio to fund our immuno-oncology pipeline, and we may experience difficulties in managing this transition and associated growth, which could disrupt our operations.

As of December 31, 2022, we had 359 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time, we may need to hire additional people in the future. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including building our immuno-oncology platform. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party clinical research organizations (“CROs”) to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are dependent on Junshi Biosciences, Bioeq, and Orox for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have exclusive licenses from Junshi Biosciences to develop and commercialize toripalimab and CHS-006 in the United States and Canada. We have an exclusive license from Bioeq to commercialize CIMERLI in the United States. Our licensors are responsible for supplying us with drug substance and final drug products.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA and YUSIMRY in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA, also excluding Argentina).

Our licenses with Junshi Biosciences, Bioeq, Orox, or other future license or collaboration agreements, may not result in positive outcomes. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

We have experienced reduced production yields, product defects and other supply disruptions. For example, we have experienced failures with respect to the manufacturing of certain lots of each of our product candidates resulting in delays prior to our taking corrective action. Additionally, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any adverse developments affecting manufacturing operations for our product candidates, including due to sudden or long-term changes in weather patterns, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products that are manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the third quarter of 2022, we recorded a $26.0 million write-down of inventory that was at risk of expiration. Although we believe that the assumptions that we use in estimating inventory write-downs are reasonable, additional write-downs of inventory may be required in the future if actual market conditions are less favorable than our projections, which could materially and adversely impact our financial results. In addition to such write-offs, we may also have to incur charges and expenses related to firm purchase commitments or for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

We currently engage single suppliers for manufacture, clinical trial services, formulation development and product testing of our product candidates. The loss of any of these suppliers or vendors could materially and adversely affect our business.

For our products and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. For example, in September 2022 we entered into the Bioeq Manufacturing Agreement for our supply of CIMERLI. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot assure you that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additional delays or cost increases could occur due to the direct or indirect effects of the COVID-19 pandemic and the ongoing conflict in Ukraine. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners, or our contract manufacturers must supply all necessary documentation in support of a Section 351(k) BLA, original BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. We have faced a delay in the inspection of our partner’s manufacturing facilities in China, which has resulted in a delay of the approval of our original BLA for toripalimab. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we receive approval for our product candidates, regulatory agencies including the FDA and foreign regulatory agencies, regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or extended delay in approval or clearance of future products.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the United States Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the United States Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit. Amgen and Coherus filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. On November 30, 2020, the District Court issued an order denying our motion.

On January 24, 2019, we entered into settlement and license agreements with AbbVie, that grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolve all pending disputes between the parties related to YUSIMRY. Under the United States settlement, our license period in the United States commences on July 1, 2023.

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

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available and/or Supplementary Protection Certificates in the E.U. states and Switzerland seeking to extend certain patent protection, which, if approved, may interfere with or delay the launch of one or more of our products.

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

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but we will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, YUSIMRY received FDA approval but we still will not launch it until July 2023 due to our settlement agreement with AbbVie, and the toripalimab original BLA remains under review by the FDA. Other than certain PK bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, in 2020 during FDA’s review of Bioeq’s Section 351(k) BLA for CIMERLI, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its Section 351(k) BLA for this candidate in order to provide the requested data and to resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our product candidates, other than UDENYCA, which has received approval from the FDA and EMA, YUSIMRY, and CIMERLI which have received approval from the FDA, and toripalimab, which is approved for use in China only, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

On April 29, 2022, the FDA issued a CRL in response to our original BLA for toripalimab. The letter identified certain issues, including a request for a quality process change. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are still engaged in ongoing discussions with the FDA about the pre-approval inspection plans. Even though the FDA accepted our resubmission of the BLA for toripalimab, there is no guarantee that the FDA will be able to conduct its required inspection or that the FDA will conclude that the information in that resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for toripalimab. Additionally, certain factors beyond our control, such as the COVID-19 pandemic, may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our collaboration partners, or both, as the case may be, must conduct clinical studies to demonstrate the safety and efficacy of the product candidates in humans.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required IRB approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;

●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

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

If other biosimilars of pegfilgrastim (Neulasta) or adalimumab (Humira) are determined to be interchangeable and our biosimilar products and product candidates for these originator products are not, our business could suffer.

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

We are marketing UDENYCA and CIMERLI in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel) (for which we discontinued development), rituximab (Rituxan), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the United States.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar.

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
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives)), and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our products. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with ASP information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Pursuant to the IRA, the AMP and ASP figures we report will also be used to compute rebates under Medicare Part D and Medicare Part B triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $5.58 to $38.10 per share during the period from November 6, 2014 through December 31, 2022 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 63.8% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We also recently entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200.0 million in the first quarter of 2022 and increases to $210.0 million for the quarter ended March 31, 2024 and increases to be as much as $300.0 million for the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of December 31, 2022, there were 78.9 million shares of common stock outstanding.

In addition, as of December 31, 2022, approximately 29.3 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Footnote 11. Stock-Based Compensation and Employee Benefits to our financial statements included in this report. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Similar to prior or ongoing financing transactions like the ATM Offering or the shares of common stock that may be issued after we enter into definitive agreements contemplated by the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2022, we reserved for future issuance under the 2016 Plan a total of 0.9 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	failure of the FDA to conduct required inspections in foreign countries such as China or accept clinical trial data obtained by our product candidates in clinical trials in China, which could result in an inability to obtain acceptance or increased costs to pursue clinical trials in the United States;

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with Russia’s invasion of Ukraine in February 2022; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (or “ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We also face significant costs from complying with new ESG regulations, for example, the SEC’s proposed climate disclosure rule would result in significant costs of compliance if it is approved as proposed in the future.

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

Our corporate headquarters and laboratory are located in the San Francisco Bay Area and in Southern California (Camarillo), respectively. These locations have in the past experienced severe earthquakes, floods and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

The continuation of the war in Ukraine may exacerbate certain risks we face.

Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect the outbreak to directly have a significant effect on our financial condition or results of operations. However, if the war in Ukraine persists, escalates or expands, risks that we have identified in this Annual Report on Form 10-K may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflict, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, the SEC’s proposed climate disclosure rule would result in significant costs of compliance if final rules that are similar to the proposed rules are approved in the future. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal information, including health-related information, we could incur liability and suffer reputational harm, and the development and commercialization of our products could be delayed. Federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.

We face the significant risks associated with our recent company-wide implementation of an ERP system that may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher.

The EU has also adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

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

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 8. “Financial Statements and Supplementary Data,” Note 8. “Commitments and Contingencies.”

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. As of February 28, 2023, there were approximately 26 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on December 29, 2017  (the last trading day before the beginning of our fifth preceding fiscal year) through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 29, 2017
Among Coherus Biosciences, Inc, the Nasdaq Biotech Index, and the Nasdaq Composite Index
$250.0
$200.0
$150.0
$100.0
$50.0
$-
2017
2018
2019
2020
2021
2022
Coherus BioSciences
Nasdaq NBI Index
Nasdaq Composite Index

Recent Sales of Unregistered Equity Securities

From January 1, 2022 through December 31, 2022, there were no sales or issuances of unregistered securities that were not otherwise reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2022.  A total of 15,364 shares were surrendered to Coherus in the fourth quarter of 2022, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

This MD&A section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved biosimilars. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes three FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. Our second product, CIMERLI, was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. We launched CIMERLI commercially in the United States on October 3, 2022. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie.

In addition to our three FDA-approved biosimilar products, we also have an original BLA under review by the FDA for toripalimab. Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 have the potential to promote the immune system’s ability to attack and kill tumor cells. The original BLA for toripalimab was for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. On April 29, 2022, we received a CRL from the FDA for the original BLA for toripalimab requesting certain manufacturing process changes that we and Junshi Biosciences believe are readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the pre-approval inspection plans. Since the decision in February 2022 by the FDA to not approve the BLA for sintilimab, the FDA’s current stance is to reject most product candidates that do not have data that is reflective of U.S. medical practice and/or the U.S. patient population and in particular with clinical trials conducted in a single country such as China. However, we believe that our original BLA for toripalimab for NPC is a distinct case because there are no approved immunotherapies for NPC in the United States and the FDA has stated that NPC warrants regulatory flexibility with respect to the sufficiency of single country clinical data. We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. In January 2023, we and Junshi Biosciences acted to reduce the scope of the ongoing development plan for toripalimab in the United States that is used as part of the calculation for reimbursable research and development expense under the Collaboration Agreement.

In May 2022, we discontinued development of CHS-305, an Avastin biosimilar candidate.

We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA and CIMERLI. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise, continue to grow our ophthalmology product portfolio and launch the commercialization of other biosimilar products.

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

Business Update

On January 9, 2023, we announced that we entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in the first half of 2023. Under the Term Sheet, we will make a total upfront payment of approximately €30 million, comprised of cash and our common stock, thirty days after the execution of the Definitive Agreements. We also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which we will include in a subsequent filing when such Definitive Agreements are executed.

On November 8, 2022, we filed a registration statement on Form S-3, which was declared effective on November 17, 2022 (the “Registration Statement”). Under the Registration Statement, we may offer and sell up to $150.0 million in the aggregate of our common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, we entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock through or to Cowen as our sales agent or principal in an at-the-market offering (“ATM Offering”). Any shares of our common stock offered and sold in the ATM Offering are to be issued pursuant to the Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated November 17, 2022. As of December 31, 2022, we sold 916,884 shares of common stock at a weighted-average price per share of $7.30 for gross proceeds of $6.7 million pursuant to the ATM Offering and received net proceeds of $6.5 million, net of $0.2 million of commissions and fees. In January 2023, we settled an additional 295,200 shares at a weighted-average price per share of $7.41 for gross proceeds of $2.2 million pursuant to the ATM Offering and received net proceeds of $2.1 million, net of $0.1 million of commissions and fees.

In January 2022, we entered into the Loan Agreement with the Collateral Agent and the Lenders that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) that was funded on March 31, 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) that was not funded; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”) that was funded on September 14, 2022. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The outstanding tranches of the 2027 Term Loans accrue interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and, starting April 1, 2023, accrue interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the fourth quarter of 2022 was 12.00%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA is a biosimilar to Neulasta, a long-acting G-CSF. We launched UDENYCA commercially in the United States in January 2019. In 2022, 2021 and 2020, we recorded UDENYCA net product sales of $203.8 million, $326.5 million and $475.8 million, respectively. In addition to the currently marketed PFS presentation and UDENYCA AI, which had its prior approval supplement approved on March 3, 2023, we are also developing additional presentations of UDENYCA, such as a proprietary OBI and an AI. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the PK and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to our currently marketed UDENYCA PFS. We are planning a 2023 launch of UDENYCA OBI, if approved by the FDA. We submitted a prior approval supplement to the FDA for UDENYCA AI in 2022. The FDA approved the prior approval supplement for UDENYCA AI on March 3, 2023. Commercial availability of UDENYCA AI is planned for the second quarter of 2023.
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

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the original BLA for toripalimab to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting certain manufacturing process changes. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the pre-approval inspection plans. We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. We believe there is potentially a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

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

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical trials for CHS-006 to proceed in the United States under an IND, and we plan to advance toripalimab in combination with CHS-006 in a clinical trial in North America in the second quarter of 2023.

●	We are pursuing an early-stage development candidate designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We expect to submit an IND to the FDA in 2023 for CHS-1000, an antibody targeting ILT4.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), a monoclonal antibody that can bind to TNF. YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie Inc. Based on our current review, we believe the adalimumab market will be very competitive when we are able to launch on July 1, 2023.

Ophthalmology

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and PFS presentation. Under the Bioeq Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

On August 2, 2022, the FDA approved CIMERLI as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. On October 3, 2022, we launched CIMERLI commercially in the United States in both 0.3 mg and 0.5 mg dosage forms.

Discontinued Product Candidates

In January 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada. On May 3, 2022, we provided notice of termination of the Innovent Agreement to Innovent to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period.

In October 2022, we discontinued development of our preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We and Junshi Biosciences are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to toripalimab in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2022, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, we entered into a Stock Purchase Agreement with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in us. Pursuant to the Stock Purchase Agreement, on April 16, 2021,

we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate amount of approximately $50.0 million in cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two year period following its effective date.

COVID-19 Update

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Although cases and deaths from the COVID-19 pandemic have generally declined in the United States in the past year, outbreaks of COVID-19 in China recently resulted in a protracted lockdown covering all of Shanghai where our partner Junshi Biosciences has its headquarters. The lingering impacts of recent outbreaks of COVID-19 in China may impact the timeline to manufacture toripalimab and the FDA has communicated to us the COVID-19 pandemic will impact the FDA’s ability to conduct foreign inspections of our partner’s manufacturing facilities in China. Until further outbreaks of COVID-19 are controlled, we expect it may continue to adversely impact our sales growth. In addition, the spread of more contagious and/or deadly variants could cause future outbreaks of COVID-19 and could result in the reinstatement of restrictive orders that could disrupt our business.

While the long-term economic impact and future outbreaks of  COVID-19  may be difficult to predict, the pandemic has resulted in, and future outbreaks may continue to cause, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock and our convertible notes. In addition, a recession, market correction or depression resulting from the world’s ongoing recovery from  the COVID-19 pandemic could materially affect our business and the value of our notes and our common stock.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie. On August 2, 2022, the FDA approved CIMERLI, which we launched on October 3, 2022. Total net revenues were $211.0 million and $326.6 million in 2022 and 2021, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and certain overhead costs. During the third quarter of 2022, we recorded an inventory write-down of $26.0 million for inventory at risk of expiration, and in the year ended December 31, 2021 we recorded a net $5.1 million inventory write-off for inventory that did not meet acceptance criteria. Through March 31, 2021, a portion of the costs of producing UDENYCA sold was expensed as research and development before the FDA approval of UDENYCA and therefore is not reflected in cost of goods sold. All the inventory expensed prior to approval of UDENYCA was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA are fully reflected in cost of goods sold beginning April 1, 2021. On May 2, 2019, we settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then. Additionally, we will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range, and pursuant to the Genentech Agreement we incur a royalty that is a low single-digit percentage of net sales of CIMERLI that must be paid through the end of 2023.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with collaborators, consultants, third-party CROs, and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	upfront and certain milestone payments related to licensing and collaboration agreements.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Development Status as of	Year Ended December 31,
(in thousands)	December 31, 2022	2022	2021
External costs incurred by product candidate:
UDENYCA	Approved (1)	$17,358	$39,026
YUSIMRY	Approved (2)	26,309	48,326
Toripalimab	Pivotal Clinical Trials (3)	36,871	43,368
CHS-006	Clinical Trials (4)	4,650	—
CHS-1000	Early-Stage Development (5)	2,671	—
Discontinued projects	Discontinued (6)	1,007	20,262
Junshi Biosciences upfront and option exercise payments		35,000	136,000
Other research and development expenses (7)		1,838	5,295
Internal costs		73,654	70,828
Total research and development expenses		$199,358	$363,105

(1)	Expenses related primarily to development efforts to obtain Prior Approval Supplements (“PAS”) for additional presentations of UDENYCA.
(2)	YUSIMRY, formerly CHS-1420, was approved by the FDA in December 2021. Expenses in 2021 primarily related to FDA pre-approval inspections and scaling up process performance qualification production runs. Expenses in 2022 primarily related to on-going manufacturing efforts for new formulations and clinical studies.
(3)	The FDA has granted Priority Review for the toripalimab BLA, as well as Breakthrough Therapy Designation for toripalimab for the treatment of NPC, and the original BLA for toripalimab is currently under review. In 2022 and 2021, we reimbursed Junshi Biosciences $25.0 million per year for toripalimab clinical trials that were included in the development plan for toripalimab as described in the Collaboration Agreement and with changes approved by the joint development committee.
(4)	In March 2022, we exercised our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences, expanding our 2021 immuno-oncology collaboration agreement. Expenses in 2022 included our reimbursement for certain costs related to an ongoing CHS-006 clinical trial being conducted by Junshi Biosciences.
(5)	We expect to submit an IND to the FDA in 2023 for CHS-1000, an antibody targeting ILT4.
(6)	The $1.0 million of expense in 2022 relates to CHS-3318 and CHS-305 which were both discontinued during the year. The expense in 2021 includes $11.2 million related to CHS-2020 which was discontinued during 2021 and $9.1 million related to CHS-305.
(7)	Amount consists of expenses for other pipeline candidates and CIMERLI, which was approved by the FDA in August 2022.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA, CIMERLI, YUSIMRY and our product candidate, toripalimab. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred related to the early repayment of debt obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, and gains (losses) from disposal of long-lived assets.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,
(in thousands)	2022	2021	Change
Net revenue	$211,042	$326,551	$(115,509)

The decrease in net revenue was primarily due to a decrease in the number of UDENYCA units sold and a reduction in the average net selling price per unit resulting from competition and lower patient enrollment. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home. These negative factors were partially offset by our CIMERLI launch in October 2022 which contributed $6.9 million of net revenue in 2022.

We expect our net revenue to increase during 2023, as a result of CIMERLI’s launch in October 2022 and the planned launches in 2023 of toripalimab and YUSIMRY and additional presentations of UDENYCA.

Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2022	2021	Change
Cost of goods sold	$70,083	$57,591	$12,492
Gross margin	67%	82%

The increase in cost of goods sold primarily resulted from the $26.0 million write-down in the third quarter of 2022 of inventory at risk of expiration compared to the $5.1 million net write-off of inventory in 2021 for inventory that did not meet acceptance criteria, partially offset by decreases in the number of UDENYCA units sold, lower royalty costs by $3.0 million as well as the sale of $3.3 million of previously expensed UDENYCA batches that were required to be expensed as research and development prior to the FDA approval of UDENYCA and, therefore, was not reflected in the cost of goods sold in 2021.

We expect our gross margin to decrease during 2023 primarily driven by royalties paid for CIMERLI sales, sales of YUSIMRY in a very competitive market and continued declines in net realized prices of UDENYCA. This decrease is expected to be partially offset by the $26.0 million write-down of UDENYCA inventory at risk of expiration in 2022.

Research and Development Expense

	Year Ended December 31,
(in thousands)	2022	2021	Change
Research and development	$199,358	$363,105	$(163,747)

The decrease in research and development expense was primarily due to:

●	higher license fees in 2021, including $145.0 million in expense pursuant to the Collaboration Agreement with Junshi Biosciences in February 2021, which was partially offset by a $9.0 million credit related to the fair value of the discount for lack of marketability on the common shares purchased under the Stock Purchase Agreement, as compared to 2022 which included an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $22.0 million related to the development of YUSIMRY mainly due to higher costs in 2021 associated with FDA pre-approval inspections and scaling up process performance qualification production runs;
●	a decrease of $21.7 million related to the development of additional presentations of UDENYCA;
●	a decrease of $11.2 million in CHS-2020 costs related to the discontinuation of its development in the first quarter of 2021;
●	a decrease of $8.5 million in costs for the development of bevacizumab (Avastin) biosimilar, a former product candidate which we discontinued development in May 2022; and
●	a decrease of $1.8 million in co-development costs for toripalimab and CHS-006.

The decrease was partially offset by:

●	an increase of $2.7 million for early stage development of an antibody targeting ILT4; and
●	an increase of $1.8 million in personnel and consulting costs to advance our research and development programs.

We expect our research and development expense in 2023 to be lower than in 2022, excluding potential milestone payments related to our product candidates, because of the reduced scope of the development plan for toripalimab in the United States based on changes approved by us and Junshi Biosciences.

Selling, General and Administrative Expense

	Year Ended December 31,
(in thousands)	2022	2021	Change
Selling, general and administrative	$198,481	$169,713	$28,768

The increase in selling, general and administrative expense was primarily due to the following:

●	a net increase of $22.1 million for personnel, consulting, professional services, marketing, advertising and other expenses resulting from an increase in sales force personnel and related commercial functions to support our current and future product sales;
●	an increase of $4.1 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our current and future products; and
●	an increase of $3.2 million in travel expenses as a result of curtailed travel in 2021 due to COVID-19.

We expect our selling, general and administrative expense in 2023 to be lower than in 2022 primarily as a result of decreased commercial costs.

Interest Expense

	Year Ended December 31,
(in thousands)	2022	2021	Change
Interest expense	$32,474	$22,959	$9,515

The increase in interest expense in 2022 was primarily due to a higher average outstanding debt balance and interest rate increases in the United States in 2022, which has led to a higher weighted-average interest rate in 2022 as compared to 2021. In addition, the increase in interest expense was due to $3.9 million of interest expense related to the 2027 Term Loan discount and debt issuance costs that were allocated to unfunded tranches and subsequently amortized over the respective commitment periods for tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Our 2027 Term Loans have a variable interest rate component that resets the first day of every quarter, and the total interest rate ranged from 9.25% in the first quarter of 2022 to 12.00% in the fourth quarter of 2022. The interest rate on the 2027 Term Loans increased to 13.03% for the first quarter of 2023. As a result of the higher interest rate and higher average outstanding debt balance, we expect higher interest expense in 2023.

Loss on Debt Extinguishment

	Year Ended December 31,
(in thousands)	2022	2021	Change
Loss on debt extinguishment	$6,222	$—	$6,222

The $6.2 million loss on debt extinguishment recorded in 2022 resulted from voluntarily prepaying all amounts outstanding under the loan agreement between us and affiliates of Healthcare Royalty Partners dated as of January 7, 2019 (the “2025 Term Loan”) in January 2022.

Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2022	2021	Change
Other income (expense), net	$3,822	$(283)	$4,105

In 2022 other income (expense), net increased primarily as a result of interest income on our cash, cash equivalents and marketable securities. The interest rate in 2022 was higher than in 2021 due to several interest rate increases in the United States in 2022. The net expense in 2021 was due to the realized loss upon liquidating our investments in marketable securities.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	December 31,		December 31,
(in thousands)	2022		2021
Financial assets
Total Cash, cash equivalents and marketable securities	$191,681		$417,195

Debt obligations:
2027 Term Loans	$245,483	(1)	$—
2025 Term Loan	—		75,513	(1)
2022 Convertible Notes	—		108,479	(1)
2026 Convertible Notes	225,575		224,288
Total debt obligations	$471,058		$408,280

(1)	The 2027 Term Loans were entered into in January 2022 in connection with the payoff and refinancing of existing debt facilities. See below for further discussion and “Note 7. Debt Obligations” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2022 and 2021. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

We entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. As of December 31, 2022, we sold 916,884 shares of common stock at a weighted-average price per share of $7.30 for gross proceeds of $6.7 million pursuant to the ATM Offering and received net proceeds of $6.5 million, net of $0.2 million of commissions and fees. In January 2023, we settled an additional 295,200 shares at a weighted-average price per share of $7.41 for gross proceeds of $2.2 million pursuant to the ATM Offering and received net proceeds of $2.1 million, net of $0.1 million of commissions and fees. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of December 31, 2022, we had an accumulated deficit of $1.3 billion and cash, cash equivalents, and marketable securities of $191.7 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales and ATM Offering proceeds will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical supplies and any products that we may develop;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;

●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we acquire or invest in businesses, products or technologies;
●	the impact of general economic conditions on our business, including but not limited to increased interest rates and high inflation; and
●	the costs of the impact from the COVID-19 pandemic and future outbreaks.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Financing arrangements

2027 Term Loans

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our 2022 Convertible Notes due in March 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million that was not funded; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million that was funded on September 14, 2022. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) January 5, 2027; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrue interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and, starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

2025 Term Loan

As of December 31, 2021, the carrying amount of our $75.0 million aggregate principal 2025 Term Loan was $75.5 million. In January 2022, we used proceeds from a separate borrowing, Tranche A Loan of the 2027 Term Loans, to voluntarily prepay all amounts outstanding under the 2025 Term Loan, pursuant to the $81.9 million payoff amount which included all costs and fees.

2022 Convertible Notes

As of December 31, 2021, the carrying amount of our $100.0 million aggregate principal amount convertible senior notes due March 31, 2022 was $108.5 million, inclusive of a 9% premium due at maturity or redemption, if not earlier converted. During the first quarter of 2022, we fully repaid these notes, and in connection with the repayment, drew $100.0 million from the Tranche B Loan of the

2027 Term Loans. Excluding accrued interest, the payoff amount of the 2022 Convertible Notes was $109.0 million.

2026 Convertible Notes

As of December 31, 2022, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $225.6 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity.  If the 2026 Convertible Notes were converted on December 31, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $94.6 million based on our closing stock price of $7.92 as of December 30, 2022.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Notes and other financial institutions. Since inception, the cap price has been $25.93 per share, which represents a premium of approximately 75.0% over the last reported sale price of our common stock of $14.82 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of December 31, 2022, such contingencies were not recorded in our financial statements.

The following table presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of December 31, 2022:

Counterparty	Description	Potential Aggregate Milestone Amount (1)
Junshi Biosciences	Toripalimab	$380.0 million (2)
	CHS-006 anti-TIGIT antibody	$255.0 million (3)
Bioeq	CIMERLI	€5.0 million (4)

(1)	Excludes the potential aggregate upfront and milestone amounts for the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in the first half of 2023.
(2)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the pre-approval inspection plans. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(3)	Upon initiation of the first qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(4)	Relates to a milestone contingent upon the launch readiness of a PFS product, if achieved during 2023.

Other Commitments

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of December 31, 2022 were $68.8 million, as outlined in “Note 8. Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Leases

We lease office and laboratory facilities through arrangements treated as operating leases, and we lease vehicles through finance leases. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2022 was $10.3 million, with $4.9 million of these obligations due within twelve months.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(241,124)	$(37,432)
Net cash used in investing activities	(166,850)	(138,410)
Net cash provided by financing activities	54,326	51,879
Net decrease in cash, cash equivalents and restricted cash	$(353,648)	$(123,963)

Net cash used in operating activities

Cash used in operating activities of $241.1 million in 2022 was primarily due to the net loss of $291.8 million adjusted for the classification of the cash option payment to Junshi Biosciences of $35.0 million to investing activities, non-cash items including stock-based compensation expense of $50.7 million, net inventory write-offs of $26.0 million and other non-cash adjustments of $18.2 million, partially offset by the changes in our operating assets and liabilities of $79.3 million.

Cash used in operating activities of $37.4 million in 2021 was primarily due to the net loss of $287.1 million adjusted for the classification of the upfront license fee payment to Junshi Biosciences of $136.0 million pursuant to the Collaboration Agreement, non-cash items including stock-based compensation expense of $51.4 million, net inventory write-offs of $5.1 million and other non-cash adjustments of $14.8 million, as well as the changes in our operating assets and liabilities of $42.4 million.

Net cash used in investing activities

Cash used in investing activities of $166.9 million in 2022 was primarily due to purchases of investments in marketable securities of $127.4 million, the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences, a $2.4 million milestone payment to Bioeq related to the launch of CIMERLI, and purchases of property and equipment of $2.0 million.

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

Net cash provided by financing activities

Cash provided by financing activities of $54.3 million in 2022 was primarily due to proceeds of $240.7 million under the 2027 Term Loans, net of debt discount and issuance costs, proceeds of $6.4 million from the ATM Offering, net of issuance costs, and $2.3 million proceeds from purchase under the ESPP. These were partially offset by fully repaying $109.0 million on the 2022 Convertible Notes and $81.8 million on the 2025 Term Loan (excluding interest which is presented as an operating activity), and $3.7 million in tax payments related to net share settlement of RSUs.

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

In 2022, 2021 and 2020, total sales deductions to gross product sales were 73%, 67% and 59%, respectively. Adjustments to provisions for rebates and chargebacks related to sales made in prior periods were less than 3% of the actual payments and customer credits issued in each of the years 2022 and 2021. A change of 10% in our total provisions for product sales discounts and allowances as of December 31, 2022, would have resulted in a change of our pre-tax earnings in 2022 by approximately $10.1 million. A summary of the activities and ending reserve balances for each significant category of discounts and allowances, can be found in “Note 2. Revenue” in the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

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

In 2022, 2021 and 2020, cost of goods sold included inventory write-offs, net of $26.0 million, $5.1 million and $2.2 million, respectively. As of December 31, 2022, a 10% reduction in the carrying value of inventory we expect to sell in 2023 would be approximately $3.9 million.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $191.7 million, consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

Our financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, investments and accounts receivables. We attempt to minimize the risks related to cash, cash equivalents and investments by investing in a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. There were no material losses from credit risks on such accounts during any of the periods presented. We are not exposed to any significant concentrations of credit risk from these financial instruments.

We are also subject to credit risk from trade receivables related to product sales, and we monitor the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. We have not experienced significant losses with respect to the collection of trade receivables.

We are exposed to interest rate risk with respect to variable rate debt. As of December 31, 2022, we had $250.0 million principal outstanding on our 2027 Term Loans that accrue interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and, starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended December 31, 2022 was 12.00%, and the interest rate during the first quarter of 2023 will be 13.03% based on the 3-month LIBOR on January 1, 2023. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of December 31, 2022.

In April 2020, we issued $230.0 million aggregate principal amount of 2026 Convertible Notes with a fixed interest rate of 1.5%. Since the notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt fluctuates when interest rates change. Additionally, the fair value of the 2026 Convertible Notes can be impacted when the market price of our common stock fluctuates. We carry the 2026 Convertible Notes on our balance sheet at face value less the unamortized discount and issuance costs, and we present the fair value for required disclosure purposes only.

Substantially all of our sales are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we make purchases of CIMERLI inventory from and pay royalties to our partner Bioeq that are denominated in Euros and we are therefore subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our consolidated statements of operations.

Item 8.   Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2023 expressed an unqualified opinion thereon.

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

Estimate of Reserves for Chargebacks and Rebates

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $42.7 million at December 31, 2022. Estimated rebates are presented within accrued rebates, fees and reserves and other liabilities, non-current on the consolidated balance sheet and totaled $38.7 million at December 31, 2022.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2022, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

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

Excess and Obsolete Inventory Reserve

Description of the Matter

As of December 31, 2022, the Company had $115.1 million of inventory which included $10.3 million of raw materials, $86.7 million of work in progress and $18.1 million of finished goods. As disclosed in Note 1 to the Company’s consolidated financial statements, inventories are stated at the lower of cost or estimated net realizable value. The Company assesses its inventory levels along with its purchase commitments each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale or has a cost basis in excess of its expected net realizable value.

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

San Mateo, California

March 6, 2023

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,547	$417,195
Investments in marketable securities	128,134	—
Trade receivables, net	109,964	123,022
Inventory	38,791	37,642
Prepaid manufacturing	17,880	13,666
Other prepaids and current assets	22,918	10,798
Total current assets	381,234	602,323
Property and equipment, net	8,754	7,813
Inventory, non-current	76,260	55,610
Goodwill and intangible assets	5,931	3,563
Other assets, non-current	8,668	10,025
Total assets	$480,847	$679,334
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,526	$16,159
Accrued rebates, fees and reserves	54,461	79,027
Accrued compensation	22,610	22,014
Accrued and other current liabilities	50,097	48,127
Total current liabilities	138,694	165,327
Term loans	245,483	75,513
Convertible notes	225,575	332,767
Lease liabilities, non-current	5,046	7,251
Other liabilities, non-current	3,467	750
Total liabilities	618,265	581,608
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 78,851,516 and 76,930,096 at December 31, 2022 and 2021, respectively)	8	7
Additional paid-in capital	1,204,431	1,147,843
Accumulated other comprehensive loss	(249)	(270)
Accumulated deficit	(1,341,608)	(1,049,854)
Total stockholders' equity (deficit)	(137,418)	97,726
Total liabilities and stockholders’ equity (deficit)	$480,847	$679,334

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$211,042	$326,551	$475,824
Costs and expenses:
Cost of goods sold	70,083	57,591	37,667
Research and development	199,358	363,105	142,759
Selling, general and administrative	198,481	169,713	139,079
Total costs and expenses	467,922	590,409	319,505
(Loss) income from operations	(256,880)	(263,858)	156,319
Interest expense	(32,474)	(22,959)	(21,166)
Loss on debt extinguishment	(6,222)	—	—
Other income (expense), net	3,822	(283)	554
(Loss) income before income taxes	(291,754)	(287,100)	135,707
Income tax provision	—	—	3,463
Net (loss) income	$(291,754)	$(287,100)	$132,244

Net (loss) income per share:
Basic	$(3.76)	$(3.81)	$1.85
Diluted	$(3.76)	$(3.81)	$1.62

Weighted-average number of shares used in computing basic and diluted net (loss) income per share:
Basic	77,630,020	75,449,632	71,411,705
Diluted	77,630,020	75,449,632	83,491,898

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(291,754)	(287,100)	$132,244
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net of tax	22	—	—
Foreign currency translation adjustments, net of tax	(1)	—	288
Comprehensive (loss) income	$(291,733)	$(287,100)	$132,532

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2019	70,366,661	7	1,000,763	(558)	(894,998)	105,214
Net income	—	—	—	—	132,244	132,244
Issuance of common stock upon exercise of stock options	1,704,764	—	17,061	—	—	17,061
Issuance of common stock upon vesting of restricted stock units ("RSUs")	89,668	—	—	—	—	—
Issuance of common stock under the ESPP	267,772	—	3,801	—	—	3,801
Issuance of common stock upon 2019 bonus payout in RSUs	134,099	—	2,378	—	—	2,378
Taxes paid related to net share settlement of bonus payout in RSUs	(49,616)	—	(880)	—	—	(880)
Purchase of capped call options related to convertible notes due 2026	—	—	(18,170)	—	—	(18,170)
Stock-based compensation expense	—	—	39,038	—	—	39,038
Cumulative translation adjustment	—	—	—	288	—	288
Balances at December 31, 2020	72,513,348	7	1,043,991	(270)	(762,754)	280,974
Net loss	—	—	—	—	(287,100)	(287,100)
Issuance of common stock upon exercise of stock options	1,316,361	—	10,410	—	—	10,410
Issuance of common stock upon vesting of RSUs	465,930	—	—	—	—	—
Issuance of common stock under the ESPP	238,934	—	3,002	—	—	3,002
Issuance of common stock to Junshi Biosciences, net of issuance costs	2,491,988	—	40,903	—	—	40,903
Taxes paid related to net share settlement of RSUs	(96,465)	—	(1,753)	—	—	(1,753)
Stock-based compensation expense	—	—	51,290	—	—	51,290
Balances at December 31, 2021	76,930,096	7	1,147,843	(270)	(1,049,854)	97,726
Net loss	—	—	—	—	(291,754)	(291,754)
Issuance of common stock upon exercise of stock options	141,897	—	691	—	—	691
Issuance of common stock upon vesting of RSUs	806,854	—	—	—	—	—
Issuance of common stock under the ESPP	347,883	—	2,320	—	—	2,320
Issuance of common stock under ATM Offering, net of issuance costs	916,884	1	6,133	—	—	6,134
Taxes paid related to net share settlement of RSUs	(292,098)	—	(3,744)	—	—	(3,744)
Stock-based compensation expense	—	—	51,188	—	—	51,188
Other comprehensive gain, net of tax	—	—	—	21	—	21
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net (loss) income	$(291,754)	$(287,100)	$132,244
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,699	3,454	2,888
Stock-based compensation expense	50,737	51,364	38,160
Write-off of prepaid manufacturing services related to the termination of CHS-2020	—	3,210	—
Inventory write-offs, net	26,000	5,133	2,171
Non-cash interest expense from amortization of debt discount & issuance costs	6,431	4,257	3,481
Upfront and option payments to Junshi Biosciences	35,000	136,000	—
Other upfront and milestone based license fee payments	—	—	7,500
Loss on debt extinguishment	6,222	—	—
Other non-cash adjustments, net	1,798	3,890	2,352
Changes in operating assets and liabilities:
Trade receivables, net	13,052	34,062	(15,218)
Inventory	(47,348)	(6,253)	(38,359)
Prepaid manufacturing	(4,214)	3,828	(10,851)
Other prepaid, current and non-current assets	(13,424)	(5,351)	(2,020)
Accounts payable	(4,548)	874	(9,820)
Accrued rebates, fees and reserves	(24,566)	(2,502)	30,409
Accrued compensation	596	(230)	6,212
Accrued and other current and non-current liabilities	1,195	17,932	4,996
Net cash (used in) provided by operating activities	(241,124)	(37,432)	154,145

Investing activities
Purchases of property and equipment	(2,039)	(1,289)	(7,231)
Proceeds from disposal of property and equipment	—	—	175
Purchases of investments in marketable securities	(127,382)	(182,485)	(273,845)
Proceeds from maturities of investments in marketable securities	—	99,692	274,000
Proceeds from sale of investments in marketable securities	—	81,672	—
Upfront and option payments to Junshi Biosciences	(35,000)	(136,000)	—
Other upfront and milestone based license fee payments	(2,429)	—	(7,500)
Net cash used in investing activities	(166,850)	(138,410)	(14,401)

Financing activities
Proceeds from issuance of 2026 Convertible Notes, net of issuance costs	—	—	222,156
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	240,679	—	—
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	—	40,903	—
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	6,358	—	—
Proceeds from issuance of common stock upon exercise of stock options	691	10,399	17,428
Proceeds from purchase under the employee stock purchase plan	2,320	3,002	3,801
Purchase of capped call options related to 2026 Convertible Notes	—	—	(18,170)
Taxes paid related to net share settlement of RSUs	(3,744)	(1,753)	(880)
Repayment of 2022 Convertible Notes and premiums	(109,000)	—	—
Repayment of 2025 Term Loan, premiums and exit fees	(81,750)	—	—
Other financing activities	(1,228)	(672)	(389)
Net cash provided by financing activities	54,326	51,879	223,946

Net (decrease) increase in cash, cash equivalents and restricted cash	(353,648)	(123,963)	363,690
Cash, cash equivalents and restricted cash at beginning of period	417,635	541,598	177,908
Cash, cash equivalents and restricted cash at end of period	$63,987	$417,635	$541,598

Supplemental disclosure of cash flow information
Cash paid for interest	$34,878	$18,684	$16,959
Cash paid for income taxes	$40	$1,221	$3,953
Supplemental disclosures of non-cash investing and financing activities
Purchase of property and equipment in accounts payable and accrued liabilities	$32	$119	$109
Non-cash employee bonuses settled in common stock	$—	$—	$1,498

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.Organization and Significant Accounting Policies

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and commercialization of its portfolio of FDA-approved biosimilars. The Company’s strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The FDA approved YUSIMRY (adalimumab-aqvh), a biosimilar to Humira, in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie. On August 2, 2022, the FDA approved CIMERLI (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced on October 3, 2022 in the United States.

The Company’s product pipeline comprises the following three product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Junshi Biosciences; CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and one wholly-owned preclinical immuno-oncology program, CHS-1000, an antibody targeting ILT4. In May 2022, the Company discontinued development of its bevacizumab (Avastin) biosimilar product candidate in-licensed from Innovent. In October 2022, the Company discontinued development of its preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8. On January 9, 2023, the Company announced that it entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in the first half of 2023.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Coherus and its wholly-owned subsidiaries. The Company does not have any significant interests in variable interest entities.  All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that COVID-19 outbreaks could have on the Company’s significant accounting estimates. Accounting estimates and judgements are inherently uncertain and the actual results could differ from these estimates.

Segment Reporting and Revenue by Geographic Region

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2022	2021	2020
Cash and cash equivalents	$417,195	$541,158	$177,668
Restricted cash	440	440	240
Total cash, cash equivalents and restricted cash	$417,635	$541,598	$177,908

	December 31,
At end of period:	2022	2021	2020
Cash and cash equivalents	$63,547	$417,195	$541,158
Restricted cash	440	440	440
Total cash, cash equivalents and restricted cash	$63,987	$417,635	$541,598

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current in the consolidated balance sheets.

The Company classifies the up-front and milestone payments related to licensing arrangements as cash flows from investing activities in its consolidated statements of cash flows.

Investments in Marketable Securities

Investments in marketable securities primarily consist of U.S. Treasury securities, commercial paper, corporate debt obligations and short-term money market instruments. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limits its exposure to any single issuer, except for securities issued by the U.S. government. All investments in marketable debt securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company regularly reviews its investments for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. There were no impairments related to credit losses during any of the periods presented. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the consolidated statements of operations based on the specific identification method. During 2022, 2021 and 2020, interest income from marketable securities was $1.9 million, $1.4 million and $0.6 million, respectively, and is included in other income (expense), net, in the consolidated statements of operations.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses and was not material during the periods presented. The Company believes that its allowance for expected credit losses was adequate and immaterial as of December 31, 2022 and 2021.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents, investments in marketable securities and trade receivables. The Company attempts to minimize the risks related to cash, cash equivalents and marketable securities by investing in a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company monitors the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers.

Substantially all of the Company’s revenues are in the United States to three wholesalers. UDENYCA and CIMERLI were the only products sold by the Company during 2022. UDENYCA was the only product sold and accounted for all of the Company’s revenues in 2021 and 2020.

The Company enters into a strategic commercial supply agreement for each of its products. The Company currently has not engaged back-up suppliers or vendors. If any of the Company’s current vendors are not able to manufacture the supply needed in the quantities and timeframe required, the Company may not be able to supply the product in a timely manner.

Foreign Currency

Assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates for monetary assets and liabilities. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Translation gains and losses are included in accumulated other comprehensive loss in stockholders’ equity (deficit). Revenue and expense accounts are translated to U.S. dollars at average exchange rates in effect during the period with resulting transaction gains and losses recognized in other income (expense), net in the consolidated statements of operations. The Company has not had material foreign currency impacts for all years presented.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During the third quarter of 2022, the Company recorded a $26.0 million write-down of inventory in cost of goods sold in the consolidated statements of operations due to the competitive environment and lower demand for UDENYCA resulting in certain inventory becoming at risk of expiration. For 2022, this increased the net loss by $26.0 million and basic and diluted net loss per share by $0.33.

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

Prior to the regulatory approval of product candidates, the Company incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of the products. Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment.  A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. Inventory in the consolidated balance sheets as of December 31, 2022 was related to UDENYCA, YUSIMRY and CIMERLI. The Company began to capitalize inventory costs associated with UDENYCA and CIMERLI after receiving final regulatory approval in November 2018 and August 2022, respectively, and capitalization of YUSIMRY inventory costs began in the second quarter of 2022 when sales were deemed probable.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s single reporting unit below its carrying amount. The Company’s goodwill balance was $0.9 million as of December 31, 2022 and 2021, and no goodwill impairment charges were recognized in 2022, 2021 or 2020.

Acquired in-process research and development (“IPR&D”) that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each IPR&D project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company evaluates IPR&D for impairment on an annual basis, during the fourth quarter, or more frequently if impairment indicators exist. The Company’s IPR&D balance was $2.6 million as of December 31, 2022 and 2021, and no IPR&D impairment charges were recognized in 2022, 2021 or 2020.

As of December 31, 2022, the Company had a $2.4 million definite-lived intangible asset, net related to a 2022 capitalized milestone payment under a license agreement. This is amortized on a straight-line basis over its estimated economic life of ten years and is reviewed periodically for impairment. Amortization expense is recorded as a component of cost of goods sold in the consolidated statements of operations and was immaterial in 2022.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there is an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairments recorded during the years ended December 31, 2022, 2021 and 2020.

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

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for United States government-mandated or privately negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time product is shipped to the Customer. Payment terms differ by jurisdiction and customer, but payment terms typically range from 30 to approximately 90 days from date of shipment and may be extended during the launch period of a new product.

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

Royalty Revenue

Royalty revenue from licensees, which is based on sales to third-parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Royalty revenue was insignificant for all periods presented and is included in net revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, and certain overhead costs.  Through March 31, 2021, a portion of the costs of producing UDENYCA sold was expensed as research and development before the FDA approval of UDENYCA and therefore is not reflected in cost of goods sold. All the inventory expensed prior to approval of UDENYCA was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA are fully reflected in cost of goods sold beginning April 1, 2021.

On May 2, 2019, the Company and Amgen settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began on July 1, 2019. The royalty cost will continue for five years pursuant to the settlement. Additionally, the Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range.

In 2022, 2021 and 2020, cost of goods sold included inventory write-offs, net of $26.0 million, $5.1 million and $2.2 million, respectively.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of product candidates. The Company recognizes all research and development costs as they are incurred. The Company currently tracks research and development costs incurred on a product candidate basis only for external research and development expenses. The Company’s external research and development expense consists primarily of:

●	expense incurred under agreements with collaborators, consultants, third-party CROs, and investigative sites where a substantial portion of the Company’s preclinical studies and all of its clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	upfront and milestone payments related to licensing and collaboration agreements.

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

Selling, General and Administrative Expense

Selling, general and administrative expense comprises primarily compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $10.5 million, $8.7 million and $3.8 million in 2022, 2021 and 2020, respectively.

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

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The Company does not expect its unrecognized tax benefits from prior years to change significantly in 2023.

Operating and Finance Leases

The Company determines at an arrangement’s inception whether it is a lease. The Company does not recognize right-of-use assets and lease liabilities related to short-term leases. The Company also does not separate lease and non-lease components for its facility and vehicle leases. Operating leases are included in accrued and other current liabilities, other assets, non-current, and lease liabilities, non-current in the consolidated balance sheets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. The Company recognizes operating lease expense for these leases on a straight-line basis over the lease term.

The terms of vehicles leased under the Company’s fleet agreement (“Vehicle Lease Agreement”) are 36 months. The vehicles leased under this arrangement were classified as finance leases. Finance leases are included in property and equipment, net, accrued and other current liabilities, and lease liabilities, non-current in the consolidated balance sheets. Assets under finance leases are depreciated to operating expenses on a straight-line basis over the lease term.

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

Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period plus any potential dilutive common shares outstanding for the period determined using the treasury stock method for options, RSUs and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive (see Note 13. Net (Loss) Income Per Share).

Comprehensive (Loss) Income

Comprehensive (loss) income is composed of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to gains and losses that are recorded as an element of stockholders’ equity (deficit), but are excluded from net (loss) income. The Company’s other comprehensive (loss) income includes unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustments in 2022, 2021 and 2020.

Reclassifications

Certain prior year amounts in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform with the current year presentation in 2022. As a result, there was no change to total assets in the consolidated balance sheets or net cash (used in) provided by operating activities in the consolidated statements of cash flows for the prior years.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

2.Revenue

The Company initiated sales in the United States of CIMERLI on October 3, 2022. The Company’s net revenue was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Products
UDENYCA	$203,814	$326,509	$475,824
CIMERLI	6,946	—	—
Total net product revenue	210,760	326,509	475,824
Other	282	42	—
Total net revenue	$211,042	$326,551	$475,824

Revenue by significant Customer was as follows:

	Year Ended December 31,
	2022	2021	2020
McKesson Corporation	38%	39%	38%
AmeriSource-Bergen Corporation	44%	39%	37%
Cardinal Health, Inc.	17%	20%	23%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Year Ended December 31, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	436,865	68,399	73,435	578,699
Prior period	(2,090)	(1,050)	32	(3,108)
Payments and customer credits issued	(421,763)	(82,640)	(80,408)	(584,811)
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503

	Year Ended December 31, 2021
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	470,791	113,705	94,703	679,199
Prior period	(2,876)	(4,976)	(3,555)	(11,407)
Payments and customer credits issued	(478,830)	(108,783)	(93,854)	(681,467)
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723

	Year Ended December 31, 2020
Balances at December 31, 2019	$35,159	$27,494	$24,494	$87,147
Provision related to sales made in:
Current period	462,328	115,864	114,372	692,564
Prior period	(1,336)	(3,438)	(6,288)	(11,062)
Payments and customer credits issued	(455,571)	(85,862)	(103,818)	(645,251)
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current in the accompanying consolidated balance sheets.

3.Fair Value Measurements

The fair value of financial instruments are classified into one of the following categories based upon the lowest level of input that is significant to the fair value measurement:

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

Financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$55,060	$—	$—	$55,060
Marketable debt securities:
U.S. government agency securities	19,964	—	—	19,964
U.S. treasury securities	68,418	—	—	68,418
Commercial paper and corporate notes	—	48,203	—	48,203
Total	$143,442	$48,203	$—	$191,645

The financial assets at December 31, 2021 consisted of money market funds and were classified as Level 1.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	December 31, 2022
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$55,060	$—	$—	$55,060
U.S. government agency securities	19,929	35	—	19,964
U.S. treasury securities	68,431	8	(21)	68,418
Commercial paper and corporate notes	48,203	—	—	48,203
Total	$191,623	$43	$(21)	$191,645

The Company held 13 positions that were in unrealized loss positions as of December 31, 2022, and aggregated gross unrealized losses on available-for-sale debt securities were not material. No impairment was recognized in 2022. Excluding restricted cash and as of December 31, 2022, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 7 months. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2022, and is included in other prepaids and current assets.

There were no investments in marketable securities as of December 31, 2021; thus, no unrealized gain (loss) was recognized as of December 31, 2021.

4.Inventory

Inventory consisted of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$10,262	$4,870
Work in process	86,712	65,117
Finished goods	18,077	23,265
Total	$115,051	$93,252

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $23.7 million of such inventory recognized in the consolidated balance sheets at December 31, 2022. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current in the consolidated balance sheets. As of December 31, 2022 and 2021, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	December 31,
(in thousands)	2022	2021
Inventory	$38,791	$37,642
Inventory, non-current	76,260	55,610
Total	$115,051	$93,252

Prepaid manufacturing of $17.9 million as of December 31, 2022 includes prepayments of $13.0 million to CMOs for manufacturing services of the Company’s products, which the Company expects to be converted into inventory during 2023; and prepayments of $4.9 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $13.7 million as of December 31, 2021 includes prepayments of $8.3 million to a CMO for manufacturing services for UDENYCA; and prepayments of $5.4 million to various CMOs for other research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea as part of a realignment of research and development resources toward other development programs. As a result, the Company recognized $11.2 million within research and development expense in the consolidated statement of operations in 2021, which included an impairment charge of $3.2 million for the write-off of prepaid manufacturing services no longer deemed to have future benefits. No material expense relating to the discontinuation of CHS-2020 was recognized after March 31, 2021.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Machinery and equipment	$12,944	$11,876
Computer equipment and software	3,183	3,033
Furniture and fixtures	1,258	1,129
Leasehold improvements	6,198	5,942
Finance lease right of use assets	4,632	2,294
Construction in progress	696	388
Total property and equipment	28,911	24,662
Accumulated depreciation and amortization	(20,157)	(16,849)
Property and equipment, net	$8,754	$7,813

Depreciation and amortization expense related to property and equipment, net was $3.6 million, $3.5 million, and $2.9 million in 2022, 2021 and 2020, respectively. There were no material impairments of property and equipment in 2022, 2021 and 2020.

As of December 31, 2022 and 2021, the net book value of software implementation costs related to hosting arrangements was $3.5 million and $1.3 million, respectively, and the amortization expense was immaterial for all periods presented.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued commercial and research and development manufacturing	$21,774	$30,541
Accrued co-development costs payable to Junshi Biosciences	8,356	1,926
Lease liabilities, current	4,318	3,492
Accrued other	15,649	12,168
Total Accrued and other current liabilities	$50,097	$48,127

6.	Collaborations and Other Arrangements

Junshi Biosciences

On February 1, 2021, the Company entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

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

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Junshi Biosciences and the Company are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $68.5 million in 2022, inclusive of the $35.0 million option fee, $175.4 million in 2021, and $5.0 million in 2020 representing the right of first negotiation fee which was fully credited against the total upfront license fee obligation under the Collaboration Agreement. The first quarter of 2021 included $145.0 million for the upfront payment for the exclusive rights to toripalimab and the second quarter of 2021 included a credit of $9.0 million for the DLOM, discussed below. Accrued and other current liabilities in the consolidated balance sheets as of December 31, 2022 and 2021 included $8.4 million and $1.9 million, respectively, related to the co-development, regulatory and technology transfer costs related to these programs.

A $25.0 million milestone payment will be due upon the regulatory approval of toripalimab. Junshi Biosciences and the Company have not received an action letter from the FDA regarding the BLA for toripalimab in combination with chemotherapy as treatment for recurrent or metastatic nasopharyngeal carcinoma by the Prescription Drug User Fee Action date of December 23, 2022. The FDA previously communicated that on-site inspections, including Junshi Biosciences’ manufacturing facility for toripalimab, are required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and Junshi Biosciences and the Company are engaged in ongoing discussions with the FDA about the pre-approval inspection plans. The Company plans to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. As of December 31, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, the Company entered into the Stock Purchase Agreement with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate amount of approximately $50.0 million in cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences is not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the  two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability was $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statement of operations for the year ended December 31, 2021.

Innovent Biologics (Suzhou) Co., Ltd.

On January 13, 2020, the Company entered into a license agreement with Innovent for the development and commercialization of the bevacizumab Licensed Product in the United States and Canada.

Under the Innovent Agreement, the Company paid Innovent $5.0 million upfront and committed to pay an aggregate of up to $40.0 million in milestone payments in connection with the achievement of certain development, regulatory and sales milestones with respect to the bevacizumab Licensed Product. The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company recorded research and development expense of $7.5 million during the year ended December 31, 2020 related to the upfront payment and a milestone payment for the bevacizumab Licensed Product. During the year ended December 31, 2021, the Company recognized research and development expense of $1.1 million related to bevacizumab Licensed Product development activities directly with Innovent, and during 2022 this research and development expense was immaterial. As of December 31, 2022, the Company did not have any outstanding milestone or royalty payment obligations to Innovent.

On May 3, 2022, the Company provided notice of termination of the Innovent Agreement to Innovent because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period. In connection therewith, the Company has discontinued development of the bevacizumab Licensed Product.

Bioeq

On November 4, 2019, the Company entered into the Bioeq Agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation. Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

Bioeq will manufacture and supply the Bioeq Licensed Products to the Company in accordance with terms and conditions specified in the Bioeq Agreement and the Bioeq Manufacturing Agreement and will remain in force until the first to occur of the following: (1) the termination of the Bioeq Agreement; (2) the exercise of a right to termination by the Company or Bioeq for a material breach of the other party that is not cured in accordance with the Bioeq Manufacturing Agreement; and (3) the exercise of a right to termination by Bioeq if invoices are not paid in full in accordance with the Bioeq Manufacturing Agreement.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The terms of the Bioeq Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in 2022. This was recorded as an intangible asset and is being amortized over ten years. The Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low to mid fifty percent range. Royalties due to Bioeq were $2.9 million as of December 31, 2022. The remaining milestone payments are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved.

7.Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At December 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,517)	$245,483	$245,483	Level 2*
2026 Convertible Notes	$230,000	$(4,425)	$225,575	$157,205	Level 2**

	At December 31, 2021
(in thousands)	Principal Amount	Unamortized Exit Fee, Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2026 Convertible Notes	$230,000	$(5,712)	$224,288	$271,860	Level 2**
2022 Convertible Notes	$109,000	$(521)	$108,479	$108,361	Level 3***
2025 Term Loan	$75,000	$513	$75,513	$75,513	Level 2*

*

The principal amounts outstanding are subject to variable interest rates, which are based on three-month LIBOR plus fixed percentages through March 31, 2023. Therefore, the Company believes the carrying amount of these obligations approximates fair value.

**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

***

The fair value was based on an income approach using a single factor binomial lattice model which incorporates the terms and conditions of the convertible notes and market-based risk measurement that are indirectly observable, such as credit risk, and therefore were Level 3 inputs. The lattice model produced an estimated fair value based on changes in the price of the underlying common shares price over successive periods of time. An estimated yield based on market data was used to discount straight debt cash flows.

2027 Term Loans

The Company entered into the Loan Agreement with BioPharma Credit, PLC, BPCR Limited Partnership, and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) the Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) the Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022; (iii) the Tranche C Loan in an aggregate principal amount of $50.0 million that was not funded; and (iv) the Tranche D Loan in an aggregate principal amount of $50.0 million that was funded on September 14, 2022. The Company has the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrue interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and, starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR which is the sum of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the fourth quarter of 2022 was 12.00%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were and will be used to fund the Company’s general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; in March 2022, proceeds of the Tranche B Loan were drawn in connection with the full repayment of all amounts outstanding under the 2022 Convertible Notes, as well as all associated costs and expenses pursuant to which a payoff amount of $111.1 million was outstanding.

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes covenants, such as the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200.0 million for the quarter ending March 31, 2022, increases to $210.0 million for the quarter ended March 31, 2024, increases to $230.0 million for the quarter ending June 30, 2024, increases to $270.0 million for the quarter ending September 30, 2024, and increases to $300.0 million for the quarter ended December 31, 2024 and thereafter. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict the Company’s ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement. A change of control of the Company triggers a mandatory prepayment of the 2027 Term Loans within ten business days.

As of December 31, 2022, the Company was in full compliance with these covenants and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. Until unfunded tranches are drawn, the associated debt discounts and issuance costs are deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of December 31, 2022, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $4.5 million will be amortized using the effective interest rate over the remaining term of 4.0 years.

The following table represents the components of interest expense related to the 2027 Term Loans:

Year Ended December 31,
(in thousands)	2022
Stated coupon interest	$20,243
Amortization of debt discount and debt issuance costs	4,550
Total interest expense	$24,793

Future payments on the 2027 Term Loans as of December 31, 2022 are as follows:

Year ending December 31, (in thousands)
2023 - interest only	$30,412
2024 - interest only	30,496
2025 - interest only	30,412
2026 - principal and interest	221,231
2027 - principal and interest	50,083
Total minimum payments	362,634
Less amount representing interest	(112,634)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs, net	(4,517)
Net carrying amount of 2027 Term Loans	$245,483

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 2026 Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the offering were $222.2 million after deducting initial purchasers’ fees and offering expenses. The 2026 Convertible Notes are general unsecured obligations and will be subordinated to the Company’s designated senior indebtedness (as defined in the indenture for the 2026 Convertible Notes) and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, since October 15, 2020, and will mature on April 15, 2026, unless earlier repurchased or converted.

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of December 31, 2022, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

The Company evaluated the features embedded in the 2026 Convertible Notes under the relevant accounting rules and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as an equity component. The proceeds received from the issuance of the convertible debt were recorded as a liability in the consolidated balance sheets.

Capped Call Transactions

In connection with the pricing of the 2026 Convertible Notes, the Company also paid $18.2 million to enter into privately negotiated capped call transactions with one or a combination of the initial purchasers, their respective affiliates and other financial institutions. The capped call transactions are generally expected to reduce the potential dilution upon conversion of the 2026 Convertible Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2026 Convertible Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2026 Convertible Notes. The cap price of the capped call transactions will initially be $25.93 per share, which represents a premium of approximately 75.0% over the last reported sale price of the Company’s common stock of $14.82 per share on April 14, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments. Therefore, the total $18.2 million capped call premium paid was recorded as a reduction to additional paid-in capital in the consolidated balance sheets. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes in the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

If the 2026 Convertible Notes were converted on December 31, 2022, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $94.6 million based on the Company’s closing stock price of $7.92 as of December 30, 2022.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stated coupon interest	$3,450	$3,450	$2,434
Amortization of debt discount and debt issuance costs	1,286	1,259	873
Total interest expense	$4,736	$4,709	$3,307

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $4.4 million as of December 31, 2022, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes of 3.3 years. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of December 31, 2022 are as follows:

Year ending December 31, (in thousands)
2023 - interest only	$3,450
2024 - interest only	3,450
2025 - interest only	3,450
2026	231,725
Total minimum payments	242,075
Less amount representing interest	(12,075)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(4,425)
Net carrying amount of 2026 Convertible Notes	$225,575

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount, which excluded a 9.0% premium due at maturity or redemption, of its 2022 Convertible Notes and received total net proceeds of approximately $99.2 million, after deducting issuance costs of $0.8 million. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company and were guaranteed by certain subsidiaries of the Company. The 2022 Convertible Notes bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, since March 31, 2016, and matured on March 31, 2022. The 2022 Convertible Notes also had a premium of 9.0% of the principal amount which was payable when the 2022 Convertible Notes matured or were repurchased or redeemed by the Company.

The 2022 Convertible Notes were issued to Healthcare Royalty Partners III, L.P., for $75.0 million in aggregate principal amount, and to three related party investors, KKR Biosimilar L.P., MX II Associates LLC, and KMG Capital Partners, LLC, for $20.0 million, $4.0 million, and $1.0 million, respectively, in aggregate principal amount.

At any time before the close of business on the business day immediately preceding March 31, 2022, the 2022 Convertible Note noteholders could have converted their 2022 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate was 44.7387 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which represented an initial conversion price of approximately $22.35 per share of common stock. The initial conversion price represented a 60% premium over the average last reported sale price of the Company’s common stock over the 15 trading days preceding the date the 2022 Convertible Notes were issued. The conversion rate and conversion price were subject to customary adjustments upon the occurrence of certain events. The 2022 Convertible Notes were redeemable in whole, and not in part, at the Company’s option with effect from March 31, 2020, if the last reported sale price per share of common stock exceeded 160% of the conversion price on 20 or more trading days during the 30 consecutive trading days preceding the date on which the Company sent notice of such redemption to the holders of the 2022 Convertible Notes. At maturity or redemption, if not earlier converted, the Company would pay 109% of the principal amount of the 2022 Convertible Notes maturing or being redeemed, together with accrued and unpaid interest, in cash.

In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9.0% premium of the outstanding principal amount and accrued and unpaid interest.

The following table presents the components of interest expense of the 2022 Convertible Notes:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stated coupon interest	$2,050	$8,200	$8,200
Amortization of debt discount and debt issuance costs	521	1,966	1,791
Total interest expense	$2,571	$10,166	$9,991

2025 Term Loan

On January 7, 2019 (the “2025 Term Loan Closing Date”), the Company entered into the 2025 Term Loan with affiliates of Healthcare Royalty Partners (together, the “Lender”). The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). The obligations of the Company under the loan documents were guaranteed by the Company’s material domestic United States subsidiaries and were secured by a lien on substantially all of the Company’s tangible and intangible property, including intellectual property.

Starting January 1, 2020, the Borrowings under the 2025 Term Loan bore interest at 6.75% per annum plus three month LIBOR. Interest was payable quarterly in arrears. Under the prospective method to account for future cash payments adopted by the Company, the effective interest rate was not constant, and any change in the expected cash flows was recognized prospectively as an adjustment to the effective yield.

If all or any of the Borrowings were prepaid or required to be prepaid under the 2025 Term Loan, then the Company was required to pay, in addition to such prepayment, a prepayment premium equal to (i) with respect to any prepayment paid or required to be paid on or prior to the three year anniversary of the Credit Agreement Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, plus all required interest payments that would have been due on the Borrowings prepaid or required to be prepaid through and including the three year anniversary of the 2025 Term Loan Closing Date, (ii) with respect to any prepayment paid or required to be paid after the three year anniversary of the 2025 Term Loan Closing Date but on or prior to the four year anniversary of the 2025 Term Loan Closing Date, 5.00% of the Borrowings prepaid or required to be prepaid, (iii) with respect to any prepayment paid or required to be paid after the four year anniversary of the 2025 Term Loan Closing Date but on or prior to the five year anniversary of the 2025 Term Loan Closing Date, 2.50% of the Borrowings prepaid or required to be prepaid, and (iv) with respect to any prepayment paid or required to be prepaid thereafter, 1.25% of the Borrowings prepaid or required to be prepaid.

In connection with the 2025 Term Loan, the Company paid a fee to the Lender of approximately $1.1 million at closing in the form of an original issue discount. Upon the prepayment or maturity of the Borrowings, the Company was required to pay an additional exit fee in an amount equal to 4.0% of the total principal amount of the Borrowings.

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the consolidated statement of operations for 2022. As of December 31, 2022, the Company had no continuing obligations associated with the 2025 Term Loan.

The following table presents the components of interest expense of the 2025 Term Loan:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stated coupon interest	$154	$7,034	$7,053
Amortization of debt discount and debt issuance costs	16	1,032	818
Total interest expense	$170	$8,066	$7,871

8.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of December 31, 2022, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2023	$53,652
2024	13,724
2025	1,128
2026	260
Total obligations	$68,764

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If its determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. The Company did not have a material accrual for such matters as of December 31, 2021 and established an accrual of approximately $4.7 million as of December 31, 2022 that was included in accrued rebates, fees and reserves in the consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company established an accrual as of December 31, 2022 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 8, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

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

In 2019, the Company entered into the Vehicle Lease Agreement, pursuant to which the Company currently leases approximately 100 vehicles. Delivery of the vehicles commenced during the first quarter of 2020. The term of each leased vehicle is 36 months and commences upon the delivery of the vehicle. The vehicles leased under this arrangement were classified as finance leases.

For the leases that commenced prior to January 1, 2019 (adoption date of ASC 842, Leases), the Company determined the present value of the lease payments using the incremental borrowing rate on that date. For all other leases, the Company used the incremental borrowing rate on the lease commencement or the lease modification date, as applicable.

Supplemental information related to the Company’s leases is as follows:

(in thousands)		December 31,
Assets	Balance Sheet Classification	2022	2021
Operating leases	Other assets, non-current	$5,690	$8,193
Finance leases	Property and equipment, net	2,584	1,220
Total leased assets		$8,274	$9,413

(in thousands)		December 31,
Liabilities	Balance Sheet Classification	2022	2021
Operating lease liabilities, current	Accrued and other current liabilities	$3,127	$2,751
Operating lease liabilities, non-current	Lease liabilities, non-current	3,628	6,753
Total operating lease liabilities		$6,755	$9,504

Finance lease liabilities, current	Accrued and other current liabilities	$1,191	$741
Finance lease liabilities, non-current	Lease liabilities, non-current	1,418	498
Total finance lease liabilities		$2,609	$1,239

Other information related to lease term and discount rate is as follows:

	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	2.2 years	3.2 years
Finance leases	2.2 years	1.7 years
Weighted-Average Discount Rate
Operating leases	8.0%	8.0%
Finance leases	8.4%	5.8%

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,228	$707	$368
Interest on lease liabilities	166	82	57
Total finance lease cost	1,394	789	425
Operating lease cost	3,154	3,066	3,126
Total lease cost	$4,548	$3,855	$3,551

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,401	$3,435	$3,217
Operating cash flows from finance leases	$155	$81	$53
Financing cash flows from finance leases	$1,228	$672	$388
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$434	$1,388
Finance leases	$2,694	$477	$1,817

As of December 31, 2022, the maturities of the lease liabilities were as follows:

Year ending December 31, (in thousands)	Operating leases	Finance leases
2023	$3,560	$1,354
2024	3,014	1,026
2025	412	481
2026	292	—
2027 and thereafter	124	—
Total lease payments	7,402	2,861
Less imputed interest	(647)	(252)
Lease liabilities	$6,755	$2,609

10.At-The-Market Offering

On November 8, 2022, the Company filed a Registration Statement on Form S-3, which was declared effective on November 17, 2022. Under the Registration Statement, the Company may offer and sell up to $150.0 million in the aggregate of its common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock through or to Cowen as the Company’s sales agent or principal in the ATM Offering. As of December 31, 2022, the Company sold 916,884 shares of common stock at a weighted-average price per share of $7.30 for gross proceeds of $6.7 million pursuant to the ATM Offering and received net proceeds of $6.5 million, net of $0.2 million of commissions and fees. In January 2023, the Company settled an additional 295,200 shares at a weighted-average price per share of $7.41 for gross proceeds of $2.2 million pursuant to the ATM Offering and received net proceeds of $2.1 million, net of $0.1 million of commissions and fees.

11.Stock-Based Compensation and Employee Benefits

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan, which became effective upon the closing of the Company’s IPO on November 6, 2014. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. While the 2014 Plan allows for non-qualified or incentive stock options, all option grants made since June 2016 have been for non-qualified stock options. Under the 2010 Plan, no awards have been issued since 2014, and there were no shares of common stock available for future issuance as of December 31, 2022. There were 1,252,865 shares of common stock available for future issuance as of December 31, 2022 under the 2014 Plan.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2022, the Company had 861,312 shares of common stock available for future issuance for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

Stock option exercises are settled with common stock from the plans’ previously authorized and available pool of shares. If any shares subject to an award granted under the 2014 Plan or the 2016 Plan expire or become forfeited or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back into the authorized pool. The annual grant to eligible employees can vary on the type of award, and the award size is determined by the employee’s grade level.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 Plan and the 2014 Plan:

	Options
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Terms	Value
	Options	Exercise Price	(Years)	(in thousands)
Outstanding at December 31, 2021	19,959,815	$15.89
Granted - at fair value	4,685,750	$12.09
Exercised	(141,897)	$4.88
Forfeited/Canceled	(2,812,347)	$16.97
Outstanding at December 31, 2022	21,691,321	$15.00	6.0	$10,714
Exercisable at December 31, 2022	15,027,783	$15.47	4.8	$9,647

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Information on options outstanding and exercisable as of December 31, 2022 is summarized as follows:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual Terms	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price
$1.42	-	$10.05	4,801,972	5.2	$6.64	3,223,663	$5.99
$10.78	-	$14.13	4,598,418	6.4	$12.72	3,381,021	$12.67
$14.30	-	$17.17	4,857,557	7.2	$15.91	2,530,714	$16.08
$17.30	-	$19.07	4,406,311	6.9	$17.93	3,000,465	$17.94
$19.19	-	$36.85	3,027,063	3.4	$25.98	2,891,920	$26.22
			21,691,321	6.0	$15.00	15,027,783	$15.47

The intrinsic value is defined as the difference between the current market value and the exercise price. Additional information on options is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant date fair values)	2022	2021	2020
Total intrinsic value of options exercised	$914	$9,726	$14,572
Total grant date fair value of options vested	$34,916	$40,365	$34,090
Weighted-average grant date fair value of options granted	$7.04	$9.80	$10.94

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $51.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

The Company grants RSUs primarily to its employees. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest over one to three years from the applicable grant date, provided the employee remains continuously employed with the Company. The estimated fair value of RSUs is based on the closing price of the Company’s common stock on the grant date.

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2021	1,843,732	$17.00
RSUs granted	1,686,875	$13.34
RSUs vested	(806,854)	$16.85
RSUs canceled	(390,446)	$15.43
Balances at December 31, 2022	2,333,307	$14.66

The total grant-date fair value of RSUs that vested during 2022, 2021 and 2020 was $13.6 million, $8.4 million and $4.1 million, respectively. The total grant-date fair value of RSUs granted was $22.5 million, $27.9 million and $21.2 million during 2022, 2021 and 2020, respectively. The estimated weighted-average grant-date fair value per share of RSUs granted during 2022, 2021 and 2020 was $13.34, $16.86 and $17.86, respectively.

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $20.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the ESPP. The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 3,172,117 shares of common stock available for future issuance as of December 31, 2022. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of the ESPP are on May 16 and November 16. As of December 31, 2022, there was $0.7 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 4.5 months.

Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s consolidated financial statements related to options and RSUs granted to employees and nonemployees:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of goods sold (1)	$736	$1,099	$583
Research and development	18,999	18,688	13,837
Selling, general and administrative	31,002	31,577	23,740
Stock-based compensation expense	$50,737	$51,364	$38,160

Stock-based compensation expense capitalized into inventory	$1,187	$1,025	$1,460

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)
Stock options	6.1	6.1	6.1
ESPP	0.5	0.5	0.5
Expected volatility
Stock options	62%	65%	68%
ESPP	70%	42%	58%
Risk-free interest rate
Stock options	2.37%	0.89%	1.09%
ESPP	3.77%	0.06%	0.13%
Expected dividend yield
Stock options	—%	—%	—%
ESPP	—%	—%	—%

Expected Term: The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term. Through December 31, 2020, the Company elected to use the “simplified method” for estimating the expected term, which is calculated as the mid-point between the vesting period and the contractual term of the options, as it had limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior. Since January 1, 2021, the Company has used historical data to calculate the expected term.

Expected Volatility: The expected volatility is calculated based on the Company’s daily stock closing prices for a period equal to the expected life of the award.

Risk-Free Interest Rate: The risk-free interest rate is based on the United States Treasury constant maturity rate at the time of grant using a term equal to the expected life.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future, and therefore used an expected dividend yield of zero in the valuation model.

401(k) Retirement Plan

In 2019, the Company’s Compensation Committee approved the Company’s matching of the employees 401(k) Plan (the “401(k) Plan”) whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. Beginning January 1, 2021, the Company made matching contributions of 100% of the first 4% of eligible compensation, up to a maximum of $7,500. In 2020, the Company made matching contributions of 50% of the first $6,000 of each participant’s contributions. The Company recorded compensation expense related to the match of $2.1 million, $1.7 million and $0.8 million in 2022, 2021 and 2020, respectively.

12.Income Taxes

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$(291,746)	$(287,058)	$133,615
Foreign	(8)	(42)	2,092
Total	$(291,754)	$(287,100)	$135,707

Provision for income taxes:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	3,463
Foreign	—	—	—
Subtotal	$—	$—	$3,463

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Provision for income taxes	$—	$—	$3,463

There was no income tax provision in 2022 and 2021 due to the Company’s history of losses and valuation of allowances against the deferred tax assets. The income tax provision in 2020 of $3.5 million is primarily related to state taxes in jurisdictions outside of California, for which the Company has a limited operating history.

A reconciliation of the statutory United States federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Percent of pre-tax income:
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.7	2.6	2.0
Foreign rate differences	—	—	(0.3)
Permanent items	(0.1)	0.2	0.4
Research and development credit	1.8	2.6	(4.8)
Stock-based compensation costs	(2.3)	(1.2)	1.3
Other	—	—	(0.3)
Change in valuation allowance	(22.1)	(25.2)	(16.7)
Effective income tax rate	—%	—%	2.6%

The components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 consist of the following:

	December 31,
(in thousands)	2022	2021
Net operating loss carryforwards	$131,423	$117,793
Research and development credits	63,164	58,039
Depreciation and amortization	51,877	40,620
Stock-based compensation	32,561	30,565
Sales related accruals	23,864	17,299
Other accruals	19,717	11,798
Capitalized research and development	17,673	—
Gross deferred tax assets	340,279	276,114
Right-of-use asset	(1,903)	(2,167)
In-process research and development	(603)	(603)
Gross deferred tax liabilities	(2,506)	(2,770)
Total net deferred tax asset	337,773	273,344
Less valuation allowance	(337,773)	(273,344)
Net deferred tax assets	$—	$—

The tax benefit of net operating losses, temporary differences and credit carry forwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its federal net deferred tax assets and certain state net deferred tax assets will not be realized, and therefore, the Company has fully offset the federal and certain state net deferred tax assets by a valuation allowance as of December 31, 2022 and 2021.

The valuation allowance increased by $64.4 million and $72.4 million during the years ended December 31, 2022 and 2021, respectively, and decreased by $22.7 million during the year ended December 31, 2020.

As of December 31, 2022, the Company had operating loss carryforwards for federal income of $591.2 million, which will start to expire in the year 2036, and various states net operating loss carryforwards of $113.2 million, which have various expiration dates beginning in 2031.

As of December 31, 2022, the Company had federal research and development credit carryforwards for federal income tax purposes of $57.7 million, which will start to expire in the year 2031, and state research and development credit carryforwards of $26.4 million, which have no expiration date.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. The Company files income tax returns in the United States federal jurisdiction, various United States state jurisdictions, and a foreign jurisdiction with varying statutes of limitations. The tax years from 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits during 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$15,495	$13,243	$11,603
Additions based on tax positions related to current year	1,385	2,038	1,749
Additions (reductions) for tax positions of prior years	(42)	214	(109)
Balance at end of year	$16,838	$15,495	$13,243

As of December 31, 2022, 2021 and 2020, the Company had $16.8 million, $15.5 million and $13.2 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. During 2022, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next twelve months from the balance sheet date as reductions for tax positions of prior years.

13.Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Basic net (loss) income per share
Numerator:
Net (loss) income	$(291,754)	$(287,100)	$132,244
Denominator:
Weighted-average common shares outstanding	77,630,020	75,449,632	71,411,705
Basic net (loss) income per share	$(3.76)	$(3.81)	$1.85

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(291,754)	$(287,100)	$132,244
Add interest expense on 2026 Convertible Notes, net of tax	—	—	3,307
Numerator for diluted net (loss) income per share	(291,754)	(287,100)	135,551
Denominator:
Denominator for basic net (loss) income per share	77,630,020	75,449,632	71,411,705
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	—	3,455,646
Restricted stock units	—	—	167,597
Shares issuable upon conversion of convertible notes	—	—	8,456,950
Denominator for diluted net (loss) income per share	77,630,020	75,449,632	83,491,898
Diluted net (loss) income per share	$(3.76)	$(3.81)	$1.62

The following outstanding dilutive potential shares were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options, including shares subject to ESPP	22,214,875	19,895,097	9,521,403
Restricted stock units	2,399,465	1,811,607	7,689
Shares issuable upon conversion of 2022 Convertible Notes	1,078,632	4,473,871	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	—
Total	37,635,124	38,122,727	14,002,963

14.	Related Party Transactions

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 and the Letter Agreement with Junshi Biosciences related to the Collaboration Agreement dated January 9, 2022 (See Note 6. Collaborations and Other Arrangements). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences and recognized stock-based compensation expense of $0.8 million. The Company recorded cash consulting expense of $0.2 million and $0.3 million in 2021 and 2020, respectively, with respect to these consulting services. There have been no subsequent material related party expenses. Total liabilities recognized in the consolidated balance sheets with respect to these services were immaterial as of December 31, 2022 and 2021.

15.	Subsequent Events

On January 9, 2023, the Company announced that it entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in the first half of 2023. Under the Term Sheet, the Company will make a total upfront payment of approximately €30 million, comprised of cash and the Company’s common stock, thirty days after the execution of the Definitive Agreements. The Company has also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which will be included in a subsequent filing by the Company when such Definitive Agreements are executed.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 6, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California

March 6, 2023

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because the Company will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/18/2020	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4/17/2020	4.1

4.6	Notice of Successor Trustee to Indenture dated February 7, 2022	10-Q	5/5/2022	4.5

10.1†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.2†	Commercial License Agreement, effective June 25, 2012, by and between Selexis SA and Coherus BioSciences, Inc.	S-1	9/25/2014	10.6

10.3(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.3(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.4(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.5(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.6#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.7#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.8†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.9	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.10	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.11(a)#	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.11(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.11(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.11(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.12	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.13	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.14†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.15	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.16	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.17††	License Agreement, dated November 4, 2019, by and between Coherus BioSciences, Inc. and Bioeq IP AG	10-K	2/27/2020	10.29

10.18††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.19	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.1

10.20	Stock Purchase Agreement, dated February 1, 2021, by and between the Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.2

10.21††	Loan Agreement dated as of January 5, 2022 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K	1/7/2022	10.1

10.22††	Letter Agreement, dated January 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.	10-K	2/23/2022	10.32

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.23††	Letter Agreement, dated February 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.	10-Q	5/5/2022	10.1

10.24††	First Amendment to Loan Agreement dated as of April 7, 2022, among Coherus BioSciences, Inc., the Collateral Agent and the Lenders party thereto.	10-Q	8/4/2022	10.1

10.25††	License Agreement, dated June 22, 2022, among Coherus BioSciences, Inc., Bioeq AG and Genentech Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

COHERUS BIOSCIENCES, INC.

Date: March 6, 2023	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Lanfear and McDavid Stilwell, his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2023

/s/ McDavid Stilwell McDavid Stilwell	Chief Financial Officer (Principal Financial Officer)	March 6, 2023

/s/ Bryan McMichael Bryan McMichael	Senior Vice President, Accounting and Corporate Controller (Principal Accounting Officer)	March 6, 2023

/s/ Lee N. Newcomer Lee N. Newcomer	Director	March 6, 2023

/s/ Charles Newton Charles Newton	Director	March 6, 2023

/s/ Jill O’Donnell-Tormey Jill O’Donnell-Tormey	Director	March 6, 2023

/s/ Ali J. Satvat Ali J. Satvat	Director	March 6, 2023

/s/ Mark D. Stolper Mark D. Stolper	Director	March 6, 2023

/s/ Kimberly J. Tzoumakas Kimberly J. Tzoumakas	Director	March 6, 2023

/s/ Mats Wahlström Mats Wahlström	Director	March 6, 2023