Form 10-Q
period 2023-03-31
Coherus BioSciences, Inc.
filed 2023-05-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36721

Coherus BioSciences, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-3615821
(State or Other Jurisdiction of Incorporation or Organization) 333 Twin Dolphin Drive, Suite 600 Redwood City, California (Address of Principal Executive Office)	(I.R.S. Employer Identification No.) 94065 (Zip Code)

(650) 649-3530

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CHRS	The Nasdaq Global Market

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

As of April 30, 2023, 80,553,730 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize toripalimab, CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;

●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab and timing of the review for the original BLA resubmission for toripalimab;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products and product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our ability to finalize the Definitive Agreements or close on the transactions contemplated by them;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine on our business and prospects.

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

This Quarterly Report on Form 10-Q also contains estimates, projections, market opportunity estimates and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, publicly filed reports and similar sources.

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$16,145	$63,547
Investments in marketable securities	111,944	128,134
Trade receivables, net	101,458	109,964
Inventory	49,406	38,791
Prepaid manufacturing	16,019	17,880
Other prepaids and current assets	20,954	22,918
Total current assets	315,926	381,234
Property and equipment, net	7,724	8,754
Inventory, non-current	65,081	76,260
Goodwill and intangible assets	5,870	5,931
Other assets, non-current	7,825	8,668
Total assets	$402,426	$480,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$23,231	$11,526
Accrued rebates, fees and reserves	55,697	54,461
Accrued compensation	12,422	22,610
Accrued and other current liabilities	32,057	50,097
Total current liabilities	123,407	138,694
Term loans	245,718	245,483
Convertible notes	225,900	225,575
Lease liabilities, non-current	3,806	5,046
Other liabilities, non-current	102	3,467
Total liabilities	598,933	618,265
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 80,488,296 and 78,851,516 at March 31, 2023 and December 31, 2022, respectively)	8	8
Additional paid-in capital	1,221,100	1,204,431
Accumulated other comprehensive loss	(278)	(249)
Accumulated deficit	(1,417,337)	(1,341,608)
Total stockholders' deficit	(196,507)	(137,418)
Total liabilities and stockholders’ deficit	$402,426	$480,847

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$32,436	$60,115
Costs and expenses:
Cost of goods sold	16,874	9,370
Research and development	34,154	82,917
Selling, general and administrative	49,153	48,753
Total costs and expenses	100,181	141,040
Loss from operations	(67,745)	(80,925)
Interest expense	(9,712)	(8,969)
Loss on debt extinguishment	—	(6,222)
Other income (expense), net	1,728	32
Loss before income taxes	(75,729)	(96,084)
Income tax provision	—	—
Net loss	$(75,729)	$(96,084)

Basic and diluted net loss per share	$(0.96)	$(1.24)

Weighted-average number of shares used in computing basic and diluted net loss per share	79,268,853	77,253,699

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(75,729)	$(96,084)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(29)	—
Foreign currency translation adjustments, net of tax	—	(2)
Comprehensive loss	$(75,758)	$(96,086)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)
Net loss	—	—	—	—	(75,729)	(75,729)
Issuance of common stock upon exercise of stock options	24,107	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units ("RSUs")	771,167	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	1,131,450	—	7,059	—	—	7,059
Taxes paid related to net share settlement of RSUs	(289,944)	—	(2,781)	—	—	(2,781)
Stock-based compensation expense	—	—	12,288	—	—	12,288
Other comprehensive loss, net of tax	—	—	—	(29)	—	(29)
Balances at March 31, 2023	80,488,296	$8	$1,221,100	$(278)	$(1,417,337)	$(196,507)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(96,084)	(96,084)
Issuance of common stock upon exercise of stock options	102,632	—	544	—	—	544
Issuance of common stock upon vesting of RSUs	491,087	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(185,644)	—	(2,658)	—	—	(2,658)
Stock-based compensation expense	—	—	13,037	—	—	13,037
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Balances at March 31, 2022	77,338,171	$7	$1,158,766	$(272)	$(1,145,938)	$12,563

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(75,729)	$(96,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949	767
Stock-based compensation expense	12,282	12,879
Inventory write-offs, net	3,241	—
Non-cash accretion of discount on marketable securities	(1,339)	—
Non-cash interest expense from amortization of debt discount & issuance costs	656	3,696
Option payment to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences")	—	35,000
Loss on debt extinguishment	—	6,222
Other non-cash adjustments, net	554	592
Changes in operating assets and liabilities:
Trade receivables, net	8,529	5,991
Inventory	(2,671)	(2,962)
Prepaid manufacturing	1,861	248
Other prepaid, current and non-current assets	2,057	(7,632)
Accounts payable	11,739	4,757
Accrued rebates, fees and reserves	1,236	(7,133)
Accrued compensation	(10,188)	(7,144)
Accrued and other current and non-current liabilities	(21,909)	(3,242)
Net cash used in operating activities	(68,732)	(54,045)

Investing activities
Purchases of property and equipment	(152)	(615)
Proceeds from disposal of property and equipment	178	—
Proceeds from maturities of investments in marketable securities	17,500	—
Option payment to Junshi Biosciences	—	(35,000)
Net cash provided by (used in) investing activities	17,526	(35,615)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	—	191,190
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	6,835	—
Proceeds from issuance of common stock upon exercise of stock options	103	544
Taxes paid related to net share settlement of RSUs	(2,781)	(2,658)
Repayment of 2022 Convertible Notes and premiums	—	(109,000)
Repayment of 2025 Term Loan, premiums and exit fees	—	(81,750)
Other financing activities	(353)	(181)
Net cash provided by (used in) financing activities	3,804	(1,855)

Net decrease in cash, cash equivalents and restricted cash	(47,402)	(91,515)
Cash, cash equivalents and restricted cash at beginning of period	63,987	417,635
Cash, cash equivalents and restricted cash at end of period	$16,585	$326,120

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and commercialization of its portfolio of United States Food and Drug Administration (“FDA”)-approved biosimilars. The Company’s strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. The FDA approved YUSIMRY™ (adalimumab-aqvh), a biosimilar to Humira, in December 2021, which the Company plans to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie Inc. (“AbbVie”). On August 2, 2022, the FDA approved CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced on October 3, 2022 in the United States.

The Company’s product pipeline comprises the following three product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”); CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and one wholly-owned preclinical immuno-oncology program, CHS-1000, an antibody targeting ILT4. In May 2022, the Company discontinued development of its bevacizumab (Avastin) biosimilar product candidate in-licensed from Innovent Biologics (Suzhou) Co., Ltd. (“Innovent”). In October 2022, the Company discontinued development of its preclinical immuno-oncology program, CHS-3318, an antibody targeting CCR8. On January 9, 2023, the Company announced that it entered into a binding term sheet (the “Term Sheet”) with Klinge Biopharma GmbH (“Klinge Biopharma”) for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the definitive agreements contemplated by the Term Sheet (the “Definitive Agreements”) and complete the transaction in mid-2023.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2023	2022
Cash and cash equivalents	$63,547	$417,195
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$63,987	$417,635

	March 31,
At end of period:	2023	2022
Cash and cash equivalents	$16,145	$325,680
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$16,585	$326,120

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2023 and December 31, 2022.

Derivative Instruments

In January 2023, the Company commenced using derivative contracts (foreign exchange option contracts) for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Euro. The Company recognizes all derivatives at fair value in the condensed consolidated balance sheets, and corresponding gains and losses are recognized in other income (expense), net in the condensed consolidated statements of operations. The estimated fair value of derivative financial instruments represents the amount required to enter into similar contracts with similar remaining maturities based on quoted market prices. During the periods presented, the Company did not apply hedge accounting to these instruments (see Note 9).

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company initiated sales in the United States of CIMERLI on October 3, 2022. The Company’s net revenue was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Products
UDENYCA	$26,179	$60,069
CIMERLI	6,174	—
Total net product revenue	32,353	60,069
Other	83	46
Total net revenue	$32,436	$60,115

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended
	March 31,
	2023	2022
McKesson Corporation	35%	39%
AmeriSource-Bergen Corporation	43%	43%
Cardinal Health, Inc.	21%	17%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Three Months Ended March 31, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	93,906	13,000	14,603	121,509
Prior period	(738)	(701)	1,829	390
Payments and customer credits issued	(101,108)	(14,243)	(16,617)	(131,968)
Balances at March 31, 2023	$34,737	$36,769	$18,928	$90,434

	Three Months Ended March 31, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	105,737	20,269	20,288	146,294
Prior period	(1,081)	(1,721)	(344)	(3,146)
Payments and customer credits issued	(107,625)	(24,216)	(22,440)	(154,281)
Balances at March 31, 2022	$26,696	$48,336	$23,558	$98,590

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

3.       Fair Value Measurements

The fair values of financial instruments are classified into one of the following categories based upon the lowest level of input that is significant to the fair value measurement:

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

Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the condensed consolidated statements of operations based on the specific identification method.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$11,712	$—	$—	$11,712
Marketable debt securities:
U.S. government agency securities	15,120	—	—	15,120
U.S. treasury securities	50,036	—	—	50,036
Commercial paper and corporate notes	—	46,788	—	46,788
Currency contracts	—	44	—	44
Total	$76,868	$46,832	$—	$123,700
Financial Liabilities:
Currency contracts	$—	$167	$—	$167

	Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$55,060	$—	$—	$55,060
Marketable debt securities:
U.S. government agency securities	19,964	—	—	19,964
U.S. treasury securities	68,418	—	—	68,418
Commercial paper and corporate notes	—	48,203	—	48,203
Total	$143,442	$48,203	$—	$191,645

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	March 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$11,712	$—	$—	$11,712
U.S. government agency securities	15,109	13	(2)	15,120
U.S. treasury securities	50,042	3	(9)	50,036
Commercial paper and corporate notes	46,800	—	(12)	46,788
Total	$123,663	$16	$(23)	$123,656

	December 31, 2022
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$55,060	$—	$—	$55,060
U.S. government agency securities	19,929	35	—	19,964
U.S. treasury securities	68,431	8	(21)	68,418
Commercial paper and corporate notes	48,203	—	—	48,203
Total	$191,623	$43	$(21)	$191,645

The Company held 11 positions that were in unrealized loss positions as of March 31, 2023, and aggregated gross unrealized losses on available-for-sale debt securities were not material. No impairment was recognized in the first quarter of 2023. As of March 31, 2023, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 8 months. The accrued interest receivable on available-for-sale marketable securities was immaterial at March 31, 2023 and December 31, 2022, and is included in other prepaid and current assets.

There were no investments in marketable securities as of March 31, 2022; thus, no unrealized gain (loss) was recognized as of March 31, 2022.

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$13,008	$10,262
Work in process	82,206	86,712
Finished goods	19,273	18,077
Total	$114,487	$115,051

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

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $25.1 million and $23.7 million of such inventory as of March 31, 2023 and December 31, 2022, respectively. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	March 31,	December 31,
(in thousands)	2023	2022
Inventory	$49,406	$38,791
Inventory, non-current	65,081	76,260
Total	$114,487	$115,051

Prepaid manufacturing of $16.0 million as of March 31, 2023 includes prepayments of $11.6 million to contract manufacturing organizations (“CMOs”) for manufacturing services for our products, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $4.4 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $17.9 million as of December 31, 2022 included prepayments of $13.0 million to CMOs for manufacturing services of the Company’s products, which the Company expects to be converted into inventory during 2023; and prepayments of $4.9 million to various CMOs for research and development pipeline programs.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$13,031	$12,944
Computer equipment and software	3,127	3,183
Furniture and fixtures	1,258	1,258
Leasehold improvements	6,234	6,198
Finance lease right of use assets	4,070	4,632
Construction in progress	524	696
Total property and equipment	28,244	28,911
Accumulated depreciation and amortization	(20,520)	(20,157)
Property and equipment, net	$7,724	$8,754

Depreciation and amortization expense related to property and equipment, net was $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the net book value of software implementation costs related to hosting arrangements was $3.2 million and $3.5 million, respectively, and the amortization expense was immaterial for all periods presented.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued commercial and research and development manufacturing	$9,677	$21,774
Accrued co-development costs payable to Junshi Biosciences	3,480	8,356
Lease liabilities, current	4,436	4,318
Accrued other	14,464	15,649
Total Accrued and other current liabilities	$32,057	$50,097

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

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Junshi Biosciences and the Company are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for toripalimab in the United States has been reduced based on changes approved by the Company and Junshi Biosciences. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $2.1 million for the three months ended March 31, 2023, and $50.1 million, inclusive of the $35.0 million option fee, for the three months ended March 31, 2022. In the condensed consolidated balance sheet as of March 31, 2023, the Company has classified $3.5 million in accrued and other current liabilities and $2.1 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

As of March 31, 2023, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee will be incurred or when royalties are due.

Bioeq

On November 4, 2019, the Company entered into a license agreement with Bioeq AG (“Bioeq”) (the “Bioeq License Agreement”) for the commercialization of CIMERLI, a biosimilar version of ranibizumab (Lucentis), in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under the Bioeq License Agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply to the Company the Bioeq Licensed Products in accordance with terms and conditions specified in the Bioeq License Agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith. The Bioeq License Agreement’s initial term continues in effect for ten years after the first commercial sale of a Bioeq Licensed Product in the United States, and thereafter renews for an unlimited period of time unless otherwise terminated in accordance with its terms.

Bioeq will manufacture and supply the Bioeq Licensed Products to the Company in accordance with terms and conditions specified in the Bioeq License Agreement and a manufacturing and supply agreement between the Company and Bioeq dated September 29, 2022 (the “Bioeq Manufacturing Agreement”). The Bioeq Manufacturing Agreement will remain in force until the first to occur of the following: (1) the termination of the Bioeq License Agreement; (2) the exercise of a right to termination by the Company or Bioeq for a material breach of the other party that is not cured in accordance with the Bioeq Manufacturing Agreement; and (3) the exercise of a right to termination by Bioeq if invoices are not paid in full in accordance with the Bioeq Manufacturing Agreement.

Under the Bioeq License Agreement, the Company must use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and the Company must use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, the Company must commit certain post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The terms of the Bioeq License Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in the fourth quarter of 2022. This was recorded as an intangible asset and is being amortized over ten years. The Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. Royalties due to Bioeq were $2.5 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively. The remaining milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved.

Other

On January 9, 2023, the Company announced that it entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction in mid-2023. Under the Term Sheet, the Company will make a total upfront payment of approximately €30 million, comprised of cash and the Company’s common stock, thirty days after the execution of the Definitive Agreements. The Company has also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which will be included in a subsequent filing by the Company when such Definitive Agreements are executed.

7.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At March 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,282)	$245,718	$245,718	Level 2*
2026 Convertible Notes	$230,000	$(4,100)	$225,900	$159,358	Level 2**

	At December 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,517)	$245,483	$245,483	Level 2*
2026 Convertible Notes	$230,000	$(4,425)	$225,575	$157,205	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR starting April 1, 2023 plus fixed percentages. Through March 31, 2023, the variable component was based on the three-month LIBOR. Therefore, the Company believes the carrying amount of these obligations approximates fair value.
**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2027 Term Loans

The Company entered into a loan agreement in January 2022 (as amended to date, the “Loan Agreement”) with BioPharma Credit, PLC, (as the “Collateral Agent”), BPCR Limited Partnership (as a “Lender”), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million (the “Tranche A Loan”) that was funded on January 5, 2022 (the “Tranche A Closing Date”); (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million (the “Tranche B Loan”) that was funded on March 31, 2022; (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million (the “Tranche C Loan”) that was not funded; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million (the “Tranche D Loan” and, together with the Tranche A Loan, the Tranche B Loan, and the Tranche C Loan, the “2027 Term Loans”) that was funded on September 14, 2022. The Company has the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrued interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and starting April 1, 2023, accrue interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the first quarter of 2023 was 13.03%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

Pursuant to the Loan Agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were used to fund the Company’s general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to repay in full all amounts outstanding under the Company’s $75.0 million aggregate principal credit agreement with affiliates of Healthcare Royalty Partners (the “2025 Term Loan”), as well as all associated costs and expenses pursuant to which a payoff amount of $81.9 million was outstanding; in March 2022, proceeds of the Tranche B Loan were drawn in connection with the full repayment of all amounts outstanding under the Company’s $100.0 million aggregate principal amount 8.2% Convertible Senior Notes (the “2022 Convertible Notes”), as well as all associated costs and expenses pursuant to which a payoff amount of $111.1 million was outstanding.

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

As of March 31, 2023, the Company was in full compliance with these covenants, other than the requirement in Section 6.15(a) that the trailing twelve-month net sales for the fiscal quarter ended March 31, 2023 not be less than $200.0 million for which the Company obtained a valid waiver, and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. The associated debt discounts and issuance costs of unfunded tranches were deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of March 31, 2023, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $4.3 million will be amortized using the effective interest rate over the remaining term of 3.8 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Stated coupon interest	$8,145	$2,210
Amortization of debt discount and debt issuance costs	332	2,841
Total interest expense	$8,477	$5,051

Future payments on the 2027 Term Loans as of March 31, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$24,887
2024 - interest only	33,123
2025 - interest only	33,032
2026 - principal and interest	223,060
2027 - principal and interest	50,090
Total minimum payments	364,192
Less amount representing interest	(114,192)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs, net	(4,282)
Net carrying amount of 2027 Term Loans	$245,718

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

As of March 31, 2023, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

If the 2026 Convertible Notes were converted on March 31, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $81.7 million based on the Company’s closing stock price of $6.84 as of March 31, 2023.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Stated coupon interest	$863	$863
Amortization of debt discount and debt issuance costs	326	319
Total interest expense	$1,189	$1,182

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $4.1 million as of March 31, 2023, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of March 31, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$3,450
2024 - interest only	3,450
2025 - interest only	3,450
2026	231,725
Total minimum payments	242,075
Less amount representing interest	(12,075)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(4,100)
Net carrying amount of 2026 Convertible Notes	$225,900

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes due 2022. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears and matured on March 31, 2022. In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest. For the three months ended March 31, 2022, interest expense on the 2022 Convertible Notes was $2.6 million, which included $2.1 million of stated coupon interest and $0.5 million amortization of debt discount and debt issuance costs.

2025 Term Loan

On January 7, 2019, the Company entered into a credit agreement with affiliates of Healthcare Royalty Partners. The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”).

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the three months ended March 31, 2022. For the three months ended March 31, 2022, interest expense on the 2025 Term Loan was $0.2 million which represented stated coupon interest.

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of March 31, 2023, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2023*	$34,666
2024	32,643
2025	4,435
2026	5,469
2027	5,470
Total obligations	$82,683

*	Reflects a reduction compared to December 31, 2022 resulting from a contract change to lower the number of UDENYCA batches to be produced at a specific CMO.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company had an accrual of $6.4 million and $4.7 million, respectively, related to such matters that was included in accrued rebates, fees and reserves in the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company’s accrual as of March 31, 2023 represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 8, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

9.       Derivatives

The Company is exposed to foreign currency exchange rate risk related to its international purchases. In the first quarter of 2023, the Company started utilizing euro currency contracts to manage euro currency risk in purchasing inventory and future settlement of euro denominated assets and liabilities. The volume of the Company’s foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and the Company’s election whether to hedge the transactions. There are no derivative instruments entered into for speculative or trading purposes.

The Company did not elect hedge accounting for any of its currency contracts. All outstanding contracts are with the same counterparty. Changes in the net fair value of contracts are recorded in other income (expense), net in the condensed consolidated statements of operations.

The Company's derivatives are euro currency contracts which are economic hedges and have settlement dates through September 30, 2023. The following table summarizes the derivative fair value:

		March 31, 2023
(in thousands)	Balance Sheet Classification	Notional	Fair Value
Derivative assets	Other prepaids and current assets	$4,850	$44
Derivative liabilities	Accrued and other current liabilities	$7,300	$167

The pre-tax gain (loss) of foreign currency contracts not designated as hedging instruments were recorded on the condensed consolidated statements of operations as follows:

		Three Months Ended
(in thousands)	Statement of Operations Classification	March 31, 2023
Currency contracts	Other income (expense), net	$(123)

10.       At-The-Market Offering

On November 8, 2022, the Company filed a registration statement on Form S-3, which was declared effective on November 17, 2022 (the “Registration Statement”). Under the Registration Statement, the Company may offer and sell up to $150.0 million in the aggregate of its common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock through or to Cowen as the Company’s sales agent or principal in an at-the-market offering (“ATM Offering”). During the three months ended March 31, 2023, the Company sold 1,131,450 shares of common stock at a weighted-average price per share of $6.54 for gross proceeds of $7.4 million pursuant to the ATM Offering and received net proceeds of $7.2 million, net of $0.2 million of commissions and fees. As of March 31, 2023, the Company had approximately $135.9 million of its common stock remaining available for sales under the ATM Offering.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cost of goods sold (1)	$125	$155
Research and development	5,461	4,958
Selling, general and administrative	6,696	7,766
Stock-based compensation expense	$12,282	$12,879

Stock-based compensation expense capitalized into inventory	$131	$313

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

The stock-based compensation for the three months ended March 31, 2023 includes restructuring charges described in Note 13 of $1.1 million in research and development expense and a net forfeiture credit of $0.1 million in selling, general and administrative expense.

12.      Net Loss Per Share

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2023	2022
Stock options, including shares subject to ESPP	23,996,096	21,947,102
Restricted stock units	2,586,168	2,479,655
Shares issuable upon conversion of 2022 Convertible Notes	—	4,324,742
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152
Total	38,524,416	40,693,651

13.      Restructuring Charges

On March 3, 2023, the Company committed to a plan to reduce its workforce to focus resources on strategic priorities including the commercialization of its diversified product portfolio and development of innovative immuno-oncology product candidates. The reduction in force impacted approximately 50 full-time and part-time employees, effective March 10, 2023 for most of these employees. Non-recurring restructuring charges associated with the reduction in force consisted of $3.9 million in cash expenses related to personnel expenses such as salaries, severance payments and other benefits; and $1.5 million in non-cash stock-based compensation related to acceleration of vesting and extension of the stock option exercise windows for two impacted executives; partially offset by $0.5 million in non-cash stock-based compensation forfeiture credits. The reduction in force is expected to be substantially completed during the first half of 2023.

For the three months ended March 31, 2023, the condensed consolidated statement of operations includes $3.6 million in research and development expense and $1.3 million in selling, general and administrative expense related to the reduction in force. The condensed consolidated balance sheet includes $1.0 million in accrued compensation as of March 31, 2023. Any additional charges are expected to be insignificant.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2022 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved biosimilars. Our strategy is to build a leading immuno-oncology franchise funded with cash generated through net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes three FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. Our second product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. We launched CIMERLI commercially in the United States on October 3, 2022. In December 2021, the FDA-approved YUSIMRY (adalimumab-aqvh), our Humira (adalimumab) biosimilar product, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie.

In addition to our three FDA-approved biosimilar products, we also have an original biologic license application submitted under Section 351(a) of the Public Health Service Act (“original BLA”) under review by the FDA for toripalimab. Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2 by binding to the FG loop on the PD-1, and for enhanced PD-1 receptor internalization (endocytosis function). We believe blocking PD-1 interactions with PD-L1 and PD-L2 have the potential to promote the immune system’s ability to attack and kill tumor cells. The original BLA for toripalimab was for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. On April 29, 2022, we received a complete response letter (“CRL”) from the FDA for the original BLA for toripalimab requesting certain manufacturing process changes that we and Junshi Biosciences believe are readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the Prescription Drug User Fee Act (“PDUFA”) action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the scheduling and completion of the inspections for the manufacturing facility (pre-approval inspection), currently scheduled in May 2023, and clinical sites (biomedical research monitoring inspections). Since the decision in February 2022 by the FDA to not approve the BLA for sintilimab, the FDA’s current stance is to reject most product candidates that do not have data that is reflective of U.S. medical practice, the U.S. patient population or both of them and in particular with clinical trials conducted in a single country such as China. However, we believe that our original BLA for toripalimab for NPC is a distinct case because there are no FDA approved treatments, including immunotherapies, for NPC in the United States and the FDA has stated that NPC warrants regulatory flexibility with respect to the sufficiency of single country clinical data. We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. In January 2023, we and Junshi Biosciences acted to reduce the scope of the ongoing development plan for toripalimab in the United States that is used as part of the calculation for reimbursable research and development expense under the Collaboration Agreement.

We have built an experienced and robust oncology sales, market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA and CIMERLI. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise, continue to grow our ophthalmology product portfolio and launch the commercialization of other biosimilar products.

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

Business Update

The FDA approved the prior approval supplement for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023. Commercial availability of UDENYCA AI is planned for the second quarter of 2023.

On March 3, 2023, we committed to a plan to reduce our workforce to focus resources on strategic priorities including the commercialization of our diversified product portfolio and development of innovative immuno-oncology product candidates. The reduction in force impacted approximately 50 full-time and part-time employees, effective March 10, 2023 for most of these employees. Non-recurring restructuring charges associated with the reduction in force consisted of $3.9 million in cash expenses related to personnel expenses such as salaries, severance payments and other benefits; and $1.5 million in non-cash stock-based compensation related to acceleration of vesting and extension of the stock option exercise windows for two impacted executives; partially offset by $0.5 million in non-cash stock-based compensation forfeiture credits. The reduction in force is expected to be substantially completed during the first half of 2023.

On January 9, 2023, we announced that we entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet expect to execute the Definitive Agreements and complete the transaction in mid-2023. Under the Term Sheet, we will make a total upfront payment of approximately €30 million, comprised of cash and our common stock, thirty days after the execution of the Definitive Agreements. We also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which we will include in a subsequent filing when such Definitive Agreements are executed.

On November 8, 2022, we filed the Registration Statement, which was declared effective on November 17, 2022. Under the Registration Statement, we may offer and sell up to $150.0 million in the aggregate of our common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, we entered into the Sales Agreement pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock in the ATM Offering.  For the ATM Offering program to date as of March 31, 2023, we sold 2,048,334 shares of common stock at a weighted-average price per share of $6.88 for gross proceeds of $14.1 million pursuant to the ATM Offering and received net proceeds of $13.7 million, net of $0.4 million of commissions and fees of which 1,131,450 shares of common stock were sold during the quarter ended March 31, 2023 at a weighted-average price per share of $6.54 for gross proceeds of $7.4 million pursuant to the ATM Offering and received net proceeds of

$7.2 million, net of $0.2 million of commissions and fees.

In March 2023, we donated approximately 34,000 units of UDENYCA in the pre-filled syringe (“PFS”) presentation to the nonprofit organization Direct Relief to benefit cancer patients in low- and middle-income countries requiring increased access for vulnerable patients. The carrying value of this inventory was written down to zero in the third quarter 2022, thus there was no charge associated with the donation.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA is a biosimilar to Neulasta, a long-acting G-CSF. We launched UDENYCA commercially in the United States in January 2019. In addition to the currently marketed PFS presentation, we are also developing and plan to commercialize additional presentations of UDENYCA, such as a proprietary on-body injector (“OBI”) and an autoinjector. The FDA approved the prior approval supplement for UDENYCA AI on March 3, 2023. Commercial availability of UDENYCA AI is planned for the second quarter of 2023. In October 2021, we announced positive results from a randomized, open-label, crossover study assessing the pharmacokinetic (“PK”) and pharmacodynamic bioequivalence of UDENYCA administered via OBI compared to our currently marketed UDENYCA PFS. We are planning a 2023 commercial launch of UDENYCA OBI, if approved by the FDA.
●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. More than thirty company-sponsored toripalimab clinical studies covering more than fifteen indications have been conducted by our partner Junshi Biosciences, including in China, the United States, Southeast Asia, and European countries.

Together with Junshi Biosciences, in the third quarter of 2021 we completed the submission of the original BLA for toripalimab to the FDA seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA issued a CRL for the original BLA for toripalimab requesting certain manufacturing process changes. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are still engaged in ongoing discussions with the FDA about the scheduling and completion of the inspections for the manufacturing facility (pre-approval inspection), currently scheduled in May 2023, and clinical sites (biomedical research monitoring inspections). We plan to launch toripalimab in the United States in the third quarter of 2023, if approved by July 1, 2023. We believe there is potentially a high unmet need in NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first-line treatment of recurrent or metastatic NPC.

●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT that we are developing in collaboration with Junshi Biosciences. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway could be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy in some tumor types. The combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, to overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. The FDA has allowed clinical trials for CHS-006 to proceed in the United States under an investigational new drug application (“IND”), and we are advancing toripalimab in combination with CHS-006 with an active clinical trial in North America (clinicaltrials.gov identifier# NCT05757492).

●	We are pursuing an early-stage development candidate designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We expect to submit an IND to the FDA in 2023 for CHS-1000, an antibody targeting human ILT4.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie. Based on our current review, we believe the adalimumab market will be very competitive when we are able to launch on July 1, 2023.

Ophthalmology

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into the Bioeq License Agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and PFS presentation. Under the Bioeq License Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

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

Discontinued Product Candidates

In January 2020, we entered into a license agreement with Innovent for the development and commercialization of a biosimilar version of bevacizumab (Avastin) in any dosage form and presentations in the United States and Canada (the “Innovent Agreement”). On May 3, 2022, we provided notice of termination of the Innovent Agreement to Innovent to discontinue development of CHS-305, a bevacizumab (Avastin) biosimilar candidate, because regulatory approval of the licensed product could not be reasonably obtained within the agreed time period.

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We and Junshi Biosciences are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for toripalimab in the United States has been reduced based on changes approved by the Company and Junshi Biosciences. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of March 31, 2023, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, we entered into a Stock Purchase Agreement with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in us. Pursuant to the Stock Purchase Agreement, on April 16, 2021, we issued 2,491,988 unregistered shares of our common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate amount of approximately $50.0 million in cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two-year period following its effective date.

COVID-19 Update

As a result of the COVID-19 pandemic, we experienced and may, as a result of future outbreaks, experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.” These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all Neulasta’s dosage forms and could result in our inability to meet development or regulatory milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth. Although cases and deaths from the COVID-19 pandemic have generally declined in the United States in the past year, outbreaks of COVID-19, such as in China where our partner Junshi Biosciences has its headquarters, have resulted in protracted lockdowns. The lingering impacts of such outbreaks of COVID-19 in China have impacted the timeline to manufacture toripalimab and the FDA has communicated to us the COVID-19 pandemic will impact the FDA’s ability to conduct foreign inspections of our partner’s manufacturing facilities in China. If future outbreaks of COVID-19 occur, we expect it may adversely impact our sales growth. In addition, the spread of more severe or more widespread outbreaks of COVID-19 could result in the reinstatement of restrictive orders that could disrupt our business.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we plan to launch in the United States on or after July 1, 2023, pursuant to the terms of an agreement with Humira’s manufacturer, AbbVie. On August 2, 2022, the FDA approved CIMERLI, which we launched on October 3, 2022. Our total net revenues were $32.4 million and $60.1 million during the three months ended March 31, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, and royalties on certain products. On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then. Additionally, we will share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range, and pursuant to the Genentech Agreement we incur a royalty that is a low single-digit percentage of net sales of CIMERLI that must be paid through the end of 2023.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with collaborators, consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;

●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	upfront and certain milestone payments related to licensing and collaboration agreements.

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

Other income (expense), net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, non-cash accretion of discount on our investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, gains (losses) from disposal of long-lived assets, and the change in fair value of our foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net revenue	$32,436	$60,115	$(27,679)

The decrease in net revenue was primarily due to a reduction in the number of UDENYCA units sold and a decline in the average net selling price per unit resulting from competition and reduced market access. In the first quarter of 2023, net revenue was also reduced by a $1.7 million charge for a contingent liability related to resolving a dispute regarding certain sales of UDENYCA from October 2020 through December 2021. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home. These negative factors were partially offset by our CIMERLI launch in October 2022, which contributed $6.2 million of net revenue in the first quarter of 2023.

We expect our net revenue in 2023 to be higher than in 2022, as a result of the continued growth in sales of CIMERLI following its launch in October 2022 and the planned launches in 2023 of toripalimab, YUSIMRY and additional presentations of UDENYCA.

Cost of Goods Sold

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Cost of goods sold	$16,874	$9,370	$7,504
Gross margin	48%	84%

The increase in cost of goods sold primarily resulted from charges in the first quarter 2023 that include $3.0 million in contract modification fees with one of our manufacturers from reducing the number of UDENYCA batches, $2.7 million in write-offs of inventory that was damaged during processing at one of our manufacturers, and a $0.9 million increase in royalty costs. The increase was partially offset by a reduction in the number of UDENYCA units sold.

We expect our gross margin for the full year 2023 to be lower than the full year 2022 primarily driven by royalties paid for CIMERLI sales, sales of YUSIMRY in a very competitive market and continued declines in net realized prices of UDENYCA. The expected gross margin decline will be reduced by the impact of the $26.0 million write-down of UDENYCA inventory at risk of expiration recorded in the third quarter of 2022.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Research and development	$34,154	$82,917	$(48,763)

The decrease in research and development expense was primarily due to:

●	the first quarter of 2022 including an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $12.7 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023;
●	a decrease of $2.8 million in YUSIMRY costs primarily due to manufacturing costs for low concentration YUSIMRY being capitalized since mid-2022; and
●	a decrease of $1.0 million related to the development of additional presentations of UDENYCA.

The decrease was partially offset by $3.6 million in restructuring charges from our reduction in force.

We expect our research and development expense in 2023 to be lower than in 2022 due to the reduced scope of the development plan for toripalimab in the United States based on changes approved by us and Junshi Biosciences.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Selling, general and administrative	$49,153	$48,753	$400

The increase in selling, general and administrative expense was primarily due to $1.3 million in restructuring charges from our reduction in force that occurred in the first quarter of 2023. The increase was partially offset by a $0.9 million decrease in stock-based compensation primarily due to terminations and vesting of awards since April 1, 2022.

We expect our selling, general and administrative expense in 2023 to be lower than in 2022 primarily as a result of decreased commercial costs and our reduction in force that occurred in the first quarter of 2023.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Interest expense	$9,712	$8,969	$743

The increase in interest expense was primarily due to a higher average outstanding debt balance and higher average interest rate. This was partially offset by $2.7 million of interest expense in the first quarter of 2022 related to the 2027 Term Loans discount and debt issuance costs that were allocated to unfunded tranches and subsequently amortized over the respective commitment periods for tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Our 2027 Term Loans have a variable interest rate component that resets the beginning of every quarter, and the total interest rate ranged from 9.25% in the first quarter of 2022 to 12.00% in the fourth quarter of 2022. The interest rate on the 2027 Term Loans increased to 13.03% for the first quarter of 2023 and will be 13.40% for the second quarter of 2023. As a result of the higher interest rate and higher average outstanding debt balance, we expect interest expense to be higher in 2023.

Loss on Debt Extinguishment

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Loss on debt extinguishment	$—	$6,222	$(6,222)

The $6.2 million loss on debt extinguishment recorded in the first quarter of 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Other income (expense), net	$1,728	$32	$1,696

Other income (expense), net increased primarily as a result of interest income and non-cash accretion of discount on our marketable securities held during the first quarter of 2023 compared to not holding investments in marketable securities during the first quarter of 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Financial assets
Total Cash, cash equivalents and marketable securities	$128,089	$191,681

Debt obligations:
2027 Term Loans	$245,718	$245,483
2026 Convertible Notes	225,900	225,575
Total debt obligations	$471,618	$471,058

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2021, 2022 and the first quarter of 2023. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of UDENYCA.

We entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. For the ATM Offering program to date as of March 31, 2023, we sold 2,048,334 shares of common stock at a weighted-average price per share of $6.88 for gross proceeds of $14.1 million pursuant to the ATM Offering and received net proceeds of $13.7 million, net of $0.4 million of commissions and fees. During the three months ended March 31, 2023, the Company sold 1,131,450 shares of common stock at a weighted-average price per share of $6.54 for gross proceeds of $7.4 million pursuant to the ATM Offering and received net proceeds of $7.2 million, net of $0.2 million of commissions and fees. As of March 31, 2023, the Company had approximately $135.9 million of its common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of March 31, 2023, we had an accumulated deficit of $1.4 billion and cash, cash equivalents, and marketable securities of $128.1 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales and ATM Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

The 2027 Term Loans mature on either (i) January 5, 2027; or (ii) October 15, 2025, if the outstanding aggregate principal amount of our 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrued interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and, starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. Interest is payable quarterly in arrears. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

In January 2022, we paid to the Lenders of the 2027 Term Loans $6.0 million for a funding fee equal to 2.00% of the Lenders’ total committed amount to fund all four tranches.

Pursuant to the 2027 Term Loans agreement, and subject to certain restrictions, proceeds of the 2027 Term Loans were used to fund our general corporate and working capital requirements except for the following: in January 2022, proceeds of the Tranche A Loan were used to voluntarily repay in full all amounts outstanding under the 2025 Term Loan, as well as all associated costs and expenses; and proceeds of the Tranche B Loan were drawn in connection with the full repayment of our 2022 Convertible Notes due in March 2022.

As of March 31, 2023, we were in full compliance with these covenants, other than the requirement in Section 6.15(a) that our trailing twelve-month net sales for the fiscal quarter ended March 31, 2023 not be less than $200.0 million for which we obtained a valid waiver, and there were no events of default under the 2027 Term Loans.

2026 Convertible Notes

As of March 31, 2023, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $225.9 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on March 31, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $81.7 million based on our closing stock price of $6.84.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of March 31, 2023, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of March 31, 2023:

Counterparty	Description	Potential Aggregate Milestone Amount (1)
Junshi Biosciences	Toripalimab	$380.0 million (2)
	CHS-006 anti-TIGIT antibody	$255.0 million (3)
Bioeq	CIMERLI	€5.0 million (4)
ProBioGen	YUSIMRY	€1.0 million (5)

(1)	Excludes the potential aggregate upfront and milestone amounts for the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203. The parties to the Term Sheet expect to execute the Definitive Agreements and complete the transaction in mid-2023.
(2)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The BLA for toripalimab remains under review, and we and Junshi Biosciences are engaged in ongoing discussions with the FDA about the scheduling and completion of the pre-approval inspections for the manufacturing facility (pre-approval inspection), currently scheduled in May 2023, and clinical sites (biomedical research monitoring inspections). If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(3)	Upon initiation of the first qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(4)	Relates to a milestone contingent upon the launch readiness of a PFS product, if achieved during 2023.
(5)	Relates to a milestone contingent upon the first commercial sale of YUSIMRY.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of March 31, 2023 were $82.7 million, as outlined in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the three months ended March 31, 2023, as compared to the discussion in the 2022 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(68,732)	$(54,045)
Net cash provided by (used in) investing activities	17,526	(35,615)
Net cash provided by (used in) financing activities	3,804	(1,855)
Net decrease in cash, cash equivalents and restricted cash	$(47,402)	$(91,515)

Net cash used in operating activities

Cash used in operating activities of $68.7 million for the three months ended March 31, 2023 was primarily due to the net loss of $75.7 million adjusted for non-cash items including stock-based compensation expense of $12.3 million and other non-cash adjustments of $4.1 million, partially offset by the changes in our operating assets and liabilities of $9.4 million. Accounts receivable, net as of March 31, 2023 included invoices totaling $17.6 million with due dates falling after the first quarter of 2023 due to extended payment terms offered to certain customers primarily related to the launch of CIMERLI.

Cash used in operating activities of $54.0 million for the three months ended March 31, 2022 was primarily due to the net loss of $96.1 million adjusted for the classification of the cash option payment to Junshi Biosciences of $35.0 million to investing activities, non-cash items including stock-based compensation expense of $12.9 million, loss on debt extinguishment of $6.2 million and other non-cash adjustments of $5.1 million, partially offset by the changes in our operating assets and liabilities of $17.1 million.

Net cash provided by (used in) investing activities

Cash provided by investing activities of $17.5 million for the three months ended March 31, 2023 was primarily due to proceeds from maturities of investments in marketable securities of $17.5 million.

Cash used in investing activities of $35.6 million for the three months ended March 31, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences.

Net cash provided by (used in) financing activities

Cash provided by financing activities of $3.8 million for the three months ended March 31, 2023 was primarily due to proceeds of $6.8 million from the ATM Offering, net of issuance costs, partially offset by $2.8 million in tax payments related to net share settlement of RSUs.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2023, as compared to the critical accounting estimates described in our 2022 Form 10-K. We believe that the critical accounting estimates discussed in the 2022 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we had cash and cash equivalents and marketable securities of $128.1 million, consisting of cash, investments in money market funds and investments in marketable securities. A portion of our cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

Our financial instruments that are exposed to the concentration of credit risk consist primarily of cash, cash equivalents, investments and accounts receivables. We attempt to minimize the risks related to cash, cash equivalents and investments by investing in a broad and diverse range of financial instruments. The investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. There were no material losses from credit risks on such accounts during any of the periods presented. We are not exposed to any significant concentrations of credit risk from these financial instruments.

We are also subject to credit risk from trade receivables related to product sales, and we monitor the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. We have not experienced significant losses with respect to the collection of trade receivables.

We are exposed to interest rate risk with respect to variable rate debt. As of March 31, 2023, we had $250.0 million principal outstanding on our 2027 Term Loans that starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended March 31, 2023 was 13.03%, and the interest rate during the second quarter of 2023 will be 13.40%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of March 31, 2023.

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

Substantially all of our sales are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we make purchases of CIMERLI inventory from and pay royalties to our partner Bioeq that are denominated in Euros and we are therefore subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our condensed consolidated statements of operations. For information on our economic hedges of foreign currency exchange rate risk, see Note 9. Derivatives in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.              Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed and diminished, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	As we have in-licensed development and/or commercial rights to toripalimab and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab, if approved, will face significant competition from other immuno-

oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

With the exception of generating net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2022, including net losses of $291.8 million and $287.1 million in 2022 and 2021, respectively. We also incurred a net loss of $75.7 million in the fiscal quarter ended March 31, 2023. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of March 31, 2023, we had an accumulated deficit of $1.4 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

As of March 31, 2023, our cash, cash equivalents and investments were $128.1 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as sales from time to time through our ATM Offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the Loan Agreement we entered into in January 2022 with the Collateral Agent and the Lenders that provides for a senior secured term loan facility of up to $300.0 million, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement, the First Amendment to Loan Agreement and the Second Amendment and Waiver to Loan Agreement filed as exhibits to our public filings. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations and CIMERLI;
●	our ability to successfully launch and commercialize YUSIMRY in a very competitive adalimumab market;
●	competing against numerous current and future pegfilgrastim, ranibizumab and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our recently launched product, CIMERLI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Effective January 2019, U.S. Centers for Medicare & Medicaid Services (“CMS”) assigned a product specific Q-Code to UDENYCA, which is necessary to enable providers to separately bill for UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. A product specific Q-Code was also assigned to CIMERLI effective April 2023. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Codes assigned by CMS for UDENYCA and CIMERLI, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor competing products. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, original BLA submitted under Section 351(a) of the Public Health Service Act (“PHSA”), Section 351(k) BLA or MAA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

These and other factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all of Neulasta’s dosage forms, achieve a successful launch of new products or recently launched products like CIMERLI, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2021, the governor of California, where our headquarters and laboratory facilities are located, issued a “shelter-in-place” order restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing for certain periods, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, there was a lockdown order in all of Shanghai, China in 2022, where our partner Junshi Biosciences has its headquarters. Such orders or restrictions may be re-instated upon future outbreaks of COVID-19, thereby causing negative impacts on our operations. Although orders and restrictions have been relaxed in China, ongoing impacts remain during the ongoing recovery from the COVID-19 pandemic throughout China. In addition, the spread of more contagious and deadly variants could cause severe and widespread outbreaks of COVID-19. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

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

Toripalimab, if approved, will enter a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), and Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi S.A. (“Sanofi”), and Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”). In addition to toripalimab, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis International AG (“Novartis”)). We believe there is potentially a high unmet need for toripalimab for treatment for NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

UDENYCA faces competition in the United States from Amgen, Viatris Inc. (“Viatris”), Sandoz International GmbH (“Sandoz”), Pfizer and Spectrum Pharmaceuticals, Inc. (“Spectrum”), and is expected to face competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), each of which has announced the approval of a pegfilgrastim biosimilar.

CIMERLI faces competition in the United States from F. Hoffman-La Roche Ltd. (“Roche”)/Genentech (the manufacturer of Lucentis, Vabysmo and SusvimoTM). Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (“Samsung Bioepis”), Xbrane Biopharma AB (“Xbrane”) (in collaboration with STADA Arzneimittel AG (“STADA”) and Bausch & Lomb Incorporated (“Bausch & Lomb”)) have each disclosed the development of a Lucentis biosimilar candidate.

YUSIMRY, following our planned launch, may face competition in the United States from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States when we launch it as planned in July 2023.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel. The majority of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 11. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2022. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may need to expand our organization, particularly due to employee turnover and the transition of our strategy from a biosimilars business to a company using cash flows from our commercial biosimilars portfolio to fund our immuno-oncology pipeline, and we may experience difficulties in managing this turnover and ongoing transition, which could disrupt our operations.

As of March 31, 2023, we had 307 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage the transition in our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover and transition of our strategy, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

On April 29, 2022, the FDA issued a CRL in response to our original BLA for toripalimab. The letter identified certain issues, including a request for a quality process change. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, and we and Junshi Biosciences are still engaged in ongoing discussions with the FDA about the scheduling and completion of the pre-approval inspections for the manufacturing facility (pre-approval inspection), currently scheduled in May 2023, and clinical sites (biomedical research monitoring inspections). Even though the FDA accepted our resubmission of the BLA for toripalimab, there is no guarantee that the FDA will be able to conduct its required inspection or that the FDA will conclude that the information in that resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for toripalimab. Additionally, certain factors beyond our control, such as the COVID-19 pandemic, may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

We are marketing UDENYCA and CIMERLI in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel) (for which we discontinued development), rituximab (Rituxan) (for which we discontinued development), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the United States.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $5.58 to $38.10 per share during the period from November 6, 2014 through March 31, 2023 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of March 31, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 62.7% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200.0 million in the first quarter of 2022 and increases to $210.0 million for the quarter ended March 31, 2024 and increases to be as much as $300.0 million for the quarter ended December 31, 2024. We recently obtained a valid waiver from the requirement that our trailing twelve-month net sales for the fiscal quarter ended March 31, 2023 not be less than $200.0 million. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request additional waivers from time to time with respect to the Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of March 31, 2023, there were 80.5 million shares of common stock outstanding.

In addition, as of March 31, 2023, approximately 32.0 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 11. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2022. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of March 31, 2023, we reserved for future issuance under the 2016 Plan a total of 1.4 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business operations, financial condition, results of operations and prospects.

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $128.1 million of cash, cash equivalents and marketable securities as of March 31, 2023 with the majority held by a custodian or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut, Iowa and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter ended March 31, 2023. A total of 289,944 shares were surrendered to Coherus in the first quarter of 2023, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1††	Second Amendment and Waiver to Loan Agreement dated as of February 6, 2023, among Coherus BioSciences, Inc., the Collateral Agent and the Lenders party thereto.				X

10.2#	Executive Change in Control and Severance Plan, effective January 1, 2023.				X

10.3#††	Letter Agreement between Coherus BioSciences, Inc. and Vladimir Vexler, dated as of March 27, 2023.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

COHERUS BIOSCIENCES, INC.

Date: May 8, 2023	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2023	/s/ Bryan McMichael
Bryan McMichael
Executive Vice President, Accounting, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)