Form 10-Q
period 2023-06-30
Coherus BioSciences, Inc.
filed 2023-08-02
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, 94,468,493 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize toripalimab, CHS-006 and our other product candidates in the United States and Canada, including whether the trial results, data package or biologics license application (“BLA”) for toripalimab will be sufficient to support regulatory approval;

●	our ability to address comments raised in the complete response letter for the original BLA for toripalimab and timing of the review for the original BLA resubmission for toripalimab;

●	our ability to receive marketing authorization for the on-body injector presentation of UDENYCA®, including the timing of receiving such marketing authorization, if approved;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to achieve the closing of the acquisition of Surface Oncology, Inc. (“Surface”) in a timely manner or at all and realize the anticipated benefits from the transaction;

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products and product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our ability to finalize the Definitive Agreements or close on the transactions contemplated by them;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine on our business and prospects.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into, except for the acquisition of Surface to the extent described herein.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$72,920	$63,547
Investments in marketable securities	71,792	128,134
Trade receivables, net	141,308	109,964
Inventory	63,989	38,791
Prepaid manufacturing	17,578	17,880
Other prepaids and current assets	17,897	22,918
Total current assets	385,484	381,234
Property and equipment, net	6,929	8,754
Inventory, non-current	63,846	76,260
Goodwill and intangible assets	5,809	5,931
Other assets, non-current	7,523	8,668
Total assets	$469,591	$480,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,278	$11,526
Accrued rebates, fees and reserves	84,210	54,461
Accrued compensation	14,138	22,610
Accrued and other current liabilities	41,814	50,097
Total current liabilities	169,440	138,694
Term loans	245,963	245,483
Convertible notes	226,228	225,575
Lease liabilities, non-current	2,622	5,046
Other liabilities, non-current	102	3,467
Total liabilities	644,355	618,265
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 94,442,014 and 78,851,516 at June 30, 2023 and December 31, 2022, respectively)	9	8
Additional paid-in capital	1,285,730	1,204,431
Accumulated other comprehensive loss	(297)	(249)
Accumulated deficit	(1,460,206)	(1,341,608)
Total stockholders' deficit	(174,764)	(137,418)
Total liabilities and stockholders’ deficit	$469,591	$480,847

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$58,716	$60,151	$91,152	$120,266
Costs and expenses:
Cost of goods sold	24,848	11,277	41,722	20,647
Research and development	23,267	41,611	57,421	124,528
Selling, general and administrative	45,144	51,276	94,297	100,029
Total costs and expenses	93,259	104,164	193,440	245,204
Loss from operations	(34,543)	(44,013)	(102,288)	(124,938)
Interest expense	(9,943)	(6,580)	(19,655)	(15,549)
Loss on debt extinguishment	—	—	—	(6,222)
Other income (expense), net	1,617	443	3,345	475
Loss before income taxes	(42,869)	(50,150)	(118,598)	(146,234)
Income tax provision	—	—	—	—
Net loss	$(42,869)	$(50,150)	$(118,598)	$(146,234)

Basic and diluted net loss per share	$(0.49)	$(0.65)	$(1.42)	$(1.89)

Weighted-average number of shares used in computing basic and diluted net loss per share	87,269,614	77,554,717	83,469,247	77,405,040

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(42,869)	$(50,150)	$(118,598)	$(146,234)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(18)	—	(47)	—
Foreign currency translation adjustments, net of tax	(1)	2	(1)	—
Comprehensive loss	$(42,888)	$(50,148)	$(118,646)	$(146,234)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)
Net loss	—	—	—	—	(75,729)	(75,729)
Issuance of common stock upon exercise of stock options	24,107	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units ("RSUs")	771,167	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	1,131,450	—	7,059	—	—	7,059
Taxes paid related to net share settlement of RSUs	(289,944)	—	(2,781)	—	—	(2,781)
Stock-based compensation expense	—	—	12,288	—	—	12,288
Other comprehensive loss, net of tax	—	—	—	(29)	—	(29)
Balances at March 31, 2023	80,488,296	8	1,221,100	(278)	(1,417,337)	(196,507)
Net loss	—	—	—	—	(42,869)	(42,869)
Issuance of common stock upon exercise of stock options	8,182	—	14	—	—	14
Issuance of common stock upon vesting of RSUs	142,982	—	—	—	—	—
Issuance of common stock under Public Offering, net of issuance costs	13,529,411	1	53,624	—	—	53,625
Offering costs associated with ATM offering	—	—	(74)	—	—	(74)
Taxes paid related to net share settlement of RSUs	(48,529)	—	(305)	—	—	(305)
Issuance of common stock under the employee stock purchase plan ("ESPP")	321,672	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	10,034	—	—	10,034
Other comprehensive loss, net of tax	—	—	—	(19)	—	(19)
Balances at June 30, 2023	94,442,014	$9	$1,285,730	$(297)	$(1,460,206)	$(174,764)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(96,084)	(96,084)
Issuance of common stock upon exercise of stock options	102,632	—	544	—	—	544
Issuance of common stock upon vesting of RSUs	491,087	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(185,644)	—	(2,658)	—	—	(2,658)
Stock-based compensation expense	—	—	13,037	—	—	13,037
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Balances at March 31, 2022	77,338,171	7	1,158,766	(272)	(1,145,938)	12,563
Net loss	—	—	—	—	(50,150)	(50,150)
Issuance of common stock upon exercise of stock options	4,499	—	8	—	—	8
Issuance of common stock upon vesting of RSUs	173,867	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(58,771)	—	(642)	—	—	(642)
Issuance of common stock under the ESPP	244,983	—	1,655	—	—	1,655
Stock-based compensation expense	—	—	13,935	—	—	13,935
Other comprehensive gain, net of tax	—	—	—	2	—	2
Balances at June 30, 2022	77,702,749	$7	$1,173,722	$(270)	$(1,196,088)	$(22,629)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(118,598)	$(146,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,829	1,654
Stock-based compensation expense	22,359	26,729
Inventory write-offs, net	2,894	—
Non-cash accretion of discount on marketable securities	(2,234)	—
Non-cash interest expense from amortization of debt discount & issuance costs	1,229	4,677
Non-cash operating lease expense	1,278	1,221
Option payment to Shanghai Junshi Biosciences Ltd. ("Junshi Biosciences")	—	35,000
Loss on debt extinguishment	—	6,222
Other non-cash adjustments, net	(829)	(13)
Changes in operating assets and liabilities:
Trade receivables, net	(31,350)	7,327
Inventory	(15,715)	(14,203)
Prepaid manufacturing	302	6,490
Other prepaid, current and non-current assets	4,785	(6,223)
Accounts payable	17,786	1,423
Accrued rebates, fees and reserves	26,383	(14,480)
Accrued compensation	(8,472)	(5,086)
Accrued and other current and non-current liabilities	(9,294)	(8,586)
Net cash used in operating activities	(107,647)	(104,082)

Investing activities
Purchases of property and equipment	(252)	(1,495)
Proceeds from disposal of property and equipment	618	—
Purchases of investments in marketable securities	(19,507)	—
Proceeds from maturities of investments in marketable securities	64,750	—
Proceeds from sale of investments in marketable securities	13,282	—
Option payment to Junshi Biosciences	—	(35,000)
Net cash provided by (used in) investing activities	58,891	(36,495)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	—	191,190
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	6,761	—
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,625	—
Proceeds from issuance of common stock upon exercise of stock options	117	552
Proceeds from purchase under the employee stock purchase plan	1,337	1,655
Taxes paid related to net share settlement of RSUs	(3,086)	(3,300)
Repayment of 2022 Convertible Notes and premiums	—	(109,000)
Repayment of 2025 Term Loan, premiums and exit fees	—	(81,750)
Other financing activities	(625)	(481)
Net cash provided by (used in) financing activities	58,129	(1,134)

Net increase (decrease) in cash, cash equivalents and restricted cash	9,373	(141,711)
Cash, cash equivalents and restricted cash at beginning of period	63,987	417,635
Cash, cash equivalents and restricted cash at end of period	$73,360	$275,924

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Coherus’ strategy is to build a leading immuno-oncology franchise funded with cash generated from net sales of its diversified portfolio of United States Food and Drug Administration (“FDA”)-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. On August 2, 2022, the FDA approved CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced in October 2022 in the United States. The Company launched YUSIMRY™ (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023.

The Company’s product pipeline comprises the following three product candidates: toripalimab, an anti-PD-1 antibody being developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”); CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; and one wholly-owned preclinical immuno-oncology program, CHS-1000, an antibody targeting ILT4. On January 9, 2023, the Company announced that it entered into a binding term sheet (the “Term Sheet”) with Klinge Biopharma GmbH (“Klinge Biopharma”) for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet plan to execute the definitive agreements contemplated by the Term Sheet (the “Definitive Agreements”) and complete the transaction later in 2023 once the Company has finished its due diligence review. On June 15, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Crimson Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Crimson Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and Surface Oncology, Inc., a Delaware corporation (“Surface”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into Surface (the “First Merger”), with Surface surviving such First Merger as a wholly owned subsidiary of the Company, and, as part of the same overall transaction, promptly after the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger (the “Surviving Entity”). The acquisition is expected to close in the third quarter of 2023.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2023	2022
Cash and cash equivalents	$63,547	$417,195
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$63,987	$417,635

	June 30,
At end of period:	2023	2022
Cash and cash equivalents	$72,920	$275,484
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$73,360	$275,924

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2023 and December 31, 2022.

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

2.        Revenue

The Company initiated sales of CIMERLI in October 2022. All net product revenue was in the United States, and the Company’s net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Products
UDENYCA	$31,729	$60,118	$57,908	$120,187
CIMERLI	26,728	—	32,902	—
Total net product revenue	58,457	60,118	90,810	120,187
Other	259	33	342	79
Total net revenue	$58,716	$60,151	$91,152	$120,266

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
McKesson Corporation	34%	36%	34%	37%
AmeriSource-Bergen Corporation	50%	46%	47%	45%
Cardinal Health, Inc.	14%	17%	17%	17%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Six Months Ended June 30, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	226,074	45,009	37,936	309,019
Prior period - increase (decrease)	(1,380)	1,059	3,830	3,509
Payments and customer credits issued	(217,014)	(27,332)	(34,118)	(278,464)
Balances at June 30, 2023	$50,357	$57,449	$26,761	$134,567

	Six Months Ended June 30, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	220,178	38,075	39,353	297,606
Prior period - increase (decrease)	(2,147)	(3,165)	(556)	(5,868)
Payments and customer credits issued	(216,130)	(44,816)	(44,402)	(305,348)
Balances at June 30, 2022	$31,566	$44,098	$20,449	$96,113

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,660	$—	$—	$45,660
Marketable debt securities:
U.S. government agency securities	12,806	—	—	12,806
U.S. treasury securities	35,553	—	—	35,553
Commercial paper and corporate notes	—	23,433	—	23,433
Currency contracts	—	8	—	8
Total	$94,019	$23,441	$—	$117,460
Financial Liabilities:
Currency contracts	$—	$90	$—	$90

	Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$55,060	$—	$—	$55,060
Marketable debt securities:
U.S. government agency securities	19,964	—	—	19,964
U.S. treasury securities	68,418	—	—	68,418
Commercial paper and corporate notes	—	48,203	—	48,203
Total	$143,442	$48,203	$—	$191,645

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	June 30, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$45,660	$—	$—	$45,660
U.S. government agency securities	12,815	—	(9)	12,806
U.S. treasury securities	35,564	6	(17)	35,553
Commercial paper and corporate notes	23,438	—	(5)	23,433
Total	$117,477	$6	$(31)	$117,452

	December 31, 2022
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$55,060	$—	$—	$55,060
U.S. government agency securities	19,929	35	—	19,964
U.S. treasury securities	68,431	8	(21)	68,418
Commercial paper and corporate notes	48,203	—	—	48,203
Total	$191,623	$43	$(21)	$191,645

The Company held 11 positions that were in unrealized loss positions as of June 30, 2023, and aggregated gross unrealized losses on available-for-sale debt securities were not material. No impairment was recognized in the three and six months ended June 30, 2023. As of June 30, 2023, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 9 months. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2023 and December 31, 2022, and is included in other prepaid and current assets.

There were no investments in marketable securities during the first six months of 2022; thus, no unrealized gain (loss) was recognized during the three and six months ended June 30, 2022.

4.       Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$12,874	$10,262
Work in process	97,945	86,712
Finished goods	17,016	18,077
Total	$127,835	$115,051

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

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $40.1 million and $23.7 million of such inventory as of June 30, 2023 and December 31, 2022, respectively. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	June 30,	December 31,
(in thousands)	2023	2022
Inventory	$63,989	$38,791
Inventory, non-current	63,846	76,260
Total	$127,835	$115,051

Prepaid manufacturing of $17.6 million as of June 30, 2023 includes prepayments of $13.9 million to contract manufacturing organizations (“CMOs”) for manufacturing services for our products, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $3.7 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $17.9 million as of December 31, 2022 included prepayments of $13.0 million to CMOs for manufacturing services of the Company’s products, which the Company will  be converting into inventory during 2023; and prepayments of $4.9 million to various CMOs for research and development pipeline programs.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$13,141	$12,944
Computer equipment and software	3,231	3,183
Furniture and fixtures	1,258	1,258
Leasehold improvements	6,234	6,198
Finance lease right of use assets	3,150	4,632
Construction in progress	407	696
Total property and equipment	27,421	28,911
Accumulated depreciation and amortization	(20,492)	(20,157)
Property and equipment, net	$6,929	$8,754

Depreciation and amortization expense related to property and equipment, net was $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the net book value of software implementation costs related to hosting arrangements was $3.5 million and $3.5 million, respectively, and the amortization expense was immaterial for all periods presented.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued commercial and research and development manufacturing	$10,338	$21,774
Accrued co-development costs payable to Junshi Biosciences	4,559	8,356
Accrued royalties	13,189	5,015
Accrued other	9,282	10,634
Lease liabilities, current	4,446	4,318
Total Accrued and other current liabilities	$41,814	$50,097

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

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Junshi Biosciences and the Company are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for toripalimab in the United States was reduced based on changes approved by the Company and Junshi Biosciences. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $3.0 million and $4.6 million for the three and six months ended June 30, 2023, respectively. Research and development expenses were $9.9 million for the three months ended June 30, 2022 and $60.0 million in the six months ended June 30, 2022, inclusive of the $35.0 million option fee incurred in the first quarter of 2022. In the condensed consolidated balance sheets as of June 30, 2023, the Company has classified $4.6 million in accrued and other current liabilities and $3.1 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

As of June 30, 2023, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments and option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved, option fee will be incurred or when royalties are due.

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

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The terms of the Bioeq License Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in the fourth quarter of 2022. This was recorded as an intangible asset and is being amortized over ten years. The Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. Royalties due to Bioeq were $11.1 million and $2.9 million as of June 30, 2023 and December 31, 2022, respectively. The remaining milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved.

Other

On January 9, 2023, the Company announced that it entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The parties to the Term Sheet plan to execute the Definitive Agreements contemplated by the Term Sheet and complete the transaction later in 2023 once the Company has finished its due diligence review. Under the Term Sheet, the Company will make a total upfront payment of approximately €30 million, comprised of cash and the Company’s common stock, thirty days after the execution of the Definitive Agreements. The Company has also agreed to make other regulatory and launch milestone payments and to make royalty payments based on approximately equal sharing of profits from the sale of FYB203 in consideration for the commercialization rights to FYB203 in the United States.

The material terms of the transaction with Klinge Biopharma will be set forth in the Definitive Agreements, which will be included in a subsequent filing by the Company when such Definitive Agreements are executed.

7.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At June 30, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,037)	$245,963	$245,963	Level 2*
2026 Convertible Notes	$230,000	$(3,772)	$226,228	$136,022	Level 2**

	At December 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,517)	$245,483	$245,483	Level 2*
2026 Convertible Notes	$230,000	$(4,425)	$225,575	$157,205	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR starting April 1, 2023 plus fixed percentages. Through March 31, 2023, the variable component was based on the three-month LIBOR. Therefore, the Company believes the carrying amount of these obligations approximates fair value.
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

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrued interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and starting April 1, 2023, accrue interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the second quarter of 2023 was 13.40%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

As of June 30, 2023, the Company was in full compliance with these covenants, other than the requirement in Section 6.15(a) that the trailing twelve-month net sales for the fiscal quarter ended June 30, 2023 not be less than $200.0 million for which the Company obtained a valid waiver, and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. The associated debt discounts and issuance costs of unfunded tranches were deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of June 30, 2023, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $4.0 million will be amortized using the effective interest rate over the remaining term of 3.5 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Contractual interest	$8,469	$4,702	$16,614	$6,912
Amortization of debt discount and debt issuance costs	243	659	575	3,500
Total interest expense	$8,712	$5,361	$17,189	$10,412

Assuming the second quarter of 2023 interest rate of 13.40%, future payments on the 2027 Term Loans as of June 30, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$17,124
2024 - interest only	34,063
2025 - interest only	33,970
2026 - principal and interest	223,713
2027 - principal and interest	50,093
Total minimum payments	358,963
Less amount representing interest	(108,963)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs	(4,037)
Net carrying amount of 2027 Term Loans	$245,963

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

As of June 30, 2023, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

If the 2026 Convertible Notes were converted on June 30, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $51.0 million based on the Company’s closing stock price of $4.27 as of June 30, 2023.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Stated coupon interest	$862	$862	$1,725	$1,725
Amortization of debt discount and debt issuance costs	327	321	653	640
Total interest expense	$1,189	$1,183	$2,378	$2,365

The remaining unamortized debt discount and debt offering costs related to the 2026 Convertible Notes of $3.8 million as of June 30, 2023 will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of June 30, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$1,725
2024 - interest only	3,450
2025 - interest only	3,450
2026	231,725
Total minimum payments	240,350
Less amount representing interest	(10,350)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(3,772)
Net carrying amount of 2026 Convertible Notes	$226,228

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes due 2022. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company, bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears and matured on March 31, 2022. In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest. For the six months ended June 30, 2022, interest expense on the 2022 Convertible Notes was $2.6 million, which included $2.1 million of stated coupon interest and $0.5 million amortization of debt discount and debt issuance costs.

2025 Term Loan

On January 7, 2019, the Company entered into a credit agreement with affiliates of Healthcare Royalty Partners. The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”).

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the six months ended June 30, 2022. For the six months ended June 30, 2022, interest expense on the 2025 Term Loan was $0.2 million which represented stated coupon interest.

8.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of June 30, 2023, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2023*	$28,604
2024	47,952
2025	11,050
2026	839
Total obligations	$88,445

*	Reflects a reduction compared to December 31, 2022 resulting from a contract change to lower the number of UDENYCA batches to be produced at a specific CMO.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company had an accrual of $6.4 million and $4.7 million, respectively, related to such matters that was included in accrued rebates, fees and reserves in the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company’s accrual as of June 30, 2023 represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

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

The Company's derivatives have settlement dates through September 30, 2023. The following table summarizes the derivative fair value:

		June 30, 2023
(in thousands)	Balance Sheet Classification	Notional	Fair Value
Derivative assets	Other prepaids and current assets	$2,550	$8
Derivative liabilities	Accrued and other current liabilities	$3,600	$90

The pre-tax gain (loss) of foreign currency contracts not designated as hedging instruments were recorded on the condensed consolidated statements of operations as follows:

		Three Months Ended	Six Months Ended
(in thousands)	Statement of Operations Classification	June 30, 2023	June 30, 2023
Currency contracts	Other income (expense), net	$41	$(82)

10.       Stockholders’ Deficit

Public Offering

On May 16, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company issued and sold an aggregate of 11,764,706 shares (the “Firm Shares”) of its common stock, par value $0.0001 per share, to the Underwriters (the “Public Offering”). Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,764,705 shares of common stock (the “Option Shares,” and together with the Firm Shares, the “Shares”), which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $3.995 per share.

The Offering was made pursuant to a prospectus supplement and related prospectus filed with the SEC pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective on November 17, 2022 (the “Registration Statement”) under which the Company may offer and sell up to $150.0 million in the aggregate of its common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings.

On May 18, 2023, the Company completed the sale and issuance of an aggregate of 13,529,411 Shares, including the exercise in full of the Underwriters’ option to purchase the Option Shares. The Company received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.

ATM Offering

On November 8, 2022, the Company filed the Registration Statement. Also on November 8, 2022, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock through or to Cowen as the Company’s sales agent or principal in an at-the-market offering (“ATM Offering”).

On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, the Company reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with Cowen by $86.25 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.75 million.

There were no shares sold under the ATM Offering during the three months ended June 30, 2023. The following table summarizes information regarding settlements under the ATM Offering for the six months ended June 30, 2023:

Six Months Ended
(in thousands, except share and per share data)	June 30, 2023
Number of common stock shares sold during the period	1,131,450
Weighted-average price per share	$6.54
Gross proceeds	$7,401
Less commissions and fees	(185)
Net proceeds after commissions and fees	$7,216

As of June 30, 2023, the Company had approximately $49.7 million of its common stock remaining available for sales under the ATM Offering.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold (1)	$236	$216	$361	$371
Research and development	3,370	4,576	8,831	9,534
Selling, general and administrative	6,471	9,058	13,167	16,824
Stock-based compensation expense	$10,077	$13,850	$22,359	$26,729

Stock-based compensation expense capitalized into inventory	$193	$301	$324	$614

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

The stock-based compensation for the six months ended June 30, 2023 includes restructuring charges described in Note 13 of $1.1 million in research and development expense and a net forfeiture credit of $0.1 million in selling, general and administrative expense. For the three months ended June 30, 2023, the restructuring charges included in stock-based compensation were insignificant.

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options, including shares subject to ESPP	23,311,075	22,195,040	23,713,858	22,133,745
Restricted stock units	2,339,814	2,420,078	2,462,311	2,449,703
Shares issuable upon conversion of 2022 Convertible Notes	—	—	—	2,175,142
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152	11,942,152
Total	37,593,041	36,557,270	38,118,321	38,700,742

13.      Restructuring Charges

On March 3, 2023, the Company committed to a plan to reduce its workforce to focus resources on strategic priorities including the commercialization of its diversified product portfolio and development of innovative immuno-oncology product candidates. The reduction in force impacted approximately 50 full-time and part-time employees, effective March 10, 2023 for most of these employees. In the first quarter of 2023, non-recurring restructuring charges associated with the reduction in force consisted of $3.9 million in cash expenses related to personnel expenses such as salaries, severance payments and other benefits; and $1.5 million in non-cash stock-based compensation related to acceleration of vesting and extension of the stock option exercise windows for two impacted executives; partially offset by $0.5 million in non-cash stock-based compensation forfeiture credits. Restructuring charges in the second quarter of 2023 were insignificant, and the reduction in force was completed as of June 30, 2023.

For the six months ended June 30, 2023, the condensed consolidated statement of operations includes $3.6 million in research and development expense and $1.3 million in selling, general and administrative expense related to the reduction in force.

14.      Surface Acquisition

On June 15, 2023, the Company entered into the Merger Agreement by and among the Company, Merger Sub I, Merger Sub II, and Surface. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into Surface, with Surface surviving such First Merger as a direct, wholly owned subsidiary of the Company, and, as part of the same overall transaction, promptly after the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger. Pursuant to the Merger Agreement, at the effective time of the First Merger (the “Effective Time”), each share of common stock, $0.0001 par value per share, of Surface (the “Surface Common Stock”) issued and outstanding immediately prior to the Effective Time (other than treasury shares, any shares of Surface Common Stock held directly or indirectly by the Company or the Merger Subs and shares of Surface Common Stock held by any holder who properly demands appraisal for such shares) will be converted automatically into the right to receive, without interest:

●	a number of shares of common stock, par value $0.0001 per share, of the Company (the “Company Common Stock”) equal to the exchange ratio (the “Exchange Ratio”) determined by dividing (x) the quotient obtained by dividing (1) $40.0 million plus Surface’s net cash as of the closing of the First Merger (the “Closing”), as calculated in accordance with the Merger Agreement, by (2) $5.2831 (the volume weighted average trading price per share of Company Common Stock for the five trading days through and including June 15, 2023) (the “Company Stock Price”), by (y) the total number of shares of Surface Common Stock issued and outstanding immediately prior to the Effective Time, on a fully-diluted and as-converted basis as determined in accordance with the Merger Agreement (collectively, the “Upfront Consideration”), and, if applicable, cash in lieu of fractional shares (without interest and less any applicable withholding taxes); and
●	one contingent value right (a “CVR”) representing the right to receive the CVR Payment Amount (as defined below), as provided for in the CVR Agreement (as defined below) (together, with the Upfront Consideration, the “Merger Consideration”).

Under certain circumstances further described in the Merger Agreement, the Exchange Ratio may be adjusted upward or downward based on the level of Surface’s net cash at the Closing and certain other adjustments, as determined in accordance with the Merger Agreement.

As summarized above, a portion of the Merger Consideration comprises CVRs. At or prior to the Effective Time, the Company and Computershare Inc., a Delaware corporation, and its affiliate Computershare Trust Company, N.A., a federally chartered trust company (collectively, the “Rights Agent”), will enter into a Contingent Value Rights Agreement (the “CVR Agreement”), a form of which is attached as an exhibit to the Merger Agreement, governing the terms of each CVR. Each CVR entitles the holder thereof to receive contingent payments equal to (i) the dollar amount of the Net CVR

Payments (as defined below) received during the 10-year period following the execution of the CVR Agreement (the “CVR Term”) divided by (ii) the total number of outstanding CVRs (the “CVR Payment Amount”).

For each fiscal quarter during the CVR Term (each, a “CVR Payment Period”), the “Net CVR Payments” shall equal the sum of the following, less any permitted deductions (as set forth in the CVR Agreement).

●	70% of all milestone- and royalty-based payments actually received by the Company, the Surviving Entity or their affiliates from GlaxoSmithKline Intellectual Property (No. 4) Limited (“GSK”) under the License Agreement, dated December 16, 2020, between Surface and GSK (the “Surface GSK Agreement”);
●	70% of all milestone- and royalty-based payments actually received by the Company, the Surviving Entity or their affiliates from Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) under the Collaboration Agreement, dated January 9, 2016, between Surface and Novartis Institutes (the “Surface Novartis Agreement”);
●	25% of any upfront payment actually received by the Company, the Surviving Entity or their affiliates under an agreement entered into by the Company, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for Surface’s SRF114 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by the Company, the Surviving Entity or their affiliates after the Closing for the development of SRF114 (as determined and calculated in accordance with the CVR Agreement); and
●	50% of any upfront payment actually received by the Company, the Surviving Entity or their affiliates under an agreement entered into by the Company, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for Surface’s SRF388 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by the Company, the Surviving Entity or their affiliates after the Closing for the development of SRF388 (as determined and calculated in accordance with the CVR Agreement).

The Mergers are expected to close in the third quarter of 2023. The Company expensed approximately $1.9 million of acquisition-related costs during the three months ended June 30, 2023.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our strategy is to build a leading immuno-oncology franchise funded with cash generated from net sales of our diversified portfolio of FDA-approved therapeutics.

Our commercial portfolio includes three FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. The FDA review of the PAS for our third pegfilgrastim presentation, the UDENYCA® on-body injector (“OBI”), is ongoing, and we plan to launch the UDENYCA OBI commercially pending potential approval, which we expect to receive later this year. Our second product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. We launched CIMERLI commercially in the United States in October 2022. We launched YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023.

In addition to three FDA-approved biosimilar products, we also have a BLA submitted under Section 351(a) of the Public Health Service Act (“original BLA”) under review by the FDA for toripalimab. The original BLA for toripalimab is seeking approval for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. The FDA completed manufacturing facility inspections in May 2023 and has scheduled the inspection of clinical sites (biomedical research monitoring inspections) in the third quarter of 2023. We anticipate a potential approval decision on the original BLA for toripalimab in the United States in the third quarter of 2023. If approved, toripalimab would be launched using our existing oncology commercial infrastructure.

We have built an experienced and robust oncology sales, market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA and CIMERLI and the recent commercial launch of YUSIMRY. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise, continue to grow our ophthalmology product portfolio and launch the commercialization of other biosimilar products.

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

Business Update

Surface Acquisition

On June 15, 2023, we entered into the Merger Agreement with each of the Merger Subs and Surface. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into Surface, with Surface surviving such First Merger as a direct, wholly owned subsidiary of us, and, as part of the same overall transaction, promptly after the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger as the Surviving Entity. Pursuant to the Merger Agreement, at the Effective Time, each share of Surface Common Stock issued and outstanding immediately prior to the Effective Time (other than treasury shares, any shares of Surface Common Stock held directly by us or the Merger Subs and shares of Surface Common Stock held by any holder who properly demands appraisal for such shares) will be converted automatically into the right to receive without interest:

•

a number of shares of Company Common Stock equal to the Exchange Ratio determined by dividing (x) the quotient obtained by dividing (1) $40.0 million plus Surface’s net cash as of the Closing, as calculated in accordance with the Merger Agreement, by (2) $5.2831 (the volume weighted average trading price per share of Company Common Stock for the five trading days through and including June 15, 2023), by (y) the total number of shares of Surface Common Stock issued and outstanding immediately prior to the Effective Time, on a fully-diluted and as-converted basis as determined in accordance with the Merger Agreement, and, if applicable, cash in lieu of fractional shares (without interest and less any applicable withholding taxes); and

•	one CVR representing the right to receive the CVR Payment Amount, as provided for in the CVR Agreement.

Under certain circumstances further described in the Merger Agreement, the Exchange Ratio may be adjusted upward or downward based on the level of Surface’s net cash at the Closing and certain other adjustments, as determined in accordance with the Merger Agreement.

As summarized above, a portion of the Merger Consideration comprises CVRs. At or prior to the Effective Time, we and the Rights Agent will enter into the CVR Agreement, a form of which is attached as an exhibit to the Merger Agreement, governing the terms of each CVR. Each CVR entitles the holder thereof to receive contingent payments equal to (i) the dollar amount of the Net CVR Payments (as defined below) received during the CVR Term divided by (ii) the total number of outstanding CVRs.

For each CVR Payment Period, the “Net CVR Payments” shall equal the sum of the following, less any permitted deductions (as set forth in the CVR Agreement).

•	70% of all milestone- and royalty-based payments actually received by us, the Surviving Entity or their affiliates from GSK under the Surface GSK Agreement;
•	70% of all milestone- and royalty-based payments actually received by us, the Surviving Entity or their affiliates from Novartis Institutes under the Surface Novartis Agreement;
•

25% of any upfront payment actually received by us, the Surviving Entity or their affiliates under an agreement entered into by us, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for Surface’s SRF114 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by us, the Surviving Entity or their affiliates after the Closing for the development of SRF114 (as determined and calculated in accordance with the CVR Agreement); and

•

50% of any upfront payment actually received by us, the Surviving Entity or their affiliates under an agreement entered into by us, the Surviving Entity or their affiliates after the Closing granting a third party development, manufacture or commercialization rights for Surface’s SRF388 proprietary drug product candidate in any market outside of the United States, less development costs and expenses incurred by us, the Surviving Entity or their affiliates after the Closing for the development of SRF388 (as determined and calculated in accordance with the CVR Agreement).

The Mergers are expected to close in the third quarter of 2023. We expensed approximately $1.9 million of acquisition-related costs during the three months ended June 30, 2023.

Other Updates

In June 2023, we donated approximately 36,000 units of UDENYCA in the pre-filled syringe (“PFS”) presentation to the nonprofit organization Direct Relief to benefit cancer patients in low- and middle-income countries requiring increased access for vulnerable patients. The carrying value of this inventory was written down to zero in the third quarter of 2022, thus there was no charge associated with the donation.

The FDA approved the prior approval supplement for an AI presentation of UDENYCA on March 3, 2023. On May 22, 2023, we announced the availability of UDENYCA AI for commercial sale.

On May 16, 2023, we entered into the Underwriting Agreement with the Underwriters, pursuant to which we issued and sold an aggregate of 11,764,706 Firm Shares to the Underwriters. Additionally, under the terms of the Underwriting Agreement, we granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,764,705 Option Shares, which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $3.995 per share.

On May 18, 2023, we completed the sale and issuance of an aggregate of 13,529,411 Shares in the Public Offering, including the exercise in full of the Underwriters’ option to purchase the Option Shares. We received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with Cowen by $86.25 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.75 million. No shares were sold pursuant to the ATM Offering during the three months ended June 30, 2023.

On March 3, 2023, we committed to a plan to reduce our workforce to focus resources on strategic priorities including the commercialization of our diversified product portfolio and development of innovative immuno-oncology product candidates. The reduction in force impacted approximately 50 full-time and part-time employees, effective March 10, 2023 for most of these employees. In the first quarter of 2023, non-recurring restructuring charges associated with the reduction in force consisted of $3.9 million in cash expenses related to personnel expenses such as salaries, severance payments and other benefits; and $1.5 million in non-cash stock-based compensation related to acceleration of vesting and extension of the stock option exercise windows for two impacted executives; partially offset by $0.5 million in non-cash stock-based compensation forfeiture credits. Restructuring charges in the second quarter of 2023 were immaterial, and the reduction in force was completed as of June 30, 2023.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. The FDA review of the PAS for our third pegfilgrastim presentation, UDENYCA OBI, is ongoing, and we plan to launch UDENYCA OBI commercially pending potential approval later this year.
●	Toripalimab is being developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells.

The original BLA is under review by the FDA for toripalimab. The original BLA for toripalimab is for the use of toripalimab in combination with gemcitabine and cisplatin for first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for use as a monotherapy in the second- or later-line treatment of patients with recurrent unresectable or metastatic NPC that have progressed on or after a platinum-containing chemotherapy. Currently, there are no FDA approved treatments for patients with NPC and we estimate that in the United States, there are currently approximately 2,000 patients annually with relapsed / metastatic NPC eligible for drug treatment across all lines of therapy. The FDA completed manufacturing facility inspections in May 2023 and has scheduled the inspection of clinical sites (biomedical research monitoring inspections) in the third quarter of 2023. We anticipate a potential FDA decision on the original BLA for toripalimab in the United States in the third quarter of 2023. If approved, toripalimab would be launched using our existing oncology commercial infrastructure.

The FDA has granted Breakthrough Therapy designation to toripalimab for the treatment of patients with recurrent or metastatic NPC with disease progression on or after platinum-containing chemotherapy and for toripalimab in combination with chemotherapy (gemcitabine and cisplatin) for the first-line treatment of recurrent or metastatic NPC.

●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT that we are developing in collaboration with Junshi Biosciences. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway may be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy in some tumor types. In preclinical studies the combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, and thus we hypothesize that combination treatment in cancer patients may overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor toripalimab in patients with advanced solid tumors is ongoing in China. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of toripalimab in combination with CHS-006 (clinicaltrials.gov identifier# NCT05757492).

●	We are pursuing an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable tumor microenvironment (“TME”) to a more favorable TME. We plan to submit an investigational new drug application (“IND”) to the FDA in 2023 for CHS-1000.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023. The list price of YUSIMRY at launch represented an approximately 85% discount to the list price of Humira. YUSIMRY is now available for sale nationwide through retail, mail order, and specialty pharmacy channels.

Ophthalmology

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into the Bioeq License Agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and PFS presentation. Under the Bioeq License Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

On August 2, 2022, the FDA approved CIMERLI as a biosimilar product interchangeable with Lucentis for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. The FDA also granted CIMERLI 12 months of first interchangeable exclusivity. In October 2022, we launched CIMERLI commercially in the United States in both 0.3 mg and 0.5 mg dosage forms.

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

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We and Junshi Biosciences are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of toripalimab and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for toripalimab in the United States has been reduced based on changes approved by us and Junshi Biosciences. Additionally, we are responsible for certain associated regulatory and technology transfer costs for toripalimab and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of

June 30, 2023, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

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

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in October 2022. Our total net revenues were $58.7 million and $60.2 million during the three months ended June 30, 2023 and 2022, respectively, and $91.2 and $120.3 million during the six months ended June 30, 2023 and 2022, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, and royalties on certain products. On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then. Additionally, we share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range, and pursuant to the Genentech Agreement we incur a royalty that is a low single-digit percentage of net sales of CIMERLI that must be paid through the end of 2023.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, and costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA, CIMERLI, YUSIMRY and our product candidate, toripalimab. Personnel costs consist of salaries, benefits and stock-based compensation.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net revenue	$58,716	$60,151	$(1,435)	$91,152	$120,266	$(29,114)

The decreases in net revenue for the three and six months ended June 30, 2023 compared to the same periods in the prior year were primarily due to a reduction in the number of UDENYCA units sold and a decline in the average net selling price per unit resulting from competition and reduced market access. In the six months ended June 30, 2023, net revenue was also reduced by a $1.7 million charge for a contingent liability related to resolving a dispute regarding certain sales of UDENYCA from October 2020 through December 2021. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home. These negative factors were partially offset by our CIMERLI launch in October 2022, which contributed $26.7 and $32.9 million of net revenue in the three and six months ended June 30, 2023, respectively.

We expect our net revenue in 2023 to be higher than in 2022, as a result of the continued growth in sales of CIMERLI following its launch in October 2022, the launch of UDENYCA AI in May 2023, YUSIMRY’s launch in July 2023, and the planned launches of toripalimab and of the UDENYCA OBI in the second half of 2023, pending FDA approval.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Cost of goods sold	$24,848	$11,277	$13,571	$41,722	$20,647	$21,075
Gross margin	58%	81%		54%	83%

The increase in cost of goods sold for the three months ended June 30, 2023 compared to the same period in the prior year was primarily due to a $10.2 million increase in royalty costs driven by CIMERLI sales and the mix of products sold. The increase in cost of goods sold for the six months ended June 30, 2023 compared to the same period in the prior year was primarily due to a $11.1 million increase in royalty costs driven by CIMERLI sales, $3.0 million in contract modification fees with one of our manufacturers for reducing the number of UDENYCA batches to be produced, and $2.3 million in write-offs, net of recoveries for inventory that was damaged during processing. In addition, gross margins were unfavorably impacted due to product mix resulting from increased volumes of CIMERLI sold following the product specific Q-Code implementation in April 2023 and the launch of UDENYCA AI in May 2023.

We expect our gross margin for the remainder of 2023 to continue to decline and for the full year 2023 to be lower than the full year 2022 primarily due to royalties incurred on CIMERLI sales, sales of YUSIMRY in a very competitive market, and continued declines in net realized prices of UDENYCA due to market pressures.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$23,267	$41,611	$(18,344)	$57,421	$124,528	$(67,107)

The decrease in research and development expense in the three months ended June 30, 2023 was primarily due to the following:

●	a decrease of $6.0 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023;
●	a decrease of $5.4 million in YUSIMRY costs primarily due to certain manufacturing costs for YUSIMRY being capitalized since mid-2022, as well as completion of key studies in the second half of 2022;
●	a decrease of $4.4 million in costs to develop additional presentations of UDENYCA; and
●	a decrease of $3.2 million in personnel and stock-based compensation expense primarily due to fewer employees.

The decrease was partially offset by an increase of $1.2 million for development of CHS-1000, an antibody targeting human ILT4.

The decrease in research and development expense in the six months ended June 30, 2023 was primarily due to the following:

●	the first quarter of 2022 including an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $18.7 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023;
●	a decrease of $8.2 million in YUSIMRY costs primarily due to certain manufacturing costs for YUSIMRY being capitalized since mid-2022, as well as completion of key studies in the second half of 2022; and
●	a decrease of $5.4 million in costs to develop additional presentations of UDENYCA.

The decrease was partially offset by an increase of $1.9 million for development of CHS-1000, an antibody targeting human ILT4.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our research and development expense for the full year 2023 to be lower than the full year 2022 due to the reduced scope of the development plan for toripalimab in the United States based on changes approved by us and Junshi Biosciences.

Selling, General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$45,144	$51,276	$(6,132)	$94,297	$100,029	$(5,732)

The decrease in selling, general and administrative expense in the three months ended June 30, 2023 was primarily due to a lower average headcount, including reductions of $4.2 million in employee and consultant costs and $2.6 million in stock-based compensation.

The decrease in selling, general and administrative expense in the six months ended June 30, 2023 was primarily due to a lower average headcount, including reductions of $3.7 million in stock-based compensation and $3.3 million in employee and consultant costs. These decreases are partially offset by an increase of $1.3 million in travel-related costs.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for the full year 2023 to be lower than the full year 2022 primarily as a result of decreased commercial costs and our reduction in force that occurred in the first quarter of 2023.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$9,943	$6,580	$3,363	$19,655	$15,549	$4,106

The increase in interest expense in the three months ended June 30, 2023 was primarily due to a higher outstanding debt balance and higher average interest rate.

The increase in interest expense in the six months ended June 30, 2023 was primarily due to a higher average outstanding debt balance and higher average interest rate. This was partially offset by $3.1 million of interest expense in the first half of 2022 related to the 2027 Term Loans discount and debt issuance costs that were allocated to unfunded tranches and subsequently amortized over the respective commitment periods for tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Our 2027 Term Loans have a variable interest rate component that resets at the beginning of every quarter, and the total interest rate ranged from 9.25% in the first quarter of 2022 to 12.00% in the fourth quarter of 2022. The interest rate on the 2027 Term Loans increased to 13.40% for the second quarter of 2023 and will be 13.76% for the third quarter of 2023. As a result of the higher interest rate and higher average outstanding debt balance, we expect interest expense to be higher for the full year 2023 compared to the full year 2022.

Loss on Debt Extinguishment

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Loss on debt extinguishment	$—	$6,222	$(6,222)

The $6.2 million loss on debt extinguishment recorded in the first half of 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Other income (expense), net	$1,617	$443	$1,174	$3,345	$475	$2,870

Other income (expense), net changed favorably in the three and six months ended June 30, 2023 compared to the same periods in the prior year primarily due to interest income and non-cash accretion of discount on our marketable securities held during the three and six months ended June 30, 2023 compared to not holding investments in marketable securities during the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Financial assets
Total Cash, cash equivalents and marketable securities	$144,712	$191,681

Debt obligations:
2027 Term Loans	$245,963	$245,483
2026 Convertible Notes	226,228	225,575
Total debt obligations	$472,191	$471,058

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2021, 2022 and the three and six months ended June 30, 2023. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of our products.

On May 16, 2023, we entered into the Underwriting Agreement with the Underwriters, pursuant to which we sold an aggregate of 11,764,706 Firm Shares to the Underwriters. Additionally, under the terms of the Underwriting Agreement, we granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,764,705 Option Shares, which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $3.995 per share.

On May 18, 2023, we completed the sale and issuance of an aggregate of 13,529,411 Shares in the Public Offering, including the exercise in full of the Underwriters’ option to purchase the Option Shares. We received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us.

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with Cowen by $86.25 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.75 million. No shares were sold pursuant to the ATM Offering during the three months ended June 30, 2023. For the ATM Offering program to date as of June 30, 2023, we sold 2,048,334 shares of common stock at a weighted-average price per share of $6.88 for gross proceeds of $14.1 million and received net proceeds of $13.7 million, net of $0.4 million of commissions and fees. During the six months ended June 30, 2023, we sold 1,131,450 shares of common stock at a weighted-average price per share of $6.54 for gross proceeds of $7.4 million pursuant to the ATM Offering and received net proceeds of $7.2 million, net of $0.2 million of commissions and fees. As of June 30, 2023, we had approximately $49.7 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of June 30, 2023, we had an accumulated deficit of $1.5 billion and cash, cash equivalents, and marketable securities of $144.7 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales, ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

As of June 30, 2023, we were in full compliance with these covenants, other than the requirement in Section 6.15(a) that our trailing twelve-month net sales for the fiscal quarter ended June 30, 2023 not be less than $200.0 million for which we obtained a valid waiver, and there were no events of default under the 2027 Term Loans.

2026 Convertible Notes

As of June 30, 2023, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $226.2 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on June 30, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $51.0 million based on our closing stock price of $4.27.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of June 30, 2023, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of June 30, 2023:

Counterparty	Description	Potential Aggregate Milestone Amount (1)
Junshi Biosciences	Toripalimab	$380.0 million (2)
	CHS-006 anti-TIGIT antibody	$255.0 million (3)
Bioeq	CIMERLI	€5.0 million (4)
ProBioGen	YUSIMRY	€1.0 million (5)

(1)	Excludes the potential aggregate upfront and milestone amounts for the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203. The parties to the Term Sheet expect to execute the Definitive Agreements and complete the transaction later in 2023 once we have finished our due diligence review.
(2)	The FDA issued a CRL for the original BLA we had submitted for toripalimab requesting a quality process change that we and Junshi Biosciences believe is readily addressable. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The BLA for toripalimab remains under review, the inspections for the manufacturing facility (pre-approval inspection) are complete and clinical sites (biomedical research monitoring inspections) are scheduled in the third quarter of 2023. If such regulatory approval is achieved, we will be required to pay Junshi Biosciences a milestone payment of $25.0 million.
(3)	Upon initiation of the first qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(4)	Relates to a milestone contingent upon the launch readiness of a PFS product, if achieved during 2023.
(5)	Relates to a milestone payable upon the first commercial sale of YUSIMRY, which occurred in July 2023.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of June 30, 2023 were $88.4 million, as outlined in Note 8. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the six months ended June 30, 2023, as compared to the discussion in the 2022 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(107,647)	$(104,082)
Net cash provided by (used in) investing activities	58,891	(36,495)
Net cash provided by (used in) financing activities	58,129	(1,134)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,373	$(141,711)

Net cash used in operating activities

Cash used in operating activities of $107.6 million for the six months ended June 30, 2023 was primarily due to the net loss of $118.6 million adjusted for non-cash items including stock-based compensation expense of $22.4 million and other non-cash adjustments of $4.2 million, partially offset by the changes in our operating assets and liabilities of $15.6 million. Accounts receivable, net as of June 30, 2023 included invoices totaling $20.1 million with due dates falling after the second quarter of 2023 due to extended payment terms offered to certain customers with the majority related to the launch of CIMERLI.

Cash used in operating activities of $104.1 million for the six months ended June 30, 2022 was primarily due to the net loss of $146.2 million adjusted for the classification of the cash option payment to Junshi Biosciences of $35.0 million to investing activities, non-cash items including stock-based compensation expense of $26.7 million, loss on debt extinguishment of $6.2 million and other non-cash adjustments of $7.5 million, partially offset by the changes in our operating assets and liabilities of $33.3 million.

Net cash provided by (used in) investing activities

Cash provided by investing activities of $58.9 million for the six months ended June 30, 2023 was primarily due to proceeds from maturities of investments in marketable securities of $64.8 million and proceeds from sale of investments in marketable securities of $13.3 million, partially offset by purchases of investments in marketable securities of $19.5 million.

Cash used in investing activities of $36.5 million for the six months ended June 30, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences and purchases of property and equipment of $1.5 million.

Net cash provided by (used in) financing activities

Cash provided by financing activities of $58.1 million for the six months ended June 30, 2023 was primarily due to proceeds of $53.6 million from the Public Offering, net of issuance costs, $6.8 million proceeds from the ATM Offering, net of issuance costs, and $1.3 million proceeds from purchase under the 2014 Employee Stock Purchase Plan (“ESPP”). These were partially offset by $3.1 million in tax payments related to net share settlement of RSUs.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2023, as compared to the critical accounting estimates described in our 2022 Form 10-K. We believe that the critical accounting estimates discussed in the 2022 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $144.7 million, primarily invested in U.S. treasuries and government agency securities, commercial paper, corporate bonds and money market funds. Our primary exposure to market risk is interest rate sensitivity. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

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

We are exposed to interest rate risk with respect to variable rate debt. As of June 30, 2023, we had $250.0 million principal outstanding on our 2027 Term Loans that starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended June 30, 2023 was 13.40%, and the interest rate during the third quarter of 2023 will be 13.76%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of June 30, 2023.

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

Substantially all of our sales are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we make purchases of CIMERLI inventory from and pay royalties to our partner Bioeq that are denominated in Euros. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our condensed consolidated statements of operations. For information on our economic hedges of foreign currency exchange rate risk, see Note 9. Derivatives in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only three products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.
●	We may be unable to complete the acquisition of Surface or realize the anticipated benefits of the acquisition of Surface.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed and diminished, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to toripalimab and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.

●	Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Toripalimab, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of toripalimab, CHS-006 and any other immuno-oncology products, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only three products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.

With the exception of generating net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2022, including net losses of $291.8 million and $287.1 million in 2022 and 2021, respectively. We also incurred a net loss of $118.6 million in the six months ended June 30, 2023. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2023, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For YUSIMRY and CIMERLI, which are approved and recently launched, and if we obtain regulatory approval to market any other biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

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

As of June 30, 2023, our cash, cash equivalents and investments were $144.7 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	our ability to successfully integrate the business of Surface upon consummation of the Surface acquisition;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our long-term debt; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales in the Public Offering or sales from time to time through our ATM Offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the Loan Agreement we entered into in January 2022 with the Collateral Agent and the Lenders that provides for a senior secured term loan facility of up to $300.0 million, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement, the First Amendment to Loan Agreement and the Second Amendment and Waiver to Loan Agreement filed as exhibits to our public filings. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

We may not be able to complete the acquisition of Surface and we may fail to realize the anticipated benefits of the acquisition of Surface.

On June 15, 2023, we entered into the Merger Agreement with each of the Merger Subs and Surface. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub I will merge with and into Surface, with Surface surviving such First Merger as a direct, wholly owned subsidiary of us, and, as part of the same overall transaction, promptly after the First Merger, the surviving corporation of the First Merger will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger as the Surviving Entity. Our ability to complete the acquisition of Surface depends on numerous factors, some of which are out of our control, such as the level of Surface’s net cash at Closing or any delays achieving the closing conditions required for Closing. If we do not complete the acquisition of Surface, we will still have significant pre-acquisition expenses to pay and we may not receive a termination fee to offset those expenses.

The success of the acquisition of Surface will depend on, among other things: (i) Surface’s net cash being no less than $19.6 million as of the date of determination; (ii) the adoption of the Merger Agreement by holders of at least a majority of Surface Common Stock outstanding; (iii) our registration statement on Form S-4 filed in connection with the Mergers having become effective and not subject to any stop order, and the shares of Company Common Stock issuable in the Mergers having been approved for listing on Nasdaq; (iv) execution of the CVR Agreement by us and the Rights Agent; and (v) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Mergers and the absence of any material adverse effect for Surface or us. The parties have also made certain representations, warranties and covenants in the Merger Agreement, including covenants to conduct their respective businesses in the ordinary course in all material respects between the signing of the Merger Agreement and the closing of the Mergers, prohibiting the parties from engaging in certain kinds of activities during such period without the consent of the other party and the use of commercially reasonable efforts to cause the conditions of the Mergers to be satisfied. We cannot guarantee that these conditions will be satisfied in a manner that will allow us to close the acquisition within the expected timeframe or at all. Other factors outside of our control, such as a governmental entity enacting legislation that prohibits the Mergers, could cause us not to consummate the Mergers within the expected timeframe or at all. Lawsuits or other legal proceedings brought in connection with the acquisition could also delay or prevent the closing of the transaction and may cause us to incur additional costs and divert management’s attention from the acquisition process and our core business operations. If we are unable to complete the acquisition within the expected timeframe or at all, our business, financial condition and results of operations would be negatively impacted.

Our share price may also fluctuate significantly based on announcements by Surface, other third parties or us regarding the Mergers or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Mergers. Such announcements may lead to perceptions in the market that the Mergers may not be completed, which could cause our share price to fluctuate or decline.

Moreover, even if the acquisition of Surface closes in the expected timeframe, our future success will depend, in part, upon our ability to manage our expanded business, including challenges related to the management and monitoring of new operations and products and associated increased costs and complexity associated with the acquisition of Surface. It is possible that the integration of Surface’s business could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of Surface; or inconsistencies in standards, controls, procedures or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies may also divert management’s attention from our core business and other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition of Surface. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. In particular, the acquisition may not be accretive to our stock value in the near or long term. In addition, the consummation of the acquisition of Surface may impact the market price for shares of our common stock, which could result in substantial losses for our stockholders.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations and CIMERLI;
●	our ability to successfully commercialize YUSIMRY in a very competitive adalimumab market;
●	competing against numerous current and future pegfilgrastim, ranibizumab and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA, CIMERLI and YUSIMRY, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if they are put in place again in regions such as China, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including in China where we partner with Junshi Biosciences for toripalimab, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, in the CRL we received from the FDA for toripalimab, the FDA indicated that the review period for the resubmission of the original BLA for toripalimab would be impacted by travel restrictions and closures occurring in China as a result of the COVID-19 pandemic. The FDA completed the manufacturing facility inspections in May 2023 and has scheduled the inspection of clinical sites (biomedical research monitoring inspections) in the third quarter of 2023.

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

YUSIMRY, following our recent launch in July 2023, faces competition in the United States from AbbVie Inc. (“AbbVie”) (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States.

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

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. External developments can also result in changing preferences for convenient forms of administration of products that may impact our business. As new products are approved that compete with the reference product to our biosimilar product candidates, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share or experience limited market potential for our approved biosimilar products or product candidates, and the value of our product pipeline could be negatively impacted. As a result of the above factors, our business, prospects and financial condition could suffer.

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

As of June 30, 2023, we had 294 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage the transition in our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover and transition of our strategy, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The companies that originated the products for which we introduced biosimilar versions, such as Amgen, AbbVie and Genentech, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

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

On May 10, 2017, Amgen Inc. and Amgen Manufacturing Inc. filed an action against us in the United States District Court for the District of Delaware alleging infringement of one or more claims of Amgen’s US patent 8,273,707 (the “‘707 patent”) under 35 U.S.C. § 271. The complaint seeks injunctive relief, monetary damages and attorney fees. On December 7, 2017, the United States Magistrate Judge issued under seal a Report and Recommendation to the District Court recommending that the District Court grant, with prejudice, our pending motion to dismiss Amgen’s complaint for failure to state a claim pursuant to Federal Rule of Civil Procedure 12(b)(6). On March 26, 2018, Judge Stark of the District Court adopted the United States Magistrate Judge’s Report and Recommendation to grant our motion pursuant to Federal Rule of Civil Procedure 12(b)(6) to dismiss with prejudice the patent infringement complaint alleging infringement of the ‘707 patent on the grounds that such complaint failed to state a claim upon which relief may be granted. In May 2018, Amgen filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit. We

and Amgen filed briefs in this matter and oral argument was held on May 8, 2019. On July 29, 2019, the Federal Circuit issued a precedential opinion affirming the District Court’s judgment in our favor. The Federal Circuit held that the doctrine of prosecution history estoppel barred Amgen from succeeding on its infringement claim and affirmed the District Court’s dismissal. In a Joint Status Report, dated September 20, 2019, Amgen stated that it does not intend to further appeal the Federal Circuit’s decision. On October 11, 2019, we filed a Motion for Attorneys’ Fees with the District Court. Amgen filed its Answering Brief in Opposition on November 8, 2019. On November 22, 2019, we filed our Reply Brief with the District Court. On November 30, 2020, the District Court issued an order denying our motion.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop our product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. We may also get into disputes or litigation with third parties from whom we license intellectual property rights necessary for the sale of our products. For example, on June 6, 2023 we received a notice letter from AbbVie alleging that we breached our settlement and license agreement with AbbVie (the “AbbVie Agreement”), which grants us a royalty-bearing, non-exclusive license under AbbVie’s intellectual property rights to commercialize YUSIMRY in the United States commencing on July 1, 2023, because of our announcement on June 1, 2023 of our pricing agreement with Mark Cuban Cost Plus Drug Company, PBC and its plans to offer YUSIMRY to its customers beginning in July 2023. The parties engaged in discussions to resolve the dispute and on June 14, 2023 entered into a stipulation resolving our motion for temporary restraining order, whereby AbbVie agreed that it will not seek to terminate the AbbVie Agreement based on its June 6, 2023 notice and that it will not terminate the AbbVie Agreement unless it first serves a new notice of breach and affords us an opportunity to cure any alleged breach.

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

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. For example, the toripalimab original BLA remains under review by the FDA. Other than certain pharmacokinetic bridging studies, we have not initiated phase 3 clinical trials for other product candidates in our pipeline. It may be some time before we file for market approval with the relevant regulatory agencies for these product candidates.

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

On April 29, 2022, the FDA issued a CRL in response to our original BLA for toripalimab. The letter identified certain issues, including a request for a quality process change. On July 6, 2022, we announced that the FDA accepted the resubmission of the original BLA for toripalimab and announced that the FDA set a PDUFA action date for December 23, 2022. On December 24, 2022, we announced that we did not receive an action letter from the FDA by the PDUFA action date. The FDA previously communicated that an on-site inspection of Junshi Biosciences’ manufacturing facility for toripalimab is required before the FDA can approve the original BLA; however, they were unable to conduct the inspection by December 23, 2022 due to the impact of COVID-19 related restrictions on travel in China. The BLA for toripalimab remains under review, the inspections for the manufacturing facility (pre-approval inspection) are complete and clinical sites (biomedical research monitoring inspections) are scheduled. Even though the FDA accepted our resubmission of the BLA for toripalimab, there is no guarantee that the FDA will conclude that the information in that resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for toripalimab. Additionally, certain factors beyond our control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.

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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our products. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with ASP information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Pursuant to the IRA, the AMP and ASP figures we report will also be used to compute rebates under Medicare Part D and Medicare Part B triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $3.60 to $38.10 per share during the period from November 6, 2014 through June 30, 2023 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our products;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	difficulties in the implementation of the shift in our clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of June 30, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 59.5% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve-month net sales in an amount that begins at $200.0 million in the first quarter of 2022 and increases to $210.0 million for the quarter ended March 31, 2024 and increases to be as much as $300.0 million for the quarter ended December 31, 2024. We recently obtained a valid waiver from the requirement that our trailing twelve-month net sales for the fiscal quarter ended June 30, 2023 not be less than $200.0 million. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request additional waivers from time to time with respect to the Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition we recently sold shares of our common stock in the Public Offering and we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. Further, we expect to issue a significant number of shares of our common stock in connection with the consummation of our acquisition of Surface later this year. As of June 30, 2023, there were 94.4 million shares of common stock outstanding.

In addition, as of June 30, 2023, approximately 31.5 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 11. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2022. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Similar to prior or ongoing financing transactions like the Public Offering or the ATM Offering, the exchange of our shares for shares of outstanding stock of Surface as part of the proposed acquisition of Surface or the shares of common stock that may be issued after we enter into the Definitive Agreements, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our ESPP, eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of June 30, 2023, we reserved for future issuance under the 2016 Plan a total of 2.0 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $144.7 million of cash, cash equivalents and marketable securities as of June 30, 2023 with the majority held by a custodian or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We are subject to risks related to public health crises such as the global pandemic associated with the COVID-19 pandemic. As a result of the COVID-19 outbreak, we have experienced and may continue to experience disruptions that could severely impact our business, competitive position, clinical trials and preclinical studies.

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

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, have resulted in slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. In addition, there was a lockdown order in all of Shanghai, China in 2022, where our partner Junshi Biosciences has its headquarters. Such orders or restrictions may be re-instated upon future outbreaks of COVID-19, thereby causing negative impacts on our operations. Although orders and restrictions have been relaxed in China, ongoing impacts remain during the ongoing recovery from the COVID-19 pandemic throughout China. In addition, the spread of more contagious and deadly variants could cause severe and widespread outbreaks of COVID-19. We have no ability to predict the future spread of severe and deadly pandemics that could disrupt our business and materially impact our financial position.

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

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

Further, since the beginning of 2021, we have also been subject to the  United Kingdom General Data Protection Regulation and Data Protection Act 2018, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter ended June 30, 2023. A total of 48,529 shares were surrendered to us in the second quarter of 2023, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1	Amendment No. 1 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC, dated May 15, 2023.				X

10.2*	Agreement and Plan of Merger, by and among Coherus BioSciences, Inc., Crimson Merger Sub I, Inc., Crimson Merger Sub II, LLC and Surface Oncology, Inc., dated June 15, 2023 (Form of CVR Agreement included as Exhibit A thereto)*	8-K	2.1	6/16/2023

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

*

Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: August 2, 2023	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2023	/s/ Bryan McMichael
Bryan McMichael
Executive Vice President, Accounting, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)