Form 10-Q
period 2023-09-30
Coherus BioSciences, Inc.
filed 2023-11-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 111,364,152 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize CHS-006, casdozokitug, CHS-114 and our other product candidates in the United States and Canada;

●	our ability and the timing in which we may be able to receive marketing authorization for the on-body injector presentation of UDENYCA® following a complete response letter for the PAS that we received on September 21, 2023 and our resubmission of the PAS to the FDA that we announced on October 5, 2023;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to realize the anticipated benefits from the acquisition (the “Surface Acquisition”) of Surface Oncology, Inc. (“Surface”);

●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products and product candidates for us;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our ability to finalize the Definitive Agreements or close on the transactions contemplated by them;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta, Humira and Lucentis and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and other viral pandemics and the continuation of the war in Ukraine and the war between Israel and Hamas on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,259	$63,547
Investments in marketable securities	50,818	128,134
Trade receivables, net	216,511	109,964
Inventory	66,783	38,791
Prepaid manufacturing	13,772	17,880
Other prepaids and current assets	16,222	22,918
Total current assets	444,365	381,234
Property and equipment, net	6,069	8,754
Inventory, non-current	79,002	76,260
Goodwill and intangible assets, net	46,524	5,931
Other assets, non-current	7,823	8,668
Total assets	$583,783	$480,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$37,092	$11,526
Accrued rebates, fees and reserves	117,369	54,461
Accrued compensation	18,084	22,610
Accrued and other current liabilities	67,114	50,097
Total current liabilities	239,659	138,694
Term loans	246,217	245,483
Convertible notes	226,557	225,575
Lease liabilities, non-current	1,436	5,046
Other liabilities, non-current	3,513	3,467
Total liabilities	717,382	618,265
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 109,113,046 and 78,851,516 at September 30, 2023 and December 31, 2022, respectively)	11	8
Additional paid-in capital	1,366,502	1,204,431
Accumulated other comprehensive loss	(265)	(249)
Accumulated deficit	(1,499,847)	(1,341,608)
Total stockholders' deficit	(133,599)	(137,418)
Total liabilities and stockholders’ deficit	$583,783	$480,847

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$74,568	$45,424	$165,720	$165,690
Costs and expenses:
Cost of goods sold	32,703	35,234	74,425	55,881
Research and development	25,647	45,808	83,068	170,336
Selling, general and administrative	48,224	44,831	142,521	144,860
Total costs and expenses	106,574	125,873	300,014	371,077
Loss from operations	(32,006)	(80,449)	(134,294)	(205,387)
Interest expense	(10,268)	(7,540)	(29,923)	(23,089)
Loss on debt extinguishment	—	—	—	(6,222)
Other income (expense), net	2,253	1,339	5,598	1,814
Loss before income taxes	(40,021)	(86,650)	(158,619)	(232,884)
Income tax provision (benefit)	(380)	—	(380)	—
Net loss	$(39,641)	$(86,650)	$(158,239)	$(232,884)

Basic and diluted net loss per share	$(0.41)	$(1.11)	$(1.79)	$(3.00)

Weighted-average number of shares used in computing basic and diluted net loss per share	97,738,509	77,746,895	88,277,936	77,520,244

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(39,641)	$(86,650)	$(158,239)	$(232,884)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	32	—	(15)	—
Foreign currency translation adjustments, net of tax	—	—	(1)	—
Comprehensive loss	$(39,609)	$(86,650)	$(158,255)	$(232,884)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)
Net loss	—	—	—	—	(75,729)	(75,729)
Issuance of common stock upon exercise of stock options	24,107	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units ("RSUs")	771,167	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	1,131,450	—	7,059	—	—	7,059
Taxes paid related to net share settlement of RSUs	(289,944)	—	(2,781)	—	—	(2,781)
Stock-based compensation expense	—	—	12,288	—	—	12,288
Other comprehensive loss, net of tax	—	—	—	(29)	—	(29)
Balances at March 31, 2023	80,488,296	8	1,221,100	(278)	(1,417,337)	(196,507)
Net loss	—	—	—	—	(42,869)	(42,869)
Issuance of common stock upon exercise of stock options	8,182	—	14	—	—	14
Issuance of common stock upon vesting of RSUs	142,982	—	—	—	—	—
Issuance of common stock under Public Offering, net of issuance costs	13,529,411	1	53,624	—	—	53,625
Offering costs associated with ATM offering	—	—	(74)	—	—	(74)
Taxes paid related to net share settlement of RSUs	(48,529)	—	(305)	—	—	(305)
Issuance of common stock under the employee stock purchase plan ("ESPP")	321,672	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	10,034	—	—	10,034
Other comprehensive loss, net of tax	—	—	—	(19)	—	(19)
Balances at June 30, 2023	94,442,014	9	1,285,730	(297)	(1,460,206)	(174,764)
Net loss	—	—	—	—	(39,641)	(39,641)
Issuance of common stock upon exercise of stock options	27,977	—	53	—	—	53
Issuance of common stock upon vesting of RSUs	72,918	—	—	—	—	—
Issuance of common stock in connection with Surface Acquisition:(1)
Issuance to Surface shareholders for acquisition	11,971,460	1	58,540	—	—	58,541
Accelerated vesting of equity awards	261,239	—	1,053	—	—	1,053
Taxes paid related to net share settlement of equity awards	(65,732)	—	(347)	—	—	(347)
Issuance of common stock under ATM Offering, net of issuance costs	2,428,311	1	11,436	—	—	11,437
Taxes paid related to net share settlement of RSUs	(25,141)	—	(115)	—	—	(115)
Stock-based compensation expense	—	—	10,152	—	—	10,152
Other comprehensive gain, net of tax	—	—	—	32	—	32
Balances at September 30, 2023	109,113,046	$11	$1,366,502	$(265)	$(1,499,847)	$(133,599)

(1)	See Note 6 for further discussion.

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

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(158,239)	$(232,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,728	2,649
Stock-based compensation expense	32,312	39,011
Inventory write-offs, net	4,369	26,000
Non-cash accretion of discount on marketable securities	(2,835)	—
Non-cash interest expense from amortization of debt discount & issuance costs	1,812	5,631
Non-cash operating lease expense	2,016	1,854
Option payment to Shanghai Junshi Biosciences Co., Ltd. ("Junshi Biosciences")	—	35,000
Loss on debt extinguishment	—	6,222
Other non-cash adjustments, net	(915)	(10)
Changes in operating assets and liabilities:
Trade receivables, net	(106,626)	31,849
Inventory	(34,941)	(37,556)
Prepaid manufacturing	4,108	(6,967)
Other prepaid, current and non-current assets	10,702	(12,509)
Accounts payable	24,545	(6,149)
Accrued rebates, fees and reserves	60,602	(25,006)
Accrued compensation	(8,810)	(623)
Accrued and other current and non-current liabilities	7,225	32,317
Net cash used in operating activities	(161,947)	(141,171)

Investing activities
Purchases of property and equipment	(252)	(1,952)
Proceeds from disposal of property and equipment	769	—
Purchases of investments in marketable securities	(19,507)	—
Proceeds from maturities of investments in marketable securities	108,148	—
Proceeds from sale of investments in marketable securities	13,282	—
Cash and cash equivalents acquired from Surface Acquisition	6,997	—
Option payment to Junshi Biosciences	—	(35,000)
Net cash provided by (used in) investing activities	109,437	(36,952)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	—	240,679
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	18,198	—
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,625	—
Proceeds from issuance of common stock upon exercise of stock options	170	631
Proceeds from purchase under the employee stock purchase plan	1,337	1,655
Taxes paid related to net share settlement	(3,261)	(3,621)
Repayment of 2022 Convertible Notes and premiums	—	(109,000)
Repayment of 2025 Term Loan, premiums and exit fees	—	(81,750)
Other financing activities	(835)	(861)
Net cash provided by financing activities	69,234	47,733

Net increase (decrease) in cash, cash equivalents and restricted cash	16,724	(130,390)
Cash, cash equivalents and restricted cash at beginning of period	63,987	417,635
Cash, cash equivalents and restricted cash at end of period	$80,711	$287,245

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Coherus’ strategy is to build a leading immuno-oncology franchise funded with cash generated from net sales of its diversified portfolio of United States Food and Drug Administration (“FDA”)-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. On August 2, 2022, the FDA approved CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced in October 2022 in the United States. The Company launched YUSIMRY™ (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023. On October 27, 2023, the Company announced that the FDA approved LOQTORZI™ (toripalimab-tpzi) in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that the Company developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). The Company expects to launch LOQTORZI in the U.S. in the first quarter of 2024.

The Company’s product pipeline comprises the following four product candidates: CHS-006, an antibody targeting TIGIT being developed in collaboration with Junshi Biosciences; CHS-1000, an antibody targeting ILT4; casdozokitug (CHS-388, formerly SRF388), an antibody targeting interleukin 27 (“IL-27”); and CHS-114 (formerly SRF114), a highly specific afucosylated immunoglobulin isotype G1 (“IgG1”) antibody targeting CCR8. In addition to the Company’s internally developed portfolio of product candidates, the Company has two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) and GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), respectively. On January 9, 2023, the Company announced that it entered into a binding term sheet (the “Term Sheet”) with Klinge Biopharma GmbH (“Klinge Biopharma”) for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The Company and Klinge Biopharma continue to conduct due diligence and discuss terms of the transaction. The material terms of the transaction with Klinge Biopharma will be included in a subsequent filing by the Company when definitive agreements are executed.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2023	2022
Cash and cash equivalents	$63,547	$417,195
Restricted cash	440	440
Total cash, cash equivalents and restricted cash	$63,987	$417,635

	September 30,
At end of period:	2023	2022
Cash and cash equivalents	$80,259	$286,805
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$80,711	$287,245

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2023 and December 31, 2022.

Derivative Instruments

In January 2023, the Company commenced using derivative contracts (foreign exchange option contracts) for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Euro. The Company recognizes all derivatives at fair value on the condensed consolidated balance sheets, and corresponding gains and losses are recognized in other income (expense), net in the condensed consolidated statements of operations. The estimated fair value of derivative financial instruments represents the amount required to enter into similar contracts with similar remaining maturities based on quoted market prices. During the periods presented, the Company did not apply hedge accounting to these instruments (see Note 10).

Business Combination Accounting & Valuation of Acquired Assets

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, meet the criteria to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill, or when there is an excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration, a bargain purchase gain is recorded in the condensed consolidated statement of operations. The estimations of fair values based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and discount rate.

During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed, if based on facts and circumstances existing at the acquisition date, are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to goodwill or bargain purchase gain. (See Note 6)

Intangible Assets

Acquired in-process research and development (“IPR&D”) that the Company acquires in conjunction with the acquisition of a business represents the fair value assigned to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each IPR&D project, the Company will commence amortization over the useful life of the intangible asset, which will generally be determined by the period in which the substantial majority of the cash flows are expected to be generated. The Company evaluates IPR&D for impairment on an annual basis, during the fourth quarter, or more frequently if impairment indicators exist.

Definite-lived intangible assets are generally amortized on a straight-line basis over their estimated economic life and are reviewed periodically for impairment. The amortization expense related to capitalized milestone payments under license agreements is recorded as a component of cost of goods sold in the consolidated statements of operations, and amortization expense from out-licenses is recorded in cost of goods sold. The estimated life for capitalized milestone payments is ten years and fifteen years for acquired out-licenses.

Contingent Consideration

Contingent consideration relates to the potential payments to holders of Contingent Value Rights (“CVRs”) that are contingent upon the achievement of the Company and certain third-parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within loss from operations in the condensed consolidated statement of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

Stock-Based Compensation

The Company’s compensation programs include stock-based awards, and the related grants under these programs are accounted for at fair value. The fair values are recognized as compensation expense on a straight-line basis over the vesting period with the related costs recorded in cost of goods sold, research and development, and selling, general and administrative expense, as appropriate. The Company accounts for forfeitures as they occur. The Company accounts for stock issued in connection with business combinations based on the fair value of the Company’s common stock on the date of issuance.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company launched YUSIMRY in the United States in July 2023 and initiated sales of CIMERLI in October 2022. All net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Products
UDENYCA	$32,967	$45,325	$90,875	$165,512
CIMERLI	40,037	—	72,939	—
YUSIMRY	1,360	—	1,360	—
Total net product revenue	74,364	45,325	165,174	165,512
Other	204	99	546	178
Total net revenue	$74,568	$45,424	$165,720	$165,690

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
McKesson Corporation	44%	37%	38%	37%
AmeriSource-Bergen Corporation	41%	45%	45%	45%
Cardinal Health, Inc.	13%	17%	15%	17%

Product Sales Discounts and Allowances

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Nine Months Ended September 30, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	387,238	83,009	69,362	539,609
Prior period - increase (decrease)	(1,375)	1,540	4,469	4,634
Payments and customer credits issued	(379,076)	(42,097)	(55,681)	(476,854)
Balances at September 30, 2023	$49,464	$81,165	$37,263	$167,892

	Nine Months Ended September 30, 2022
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	321,056	50,939	54,967	426,962
Prior period - increase (decrease)	(2,055)	(5,064)	(181)	(7,300)
Payments and customer credits issued	(320,022)	(64,869)	(61,829)	(446,720)
Balances at September 30, 2022	$28,644	$35,010	$19,011	$82,665

The total provision related to sales made in the prior period was $1.1 million and $(1.4) million for the three months ended September 30, 2023 and 2022, respectively. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current on the accompanying unaudited condensed consolidated balance sheets.

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

In connection with the Surface Acquisition on September 8, 2023 (see Note 6), the Company acquired money market funds and marketable securities and recorded a contingent consideration liability related to the CVRs issued in connection with the acquisition. The fair value of the CVR liability was determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liability will be met. There was no change in the CVR liability from September 8, 2023 to September 30, 2023. The CVR liabilities were recorded in accrued and other current liabilities and other liabilities, non-current on the condensed consolidated balance sheets.

Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$62,389	$—	$—	$62,389
Marketable debt securities:
U.S. government agency securities	18,111	—	—	18,111
U.S. treasury securities	24,986	—	—	24,986
Commercial paper and corporate notes	—	7,721	—	7,721
Total	$105,486	$7,721	$—	$113,207
Financial Liabilities:
Contingent consideration	$—	$—	$5,392	$5,392

	Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$55,060	$—	$—	$55,060
Marketable debt securities:
U.S. government agency securities	19,964	—	—	19,964
U.S. treasury securities	68,418	—	—	68,418
Commercial paper and corporate notes	—	48,203	—	48,203
Total	$143,442	$48,203	$—	$191,645

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	September 30, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$62,389	$—	$—	$62,389
U.S. government agency securities	18,134	—	(23)	18,111
U.S. treasury securities	24,988	1	(3)	24,986
Commercial paper and corporate notes	7,742	—	(21)	7,721
Total	$113,253	$1	$(47)	$113,207

	December 31, 2022
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$55,060	$—	$—	$55,060
U.S. government agency securities	19,929	35	—	19,964
U.S. treasury securities	68,431	8	(21)	68,418
Commercial paper and corporate notes	48,203	—	—	48,203
Total	$191,623	$43	$(21)	$191,645

The Company held 14 positions that were in unrealized loss positions as of September 30, 2023, and aggregated gross unrealized losses on available-for-sale debt securities were not material. No impairment was recognized in the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately ten months. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2023 and December 31, 2022.

There were no investments in marketable securities during the nine months ended September 30, 2022; thus, no unrealized gain (loss) was recognized during such period.

4.       Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$11,326	$10,262
Work in process	106,608	86,712
Finished goods	27,851	18,077
Total	$145,785	$115,051

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During the third quarter of 2022, the Company recorded a $26.0 million write-down of inventory in cost of goods sold in the condensed consolidated statement of operations. The write-down was due to the competitive environment and lower demand for UDENYCA resulting in certain inventory becoming at risk of expiration.

The Company began capitalizing YUSIMRY inventory in the second quarter of 2022 and had $41.1 million and $23.7 million of such inventory as of September 30, 2023 and December 31, 2022, respectively. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	September 30,	December 31,
(in thousands)	2023	2022
Inventory	$66,783	$38,791
Inventory, non-current	79,002	76,260
Total	$145,785	$115,051

Prepaid manufacturing of $13.8 million as of September 30, 2023 includes prepayments of $12.4 million to contract manufacturing organizations (“CMOs”) for manufacturing services for the Company’s products, which the Company expects to be converted into inventory within the next twelve months; and prepayments of $1.4 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $17.9 million as of December 31, 2022 included prepayments of $13.0 million to CMOs for manufacturing services of the Company’s products and prepayments of $4.9 million to various CMOs for research and development pipeline programs.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Machinery and equipment	$13,141	$12,944
Computer equipment and software	3,232	3,183
Furniture and fixtures	1,258	1,258
Leasehold improvements	6,234	6,198
Finance lease right of use assets	2,663	4,632
Construction in progress	407	696
Total property and equipment	26,935	28,911
Accumulated depreciation and amortization	(20,866)	(20,157)
Property and equipment, net	$6,069	$8,754

Depreciation and amortization expense related to property and equipment, net was $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the net book value of software implementation costs related to hosting arrangements was $3.2 million and $3.5 million, respectively, and the amortization expense was immaterial for all periods presented.

Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Goodwill	$943	$943
Indefinite-lived assets - IPR&D	28,859	2,620
Finite-lived assets, net	16,722	2,368
Total Goodwill and intangible assets, net	$46,524	$5,931

Amortization expense and accumulated amortization related to finite-lived intangible assets was immaterial in all periods presented. Amortization expense for each of the five succeeding fiscal years will be approximately $1.3 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued commercial and research and development manufacturing	$17,057	$21,774
Accrued co-development costs payable to Junshi Biosciences	1,293	8,356
Accrued royalties	30,557	5,015
Accrued other	9,698	10,634
Lease liabilities, current	4,469	4,318
Contingent consideration, current	4,040	—
Total Accrued and other current liabilities	$67,114	$50,097

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Contingent consideration, non-current	$1,352	$102
Deferred tax liability	1,102	—
Other	1,059	3,365
Total Other liabilities, non-current	$3,513	$3,467

6.      Surface Acquisition

On September 8, 2023 (the “Acquisition Date”), in accordance with an Agreement and Plan of Merger dated June 15, 2023 (the “Merger Agreement”) by and among the Company, Crimson Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub I”), Crimson Merger Sub II, LLC, a direct, wholly owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Surface, the Company completed the Surface Acquisition. Surface is a clinical-stage immuno-oncology (“I-O”) company focused on using its specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment for the development of next-generation cancer therapies. The Surface Acquisition expanded the Company’s I-O pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors.

On the Acquisition Date, and in accordance with the Merger Agreement, the Company issued to the holders of all outstanding Surface common stock (other than treasury shares, any shares of Surface common stock held directly by the Company or the Merger Subs immediately prior to the Acquisition Date and shares of Surface common stock issued and outstanding immediately prior to the Acquisition Date and held by any holder properly demanding appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) 0.1960 shares of Coherus common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of Coherus common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at the Company’s discretion during the 10-year period following September 8, 2023, for the sum of the following, less any permitted deductions (in accordance with the Contingent Value Rights Agreement, dated September 8, 2023, by and among the Company and  Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”)):

●	70% of all milestone- and royalty-based payments actually received by the Company or its affiliates from GSK under a license agreement with GSK, dated December 16, 2020, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”) related to the existing program (GSK4381562);
●	70% of all milestone- and royalty-based payments actually received by the Company or its affiliates from Novartis Institutes under the collaboration agreement between Surface and Novartis Institutes dated January 9, 2016 which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”) related to the existing program (NZV930);
●	25% of any upfront payment actually received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for CHS-114; and
●	50% of any upfront payment actually received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

The Company has recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement described above. The Company is unable to estimate a range of outcomes for potential upfront payments for CHS-114 and casdozokitug.

The total consideration paid for the Surface Acquisition of $64.6 million consisted of the following:

(in thousands, except per share amounts)	As of Acquisition Date
Coherus common stock issued	11,971,460
Coherus common stock share price	$4.89

Fair value of components of purchase price consideration at closing:
Equity of combined company owned by Surface equity holders	$58,540
Contingent CVR liability	5,290
Equity of combined company owned by Surface former employees (1)	766
Fair value of total purchase consideration	$64,596
(1)	Represents 161,100 shares of Coherus common stock, net of shares withheld for taxes, issued to Surface’s former employees on the Acquisition Date.

The Company has accounted for the Surface Acquisition as a business combination which requires, among other things, that the assets acquired and liabilities assumed generally be recognized at their fair value on the Acquisition Date. Fair value estimates are based on management’s estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and discount rate. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The purchase price allocation for the Surface Acquisition is preliminary and subject to revisions as additional information about fair value of assets and liabilities becomes available. This is primarily related to the Company’s deferred tax liabilities assumed in connection with the Surface Acquisition, as the 2023 short period tax returns have not yet been filed. Additional information that existed as of the Acquisition Date, but is unknown to the Company, may become known during the remainder of the measurement period, not to exceed 12 months from the Acquisition Date. The following table below sets forth the purchase price allocation to the estimated fair value of the net assets acquired:

(in thousands)	Amounts Recognized at Acquisition Date
Assets Acquired
Cash and cash equivalents	$6,997
Investments in marketable securities	21,791
Other prepaids and other assets	5,260
In-process research and development	26,239
Out-licenses	13,530
Total assets	$73,817
Liabilities Assumed
Accrued and other current liabilities	$7,722
Deferred tax liability	1,499
Total liabilities	9,221
Total net assets acquired	$64,596

The Company believes it was able to acquire Surface for a price that was completely allocable to identifiable assets acquired and liabilities assumed with no residual attributable to goodwill primarily due to Surface’s need to raise additional capital to finance its operations, the challenging biotech funding environment at the time the transaction was initially announced, and the value of the acquired net assets.

The amount allocated to identifiable intangible assets has been attributed to the following assets:

(in thousands)	Useful lives	Fair Value at Acquisition Date
In-process research and development - casdozokitug	n/a	$25,899
In-process research and development - CHS-114	n/a	340
Out-license - GSK	15 years	2,506
Out-license - Novartis Institutes	15 years	11,024
Total identifiable intangible assets		$39,769

Surface had two out-licensed partnership programs, with Novartis Institutes (NZV930) and GSK (GSK4381562), to advance certain next-generation cancer therapies. The out-license intangible assets represent potential milestone and royalty-based payments to be received in the future. Surface shareholders received CVRs for certain percentages of these milestone and royalty-based payments on existing programs with Novartis Institutes (NZV930) and GSK (GSK4381562), as further explained above.

Following the Acquisition Date, the operating results of Surface have been included in the condensed consolidated financial statements. For the period September 9, 2023 through September 30, 2023, there was no revenue attributable to Surface and operating losses attributable to Surface for such period were $1.4 million, excluding acquisition-related costs.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2023 and 2022, as if the Surface Acquisition had occurred on January 1, 2022. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2022, and it is not indicative of what such results would be expected for any future period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$74,568	$45,424	$165,720	$195,690
Net loss	$(49,984)	$(108,472)	$(204,922)	$(291,341)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Surface. In order to reflect the Surface Acquisition as if it had occurred on January 1, 2022, the summary pro forma financial information includes adjustments to reflect Surface’s severance expense, the early termination and related amortization expense of Surface’s corporate headquarters operating lease, the loss on debt extinguishment and historical interest expense related to the cash settlement of Surface’s convertible note as if it had occurred on January 1, 2022, and amortization expense on the acquired finite-lived intangible assets. The unaudited pro forma condensed combined financial information does not reflect the income tax effects of the pro forma adjustments, as management believes income tax adjustments to not be meaningful given the combined entity incurred significant losses during the historical periods presented.

Acquisition-related costs of $2.6 million and $4.5 million were recorded in selling, general and administrative expense in the condensed consolidated statement of operations during the three and nine months ended September 30, 2023, respectively.

7.       Collaborations and Other Arrangements

In-Licensing Agreements

Junshi Biosciences

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of LOQTORZI in the United States and Canada. The Company will be obligated to pay Junshi Biosciences a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Junshi Biosciences and the Company are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, the Company will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of LOQTORZI and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for LOQTORZI in the United States was reduced based on changes approved by the Company and Junshi Biosciences. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $3.1 million and $7.7 million for the three and nine months ended September 30, 2023, respectively. Research and development expenses were $7.6 million for the three months ended September 30, 2022 and $67.6 million in the nine months ended September 30, 2022, inclusive of the $35.0 million option fee incurred in the first quarter of 2022. In the condensed consolidated balance sheets as of September 30, 2023, the Company has classified $1.3 million in accrued and other current liabilities and $9.5 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

As of September 30, 2023, the Company did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it is probable that a milestone will be achieved or when royalties are due.

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

Under the Bioeq License Agreement, the Company was required to use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and the Company was required to use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, the Company was required to commit certain post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statement of operations in 2019. The terms of the Bioeq License Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in the fourth quarter of 2022. This was recorded as an intangible asset and is being amortized over ten years. The Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. Royalties due to Bioeq were $27.8 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively. The remaining milestone payments and royalties are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved.

Adimab Development and Option Agreement

In October 2018, Surface and Adimab LLC (“Adimab”), entered into an amended and restated development and option agreement, (as amended by the amendments dated as of December 16, 2020, June 1, 2022 and July 18, 2022, “the A&R Adimab Agreement”), which amended and restated the development and option agreement with Adimab dated July 2014, as amended, (“the Original Adimab Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, the Company will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, extended the discovery term of the Original Adimab Agreement, provided access to additional antibodies, and expanded the Company’s right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

Upon the Company’s selection of a target, the Company and Adimab will initiate a research plan and the discovery term begins. During the discovery term, Adimab will grant the Company a non-exclusive, non-sublicensable license under its technology with respect to the target, to research, design and preclinically develop and use antibodies that were modified or derived using Adimab technology, solely to evaluate such antibodies, perform the Company’s responsibilities under the research plan, and use such antibodies for certain diagnostic purposes. The Company also will grant to Adimab a non-exclusive, nontransferable license with respect to the target under the Company’s technology that covers or relates to such target, solely to perform its responsibilities under the research plan during the discovery period. The Company is required to pay Adimab at an agreed upon rate for its full-time employees during the discovery period while Adimab performs research on each target under the applicable research plan.

Adimab granted the Company an exclusive option to obtain a non-exclusive, worldwide, fully paid-up, sublicensable license under Adimab’s platform patents and other Adimab technology solely to research up to ten antibodies, chosen by the Company against a specific biological target for a specified period of time (the “Research Option”). In addition, Adimab granted the Company an exclusive option to obtain a worldwide, royalty-bearing, sublicensable license under Adimab platform patents and other Adimab technology to exploit, including commercially, 20 or more antibodies against specific biological targets (the “Commercialization Option”). Upon the exercise of a Commercialization Option, and payment of the applicable option fee to Adimab, Adimab will assign the Company the patents that cover the antibodies selected by such Commercialization Option. The Company will be required to use commercially reasonable efforts to develop, seek market approval of, and commercialize at least one antibody against the target covered by the Commercialization Option in specified markets upon the exercise of a Commercialization Option.

Under the A&R Adimab Agreement, the Company is obligated to make milestone payments and to pay specified fees upon the exercise of the Research Option or Commercialization Option. During the discovery term, the Company may be obligated to pay Adimab up to $0.3 million for technical milestones achieved against each biological target. Upon exercise of a Research Option, the Company is obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, the Company will be required to pay an option exercise fee of a low seven-digit dollar amount, and the Company may be responsible for milestone payments of up to an aggregate of $13.0 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, the Company is obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. The Company may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) foregoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, the Company is obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody. Any payments payable to Adimab as a result of any product candidates being developed pursuant to the GSK Agreement, will be payable to Adimab directly by GSK.

The A&R Adimab Agreement will remain in effect until (a) the earlier of (i) the expiration of the Research and Commercialization Options (if they expire without exercise) and (ii) 12 months from the effective date without the Company providing materials that pass Adimab’s quality control; or (b) if a Research Option is exercised but the Commercialization Option is not, then upon the expiration of the last to expire research license term; or (c) upon commercialization of a product, until the end of the royalty term, which will vary on a product-by-product and country-by-country basis, ending on the later of (y) the expiration of the last valid claim covering the licensed product in such country as the product is manufactured or sold, or (z) ten years after the first commercial sale of the licensed product in such country.

Either party may terminate the A&R Adimab Agreement for material breach if such breach remains uncured for a specified period of time, however, if a Research Option or Commercialization Option has been exercised and the breach only applies to the applicable target of such Research Option or Commercialization Option, then the termination right will only apply to such target. The Company may also terminate the A&R Adimab Agreement for any reason with prior notice to Adimab. If Adimab is bankrupt, the Company will be entitled to a complete duplicate of, or complete access to, all rights and licenses granted under or pursuant to the A&R Adimab Agreement.

Out-Licensing Agreements Acquired as part of the Surface Acquisition

On September 8, 2023, at the closing of the Surface Acquisition, all the assets, liabilities, rights and obligations of Surface were assumed by the Company’s direct, wholly-owned subsidiary, Surface Oncology, LLC. See further details in Note 6. Surface Acquisition above.

Novartis Institutes

In January 2016, Surface entered into the Novartis Agreement. Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement. The Company did not recognize any revenue relating to the Novartis Agreement during the three months ended September 30, 2023.

Unless terminated earlier, the Novartis Agreement will continue in effect until neither the Company nor Novartis Institutes is researching, developing, manufacturing or commercializing NZV930. Novartis Institutes may terminate the Novartis Agreement for any or no reason upon prior notice to the Company within a specified time period. Either party may terminate the Novartis Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis Institutes terminates for convenience, or the Company terminates for Novartis Institutes’ uncured material breach, Novartis Institutes will grant the Company, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis Institutes that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target CD112R, also known as PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company did not recognize license-related revenue under the GSK Agreement during the three months ended September 30, 2023.

Unless terminated earlier, the GSK Agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim or regulatory exclusivity covering such licensed product in such country. Either party may terminate the GSK Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. GSK may terminate the GSK Agreement for its convenience. The Company may terminate the GSK Agreement if GSK institutes certain actions related to the licensed patents or if GSK ceases development activities, other than for certain specified technical or safety reasons. In the event of termination, the Company would regain worldwide rights to the terminated program.

Other

On January 9, 2023, the Company announced that it entered into the Term Sheet with Klinge Biopharma for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. The Company and Klinge Biopharma continue to conduct due diligence and discuss terms of the transaction. The material terms of the transaction with Klinge Biopharma will be included in a subsequent filing by the Company when definitive agreements are executed.

8.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3), is as follows:

	At September 30, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(3,783)	$246,217	$246,217	Level 2*
2026 Convertible Notes	$230,000	$(3,443)	$226,557	$139,007	Level 2**

	At December 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,517)	$245,483	$245,483	Level 2*
2026 Convertible Notes	$230,000	$(4,425)	$225,575	$157,205	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR starting April 1, 2023 plus fixed percentages. Through March 31, 2023, the variable component was based on the three-month LIBOR. Therefore, the Company believes the carrying amount of these obligations approximates fair value.
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

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrued interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and starting April 1, 2023, accrue interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the third quarter of 2023 was 13.76%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

As of September 30, 2023, the Company was in full compliance with these covenants, and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. The associated debt discounts and issuance costs of unfunded tranches were deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of September 30, 2023, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $3.8 million will be amortized using the effective interest rate over the remaining term of 3.3 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Contractual interest	$8,790	$5,665	$25,404	$12,577
Amortization of debt discount and debt issuance costs	255	622	830	4,122
Total interest expense	$9,045	$6,287	$26,234	$16,699

Assuming the third quarter of 2023 interest rate of 13.76%, future payments on the 2027 Term Loans as of September 30, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$8,790
2024 - interest only	34,970
2025 - interest only	34,873
2026 - principal and interest	224,345
2027 - principal and interest	50,095
Total minimum payments	353,073
Less amount representing interest	(103,073)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs	(3,783)
Net carrying amount of 2027 Term Loans	$246,217

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

As of September 30, 2023, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

If the 2026 Convertible Notes were converted on September 30, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $44.7 million based on the Company’s closing stock price of $3.74 as of September 29, 2023.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Stated coupon interest	$863	$863	$2,588	$2,588
Amortization of debt discount and debt issuance costs	329	322	982	962
Total interest expense	$1,192	$1,185	$3,570	$3,550

The remaining unamortized debt discount and debt offering costs related to the 2026 Convertible Notes of $3.4 million as of September 30, 2023 will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of September 30, 2023 are as follows:

Year ending December 31, (in thousands)
Remainder of 2023 - interest only	$1,725
2024 - interest only	3,450
2025 - interest only	3,450
2026	231,725
Total minimum payments	240,350
Less amount representing interest	(10,350)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(3,443)
Net carrying amount of 2026 Convertible Notes	$226,557

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes due 2022. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company, bore interest at a fixed coupon rate of 8.2% per annum payable quarterly in arrears and matured on March 31, 2022. In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9% premium of the outstanding principal amount and accrued and unpaid interest. For the nine months ended September 30, 2022, interest expense on the 2022 Convertible Notes was $2.6 million, which included $2.1 million of stated coupon interest and $0.5 million amortization of debt discount and debt issuance costs.

2025 Term Loan

On January 7, 2019, the Company entered into a credit agreement with affiliates of Healthcare Royalty Partners. The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”).

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on the third anniversary of the 2025 Term Loan Closing Date, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the payoff of the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, interest expense on the 2025 Term Loan was $0.2 million which represented stated coupon interest.

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of September 30, 2023, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2023*	$15,117
2024	54,929
2025	11,050
2026	839
Total obligations	$81,935

*	Includes a reduction compared to December 31, 2022 resulting from a contract change to lower the number of UDENYCA batches to be produced at a specific CMO.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company had an accrual of $6.4 million and $4.7 million, respectively, related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company’s accrual as of September 30, 2023 represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 9, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.       Derivatives

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

Since the Company's derivatives all matured and settled by September 30, 2023, there were no derivative assets or derivative liabilities as of September 30, 2023.

The pre-tax gain (loss) of foreign currency contracts not designated as hedging instruments were recorded on the condensed consolidated statements of operations as follows:

		Three Months Ended	Nine Months Ended
(in thousands)	Statement of Operations Classification	September 30, 2023	September 30, 2023
Currency contracts	Other income (expense), net	$82	$—

11.       Stockholders’ Deficit

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

ATM Offering

On November 8, 2022, the Company filed the Registration Statement. Also on November 8, 2022, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock through or to TD Cowen as the Company’s sales agent or principal in an at-the-market offering (“ATM Offering”).

On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, the Company reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.25 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.75 million.

On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, the Company increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million.

The following table summarizes information regarding settlements under the ATM Offering for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
(in thousands, except share and per share data)	September 30, 2023	September 30, 2023
Number of common stock shares sold during the period	2,428,311	3,559,761
Weighted-average price per share	$4.92	$5.43
Gross proceeds	$11,938	$19,339
Less commissions and fees	(298)	(483)
Net proceeds after commissions and fees	$11,640	$18,856

As of September 30, 2023, the Company had approximately $66.5 million of its common stock remaining available for sales under the ATM Offering.

12.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold (1)	$174	$184	$535	$555
Research and development	2,929	5,173	11,760	14,707
Selling, general and administrative	6,850	6,925	20,017	23,749
Stock-based compensation expense	$9,953	$12,282	$32,312	$39,011

Stock-based compensation expense capitalized into inventory	$373	$290	$697	$904

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

The stock-based compensation for the nine months ended September 30, 2023 includes restructuring charges described in Note 14 of $1.1 million in research and development expense and a net forfeiture credit of $0.1 million in selling, general and administrative expense. For the three months ended September 30, 2023, there were no restructuring charges included in stock-based compensation.

The stock-based compensation expense recorded in connection with the Surface Acquisition that was not included in the consideration transferred was immaterial.

13.      Net Loss Per Share

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options, including shares subject to ESPP	24,558,893	22,535,371	24,003,706	22,267,304
Restricted stock units	2,141,403	2,305,743	2,354,166	2,401,188
Shares issuable upon conversion of 2022 Convertible Notes	—	—	—	1,442,127
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152	11,942,152
Total	38,642,448	36,783,266	38,300,024	38,052,771

The amounts in the table above exclude any shares contingently issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

14.      Restructuring Charges

On March 3, 2023, the Company committed to a plan to reduce its workforce to focus resources on strategic priorities including the commercialization of its diversified product portfolio and development of innovative immuno-oncology product candidates. The reduction in force impacted approximately 50 full-time and part-time employees, effective March 10, 2023 for most of these employees. In the first quarter of 2023, non-recurring restructuring charges associated with the reduction in force consisted of $3.9 million in cash expenses related to personnel expenses such as salaries, severance payments and other benefits; and $1.5 million in non-cash stock-based compensation related to acceleration of vesting and extension of the stock option exercise windows for two impacted executives; partially offset by $0.5 million in non-cash stock-based compensation forfeiture credits. There were no additional restructuring charges in the third quarter of 2023, as the reduction in force was completed during the second quarter of 2023.

For the nine months ended September 30, 2023, the condensed consolidated statement of operations includes $3.6 million in research and development expense and $1.3 million in selling, general and administrative expense related to the reduction in force.

15.      Subsequent Events

Common Stock

On October 9, 2023, in accordance with the terms of an Optional Stock Purchase Agreement entered with a CMO on September 28, 2023 (the “Optional Stock Purchase Agreement”), the Company issued 2,225,513 shares of its common stock to the CMO for a price of $3.675 per share, representing an aggregate value of $8.2 million. The Optional Stock Purchase Agreement gave the Company the option, in its sole discretion to elect to pay for certain manufacturing services provided by the CMO by either paying cash or issuing shares of its common stock in a private placement offering (the “Stock Service Fee Payment”). On October 4, 2023, the Company notified the CMO of its election of the Stock Service Fee Payment. The price per share of common stock was equal to the volume-weighted average closing trading price per share of common stock on the Nasdaq Global Market over the ten-trading day period ending on and including October 6, 2023.

Sixth Amendment to Lease

The Company has been a party to an existing Office Lease (as amended, the “Lease”) with Hudson 333 Twin Dolphin Plaza, LLC (the “Landlord”), under which the Company leases approximately 47,789 square feet of office space located at 333 Twin Dolphin Drive, Redwood City, California for the Company’s principal executive offices with an expiration date of September 30, 2024. On October 24, 2023, the Company entered into the Sixth Amendment (the “Amendment”) to the Lease with the Landlord. Under the Amendment, the Company has extended the term of the Lease through September 30, 2027 for only approximately 27,532 square feet of office space (the “Remaining Premises”). For the other 20,257 square feet of office space (the “Reduction Space”), the Amendment provides that the term of the lease shall expire for the Reduction Space on December 31, 2023. After December 31, 2023, the leased premises shall consist only of the Remaining Premises.

Except for the early expiration described above for the Reduction Space, the term of the Lease is extended through September 30, 2027.

The Amendment provides for monthly base rent on the Remaining Premises of approximately $0.2 million per month from January 1, 2024 through September 30, 2024. The Amendment also provides for certain limited rent abatements on the Remaining Premises prior to September 30, 2024. The Amendment provides for annual base rent on the Remaining Premises from October 1, 2024 through September 30, 2027 starting at approximately $1.8 million per year and increases up to approximately $1.9 million per year.

The Landlord has agreed that the Company shall not be required to remove (or pay for the removal) of certain tenant improvements existing in the Reduction Space. The Company is obligated to pay the Landlord certain costs, taxes and operating expenses related to the Remaining Premises pursuant to the Lease.

Approval of LOQTORZI

On October 27, 2023, the FDA approved LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. The approval was based on results of the JUPITER-02 Phase 3 study and the POLARIS-02 Phase 2 study and is irrespective of a patient’s PD-L1 status. LOQTORZI is a next-generation, programmed death receptor-1 (PD-1) monoclonal antibody that blocks PD-1 ligands PD-L1 and PD-L2 with high potency at a unique site on the PD-1 receptor, enabling the immune system to activate and kill the tumor. The Company plans and projects payment of the $25.0 million milestone due to Junshi Biosciences pursuant to the Collaboration Agreement dated as of February 1, 2021 to occur in March 2024.

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

Our commercial portfolio includes three FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. The FDA issued a complete response letter (“CRL”) for the PAS for our third pegfilgrastim presentation, the UDENYCA® on-body injector (“OBI”), on September 21, 2023, solely due to the FDA’s ongoing review of inspection findings at a third-party filler. On October 5, 2023, we announced that we had resubmitted the PAS for UDENYCA OBI following the resolution of the FDA’s inspectional findings at the third-party filler. We anticipate the FDA to complete its review of the resubmitted PAS for UDENYCA OBI in the fourth quarter of 2023 or the early part of 2024. Our second product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. We launched CIMERLI commercially in the United States in October 2022. We launched YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023.

In addition to three FDA-approved biosimilar products, our commercial portfolio also includes LOQTORZI. On October 27, 2023, we announced that the FDA approved LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We expect to launch LOQTORZI in the U.S. in the first quarter of 2024.

We also have a pipeline of earlier stage clinical and preclinical immuno-oncology programs. On September 8, 2023, we acquired Surface and took ownership of its assets, including its portfolio of product candidates. The lead clinical stage product candidate from the Surface Acquisition is casdozokitug (CHS-388, formerly SRF388), an investigational antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one of the subunits of IL-27, EBI3, is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). Our second clinical-stage product candidate from the Surface Acquisition, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). CHS-114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both, that has shown anti-tumor activity in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 (clinicaltrials.gov identifier# NCT05635643). In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we have two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the CVR Agreement to the holders of CVRs. We are also developing CHS-006, an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT in collaboration with Junshi Biosciences. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of LOQTORZI in combination with CHS-006 (clinicaltrials.gov identifier# NCT05757492). We are also pursuing an early-stage development candidate that is in investigational new drug application-enabling studies, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME.

We have built an experienced and robust sales, market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA, CIMERLI and YUSIMRY. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise, continue to grow our ophthalmology product portfolio, and launch the commercialization of other biosimilar products.

We primarily operate in the United States and partner with companies that operate in other countries. We have no material direct exposure to the war between Russia and Ukraine or the war between Israel and Hamas; however, we are monitoring any broader economic impact from these conflicts, including, without limitation, heightened risk of cyberattacks, increased prices of fuel and other commodities, and potential impacts to our partners’ supply chains.

Business Update

Surface Acquisition

On September 8, 2023, in accordance with the Merger Agreement, we completed the acquisition of Surface, a clinical-stage I-O company focused on using its specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment for the development of next-generation cancer therapies. The Surface Acquisition expanded our I-O pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors.

On September 8, 2023, we issued to the holders of all outstanding Surface common stock (other than treasury shares, any shares of Surface common stock held directly by us or the Merger Subs immediately prior to the Acquisition Date and shares of Surface common stock issued and outstanding immediately prior to the Acquisition Date and held by any holder properly demanding appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) 0.1960 shares of our common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of our common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at our discretion during the 10-year period following September 8, 2023, for the sum of the following, less any permitted deductions (in accordance with the CVR Agreement):

•	70% of all milestone- and royalty-based payments actually received by us or our affiliates under the GSK Agreement related to the existing program (GSK4381562);
•	70% of all milestone- and royalty-based payments actually received by us or our affiliates under the Novartis Agreement related to the existing program (NZV930);
•	25% of any upfront payment actually received by us or our affiliates pursuant to potential ex-U.S. licensing agreements for CHS-114; and
•	50% of any upfront payment actually received by us or our affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

We expensed $2.6 million and $4.5 million of acquisition-related costs during the three and nine months ended September 30, 2023, respectively.

Other Updates

On October 27, 2023, we announced that the FDA approved LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We expect to launch LOQTORZI in the U.S. in the first quarter of 2024.

During the nine months ended September 30, 2023, we donated approximately 36,000 units of UDENYCA in the pre-filled syringe (“PFS”) presentation to the nonprofit organization Direct Relief to benefit cancer patients in low- and middle-income countries requiring increased access for vulnerable patients. The carrying value of this inventory was written down to zero in the third quarter of 2022, thus there was no charge associated with the donation.

On October 9, 2023, in accordance with the terms of an Optional Stock Purchase Agreement entered with a CMO on September 28, 2023, we issued 2,225,513 shares of our common stock to the CMO for a price of $3.675 per share, representing an aggregate value of $8.2 million. The Optional Stock Purchase Agreement gave us the option in our sole discretion to elect to pay for certain manufacturing services provided by the CMO by either paying cash or electing for the Stock Service Fee Payment. On October 4, 2023, we notified the CMO of our election of the Stock Service Fee Payment. The price per share of common stock was equal to the volume-weighted average closing trading price per share of common stock on the Nasdaq Global Market over the ten-trading day period ending on and including October 6, 2023.

On November 8, 2022, we filed the Registration Statement, which was declared effective on November 17, 2022. Under the Registration Statement, we may offer and sell up to $150.0 million in the aggregate of our common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, we entered into the Sales Agreement pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock in the ATM Offering. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering by $86.25 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.75 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, we increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million. For the ATM Offering program to date as of September 30, 2023, we sold 4,476,645 shares of common stock at a weighted-average price per share of $5.81 for gross proceeds of $26.0 million pursuant to the ATM Offering and received net proceeds of $25.4 million, net of $0.6 million of commissions and fees of which 2,428,311 shares of common stock were sold during the quarter ended September 30, 2023 at a weighted-average price per share of $4.92 for gross proceeds of $11.9 million pursuant to the ATM Offering and received net proceeds of $11.6 million, net of $0.3 million of commissions and fees.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. The FDA issued a CRL for the PAS for our third pegfilgrastim presentation, UDENYCA OBI, on September 21, 2023, solely due to the FDA’s ongoing review of inspection findings at a third-party filler. On October 5, 2023, we announced that we had resubmitted the PAS for UDENYCA OBI following the resolution of the FDA’s inspection findings at the third-party filler. We anticipate the FDA to complete its review of the resubmitted PAS for UDENYCA OBI in the fourth quarter of 2023 or the early part of 2024.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells.

On October 27, 2023, we announced that the FDA approved LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We expect to launch LOQTORZI in the U.S. in the first quarter of 2024.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in two on-going clinical studies a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861).
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, and/or ADCP. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 (clinicaltrials.gov identifier# NCT05635643).
●	CHS-006 is an investigational recombinant humanized IgG4κ monoclonal antibody designed to act specifically against human TIGIT that we are developing in collaboration with Junshi Biosciences. A number of third-party preclinical and clinical studies have demonstrated that activation of the TIGIT pathway may be a crucial underlying mechanism for tumor immune evasion and resistance to PD-1 blockade therapy in some tumor types. In preclinical studies the combination of TIGIT and PD-1/PD-L1 antibodies showed a synergistic potential to enhance antitumor response, and thus we hypothesize that combination treatment in cancer patients may overcome anti-PD-1 resistance and possibly broaden the cancer patient population that can benefit from immunotherapy.

A dose escalation, dose expansion clinical trial (clinicaltrials.gov identifier# NCT05061628) evaluating the safety, tolerability and pharmacokinetic properties of CHS-006 as monotherapy and in combination with PD-1 inhibitor LOQTORZI in patients with advanced solid tumors is ongoing in China. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of LOQTORZI in combination with CHS-006 (clinicaltrials.gov identifier# NCT05757492).

●	We are pursuing an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We plan to submit an investigational new drug application (“IND”) to the FDA in 2024 for CHS-1000.
●	In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we also own NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. NZV930 is an antibody designed to inhibit CD73, which is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 aims to reduce the production of immunosuppressive adenosine within the TME. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the CVR Agreement to the holders of CVRs.

Ophthalmology

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into the Bioeq License Agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and PFS presentation. Under the Bioeq License Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

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

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We will be obligated to pay Junshi Biosciences a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. We and Junshi Biosciences are jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. If we exercise our remaining option for the IL-2 cytokine, we will be obligated to pay an additional option exercise fee of $35.0 million. Additionally, for each exercised option, we will be obligated to pay Junshi Biosciences an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for attainment of certain sales thresholds. Under the Collaboration Agreement, we retain the right to collaborate in the development of LOQTORZI and the other licensed compounds, including CHS-006, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Beginning in 2023, the scope of the development plan for LOQTORZI in the United States has been reduced based on changes approved by us and Junshi Biosciences. Additionally, we are responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of September 30, 2023, we did not have any outstanding milestone or royalty payment obligations to Junshi Biosciences. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

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

Out-Licensing Agreements Acquired as part of Surface Acquisition

Novartis

Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target CD73. Under the Novartis Agreement, we are currently entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, we may not receive any milestone payments or any royalty payments under the Novartis Agreement. We did not recognize any revenue relating to the Novartis Agreement during the three months ended September 30, 2023.

GSK Agreement

Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target the antibody GSK4381562, targeting CD112R, also known as PVRIG. GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide us with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, we may not receive any milestone payments or any royalty payments under the GSK Agreement. We did not recognize license-related revenue under the GSK Agreement during the three months ended September 30, 2023.

COVID-19 Update

As a result of the COVID-19 pandemic, we experienced and may, as a result of future outbreaks, experience disruptions that could severely impact our business, clinical trials and preclinical studies. See “Risk Factors – Risks Related to COVID-19.”

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in October 2022. Our total net revenues were $74.6 million and $45.4 million during the three months ended September 30, 2023 and 2022, respectively, and $165.7 million and $165.7 million during the nine months ended September 30, 2023 and 2022, respectively.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, and costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA, CIMERLI, YUSIMRY and LOQTORZI. Personnel costs consist of salaries, benefits and stock-based compensation.

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

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of the change in deferred tax balances resulting from the recognition of a deferred tax liability related to the Surface Acquisition.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Net revenue	$74,568	$45,424	$29,144	$165,720	$165,690	$30

The increase in net revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to our launches of CIMERLI in October 2022 and YUSIMRY in July 2023, which contributed $40.0 million and $1.4 million of net revenue, respectively. This was partially offset by lower UDENYCA net revenue primarily from a decline in the average net selling price per unit resulting from competition and reduced market access. Although net revenue was flat in the nine months ended September 30, 2023, the composition of our net revenue changed. Our launches of CIMERLI in October 2022 and YUSIMRY in July 2023 contributed $72.9 million and $1.4 million of net revenue in the nine months ended September 30, 2023 and 2022, respectively, offset by a $74.6 million decline in UDENYCA net revenue primarily related to the decline in the average net selling price per unit. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home.

We expect our net revenue in 2023 to be higher than in 2022, as a result of the continued growth in sales of CIMERLI and the continued market share growth of UDENYCA.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Cost of goods sold	$32,703	$35,234	$(2,531)	$74,425	$55,881	$18,544
Gross margin	56%	22%		55%	66%

The decrease in cost of goods sold for the three months ended September 30, 2023 compared to the same period in the prior year was primarily due to the $26.0 million write-down in the third quarter of 2022 of inventory at risk of expiration and due to the sale in the third quarter of 2023 of certain of those UDENYCA units having a total original cost of $2.4 million but no carrying value following the write-off, partially offset by a $17.0 million increase in royalty costs and $8.4 million increase in product costs driven primarily by CIMERLI sales and the mix of products sold.

The increase in cost of goods sold for the nine months ended September 30, 2023 compared to the same period in the prior year was due to a $28.1 million increase in royalty costs and $13.1 million increase in product costs both driven primarily by CIMERLI sales and the mix of products sold, $3.0 million in contract modification fees with one of our manufacturers for reducing the number of UDENYCA batches to be produced, and $2.3 million in write-offs, net of recoveries for inventory that was damaged during processing. These unfavorable factors were offset by the $26.0 million write-down in the third quarter of 2022 of inventory at risk of expiration and due to the sale in the third quarter of 2023 of certain of those UDENYCA units having no carrying value following the write-off and a total original cost of $2.4 million.

In addition, gross margins in the three and nine months ended September 30, 2023 were unfavorably impacted due to product mix resulting from increased volumes of CIMERLI sold following the product specific Q-Code implementation in April 2023, the launch of UDENYCA AI in May 2023, and the launch of YUSIMRY in July 2023.

We expect our gross margin for the full year 2023 to be lower than the full year 2022 primarily due to royalties incurred on CIMERLI sales, sales of YUSIMRY in a very competitive market, and continued declines in net realized prices of UDENYCA due to market pressures.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$25,647	$45,808	$(20,161)	$83,068	$170,336	$(87,268)

The decrease in research and development expense in the three months ended September 30, 2023 was primarily due to the following:

●	a decrease of $9.0 million in YUSIMRY costs primarily due to certain manufacturing costs for YUSIMRY being capitalized since mid-2022, as well as completion of key studies in the second half of 2022;
●	a decrease of $6.4 million in costs to develop additional presentations of UDENYCA;
●	a decrease of $5.2 million in personnel and stock-based compensation expense primarily due to fewer employees;
●	a decrease of $1.5 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs; and
●	a decrease of $1.4 million in co-development costs for LOQTORZI and CHS-006 resulting from reducing the scope of the development plan for LOQTORZI in the United States beginning in 2023.

The decrease was partially offset by an increase of $2.4 million for development of CHS-1000.

The decrease in research and development expense in the nine months ended September 30, 2023 was primarily due to the following:

●	the first quarter of 2022 including an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $20.1 million in co-development costs for LOQTORZI and CHS-006 resulting from reducing the scope of the development plan for LOQTORZI in the United States beginning in 2023;
●	a decrease of $17.1 million in YUSIMRY costs primarily due to certain manufacturing costs for YUSIMRY being capitalized since mid-2022, as well as completion of key studies in the second half of 2022;
●	a decrease of $11.7 million in costs to develop additional presentations of UDENYCA;
●	a decrease of $5.3 million in personnel and stock-based compensation expense primarily due to fewer employees; and
●	a decrease of $2.4 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs.

The decrease was partially offset by an increase of $4.3 million for development of CHS-1000.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our research and development expense for the full year 2023 to be lower than the full year 2022 due to the reduced scope of the development plan for LOQTORZI in the United States based on changes approved by us and Junshi Biosciences.

Selling, General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$48,224	$44,831	$3,393	$142,521	$144,860	$(2,339)

The increase in selling, general and administrative expense in the three months ended September 30, 2023 was primarily due to an increase in professional services of $4.7 million driven by the Surface Acquisition and third-party processing fees from multiple products being commercialized, partially offset by a $1.9 million reduction in employee and consultant costs due to a lower average headcount.

The decrease in selling, general and administrative expense in the nine months ended September 30, 2023 was primarily due to a lower average headcount, including reductions of $5.3 million in employee and consultant costs and $3.7 million in stock-based compensation. These decreases were partially offset by increases of $3.8 million in professional services driven by the Surface Acquisition and third-party processing fees, $1.6 million in facilities, supplies and materials to support the commercial infrastructure for our products, and $1.2 million in travel-related costs.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for the full year 2023 to be lower than the full year 2022 primarily as a result of decreased commercial costs and our reduction in force that occurred in the first quarter of 2023.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$10,268	$7,540	$2,728	$29,923	$23,089	$6,834

The increase in interest expense in the three months ended September 30, 2023 was primarily due to a higher average outstanding debt balance and higher average interest rate.

The increase in interest expense in the nine months ended September 30, 2023 was primarily due to a higher average outstanding debt balance and higher average interest rate. This was partially offset by $3.6 million of interest expense in the first nine months of 2022 related to the 2027 Term Loans discount and debt issuance costs that were allocated to unfunded tranches and subsequently amortized over the respective commitment periods for tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Our 2027 Term Loans have a variable interest rate component that resets at the beginning of every quarter, and the total interest rates ranged from 9.25% in the first quarter of 2022 to 12.00% in the fourth quarter of 2022. The interest rate on the 2027 Term Loans increased to 13.76% for the third quarter of 2023 and will be 13.91% for the fourth quarter of 2023. As a result of the higher interest rate and higher average outstanding debt balance, we expect interest expense to be higher for the full year 2023 compared to the full year 2022.

Loss on Debt Extinguishment

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Loss on debt extinguishment	$—	$6,222	$(6,222)

The $6.2 million loss on debt extinguishment recorded in the first nine months of 2022 resulted from voluntarily prepaying all amounts outstanding under the 2025 Term Loan in January 2022.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Other income (expense), net	$2,253	$1,339	$914	$5,598	$1,814	$3,784

Other income (expense), net in the three months and nine months ended September 30, 2023 changed favorably compared to the same period in the prior year primarily due to investing in our marketable securities during the fourth quarter of 2022. This resulted in interest income and non-cash accretion of discount on our marketable securities held during the three and nine months ended September 30, 2023 compared to not holding investments in marketable securities during the same periods in the prior year.

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of the change in deferred tax balances resulting from the recognition of a deferred tax liability related to the Surface Acquisition. The Company recognized $0.4 million of income tax benefit for the three and nine months ended September 30, 2023. No income tax provision or benefit was recognized for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Financial assets
Total Cash, cash equivalents and marketable securities	$131,077	$191,681

Debt obligations:
2027 Term Loans	$246,217	$245,483
2026 Convertible Notes	226,557	225,575
Total debt obligations	$472,774	$471,058

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2021, 2022 and the three and nine months ended September 30, 2023. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of our products.

On September 8, 2023, we obtained $28.8 million of cash, cash equivalents and marketable securities as part of the Surface Acquisition.

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

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.25 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.75 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, the Company increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million. During the three months ended September 30, 2023, 2,428,311 shares were sold pursuant to the ATM Offering. For the ATM Offering program to date as of September 30, 2023, we sold 4,476,645 shares of common stock at a weighted-average price per share of $5.81 for gross proceeds of $26.0 million and received net proceeds of $25.4 million, net of $0.6 million of commissions and fees. During the nine months ended September 30, 2023, we sold 3,559,761 shares of common stock at a weighted-average price per share of $5.43 for gross proceeds of $19.3 million pursuant to the ATM Offering and received net proceeds of $18.9 million, net of $0.5 million of commissions and fees. As of September 30, 2023, we had approximately $66.5 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of September 30, 2023, we had an accumulated deficit of $1.5 billion and cash, cash equivalents, and marketable securities of $131.1 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales, ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

As of September 30, 2023, we were in full compliance with these covenants, and there were no events of default under the 2027 Term Loans.

2026 Convertible Notes

As of September 30, 2023, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $226.6 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on September 29, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $44.7 million based on our closing stock price of $3.74.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of September 30, 2023, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of September 30, 2023:

Counterparty	Description	Potential Aggregate Milestone Amount (1)
Junshi Biosciences	LOQTORZI	$380.0 million (2)
	CHS-006 anti-TIGIT antibody	$255.0 million (3)
Bioeq	CIMERLI	€5.0 million (4)

(1)	Excludes any amounts due according to the Term Sheet with Klinge Biopharma. The Company and Klinge Biopharma continue to conduct due diligence and discuss terms of the transaction. The material terms of the transaction with Klinge Biopharma will be included in a subsequent filing by the Company when definitive agreements are executed.
(2)	On October 27, 2023, we announced that the FDA approved LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We expect to launch LOQTORZI in the U.S. in the first quarter of 2024. We plan and project payment of the $25.0 million milestone payment that became due because of the recent FDA approval of LOQTORZI to occur in March 2024.
(3)	Upon initiation of the first qualifying clinical trial that contains the optioned TIGIT molecule, we will be required to pay Junshi Biosciences a milestone payment of $20.0 million.
(4)	Relates to a milestone contingent upon the launch readiness of a PFS product, if achieved during 2023.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments can be in the form of cash, stock or a combination of cash and stock. As of September 30, 2023, no payments are due to CVR holders. For further details, see Note 6. Surface Acquisition in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of September 30, 2023 were $81.9 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the nine months ended September 30, 2023, as compared to the discussion in the 2022 Form 10-K, except for the Amendment entered into on October 24, 2023 for our principal executive offices as outlined in Note 15. Subsequent Events in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(161,947)	$(141,171)
Net cash provided by (used in) investing activities	109,437	(36,952)
Net cash provided by financing activities	69,234	47,733
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,724	$(130,390)

Net cash used in operating activities

Cash used in operating activities of $161.9 million for the nine months ended September 30, 2023 was primarily due to the net loss of $158.2 million adjusted for non-cash items including stock-based compensation expense of $32.3 million and other non-cash adjustments of $7.2 million, partially offset by the changes in our operating assets and liabilities of $43.2 million.

Cash used in operating activities of $141.2 million for the nine months ended September 30, 2022 was primarily due to the net loss of $232.9 million adjusted for the classification of the cash option payment to Junshi Biosciences of $35.0 million to investing activities, non-cash items including stock-based compensation expense of $39.0 million, write-down for inventory at risk of expiration of $26.0 million, loss on debt extinguishment of $6.2 million and other non-cash adjustments of $10.1 million, partially offset by the changes in our operating assets and liabilities of $24.6 million.

Net cash provided by (used in) investing activities

Cash provided by investing activities of $109.4 million for the nine months ended September 30, 2023 was primarily due to proceeds from maturities of investments in marketable securities of $108.1 million, proceeds from sale of investments in marketable securities of $13.3 million, and $7.0 million of cash acquired from the Surface Acquisition, partially offset by purchases of investments in marketable securities of $19.5 million.

Cash used in investing activities of $37.0 million for the nine months ended September 30, 2022 was primarily due to the option fee payment of $35.0 million to license CHS-006 from Junshi Biosciences and purchases of property and equipment of $2.0 million.

Net cash provided by financing activities

Cash provided by financing activities of $69.2 million for the nine months ended September 30, 2023 was primarily due to proceeds of $53.6 million from the Public Offering, net of issuance costs, $18.2 million proceeds from the ATM Offering, net of issuance costs, and $1.3 million proceeds from purchase under the ESPP. These were partially offset by $3.3 million in tax payments related to net share settlement.

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

Other than as relates to the Surface Acquisition which was accounted for as a business combination and is described below, there have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2023, as compared to the critical accounting estimates described in our 2022 Form 10-K. We believe that the critical accounting estimates discussed in the 2022 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Business Combination Accounting and Valuation of Acquired Assets

We completed the Surface Acquisition on September 8, 2023, which was accounted for as a business combination. We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Judgment was required in assessing whether the acquired processes or activities, along with their inputs, met the criteria to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill, or when there is an excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration, a bargain purchase gain is recorded in the condensed consolidated statement of operations. The estimations of fair values are based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and discount rate.

During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed, if based on facts and circumstances existing at the acquisition date, are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to goodwill or bargain purchase gain.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $131.1 million, primarily invested in U.S. treasuries and government agency securities, commercial paper, corporate bonds and money market funds. Our primary exposure to market risk is interest rate sensitivity. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

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

We are exposed to interest rate risk with respect to variable rate debt. As of September 30, 2023, we had $250.0 million principal outstanding on our 2027 Term Loans that starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended September 30, 2023 was 13.76%, and the interest rate during the fourth quarter of 2023 will be 13.91%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of September 30, 2023.

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

Substantially all of our sales are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we make purchases of CIMERLI inventory from and pay royalties to our partner Bioeq that are denominated in Euros. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our condensed consolidated statements of operations. For information on our economic hedges of foreign currency exchange rate risk, see Note 10. Derivatives in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 1.              Legal Proceedings

The information called for by this Item is incorporated herein by reference to the information set forth in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only three products that have been approved and marketed, with multiple products either approved and not yet marketed or not approved and still in development.
●	We may be unable to realize the anticipated benefits of the Surface Acquisition.
●	The applicability of clinical data generated outside the United States, particularly from a single country such as China, is subject to FDA concurrence for its suitability in supporting product approvals in the United States. If the FDA or comparable regulatory agencies do not accept data from such trials, our development plans will be delayed and diminished, which could materially harm our business.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI and CHS-006, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance these product candidates through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. LOQTORZI faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	The future commercial success of our product LOQTORZI and our product candidates CHS-006, casdozokitug and CHS-114 and any other immuno-oncology product candidates, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business.
●	If an improved version of an originator product, such as Neulasta, Humira or Lucentis, is developed or if the market for the originator product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks. Any adverse developments affecting the manufacturing operations of our biosimilar product candidates could substantially increase our costs and limit supply for our product candidates.
●	The continuation of the war between Russia and Ukraine and the war between Israel and Hamas may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

With the exception of generating net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2022, including net losses of $291.8 million and $287.1 million in 2022 and 2021, respectively. We also incurred a net loss of $158.2 million in the nine months ended September 30, 2023. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of September 30, 2023, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and commercial expenses for LOQTORZI, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. Launching this product and advancing our product candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

For YUSIMRY and CIMERLI, which are launched products, and if we obtain regulatory approval to market any other biosimilar product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

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

As of September 30, 2023, our cash, cash equivalents and marketable securities were $131.1 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	our ability to successfully integrate the business of Surface following consummation of the Surface Acquisition;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our long-term debt; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We may fail to realize the anticipated benefits of the Surface Acquisition.

On September 8, 2023, we completed the Surface Acquisition. Our future success will depend, in part, upon our ability to manage our expanded business, including challenges related to the management and monitoring of new operations and products and associated increased costs and complexity associated with the acquisition of Surface. It is possible that the integration of Surface’s business could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of Surface; or inconsistencies in standards, controls, procedures or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies may also divert management’s attention from our core business and other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. In particular, the acquisition may not be accretive to our stock value in the near or long term.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar and immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products include UDENYCA, YUSIMRY, LOQTORZI and CIMERLI which are approved for commercialization in the United States, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	CHS-006;
●	additional presentations of UDENYCA;
●	CHS-1000;
●	casdozokitug; and
●	CHS-114

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize UDENYCA product presentations, CIMERLI and LOQTORZI;
●	our ability to successfully commercialize YUSIMRY in a very competitive adalimumab market;
●	competing against numerous current and future pegfilgrastim, ranibizumab and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory and marketing approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;

●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, that may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

The future commercial success of our product LOQTORZI and our product candidates CHS-006, casdozokitug and CHS-114 and any other immuno-oncology product candidates, if approved, will depend on our ability to successfully transition our company’s clinical, commercial, manufacturing, regulatory, marketing and general historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. We may have little or no success making this strategic transition if there is difficulty hiring and retaining employees with expertise in both biosimilar and immuno-oncology products, managing our licensing relationship with our partner for LOQTORZI and CHS-006, regulatory differences between biosimilars and immuno-oncology products and other factors.

Our acquisition of LOQTORZI, CHS-006, casdozokitug and CHS-114 represented a significant strategic shift for our company from a historical focus on biosimilars to a new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business. Pivoting in this manner requires hiring and retaining new employees with expertise across multiple therapeutic areas, particularly immuno-oncology, in a highly competitive global market for talent. In addition, our strategic transition requires us to rely heavily on our licensing relationship with Junshi Biosciences, our partner for LOQTORZI. A bilateral relationship involves significant risks, including those discussed below in the Risk Factor titled “we are dependent on Junshi Biosciences, Bioeq, and Orox) for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.” We have managed in a highly complex regulatory environment for biosimilars in the past where approval from the FDA primarily requires a demonstration that our product shows biosimilarity with the reference product. However, with our strategic shift to operating in both the biosimilar and immuno-oncological spaces, we must still maintain regulatory expertise within the biosimilar area while also building capabilities in the immuno-oncology market. FDA regulation of immuno-oncology product candidates like LOQTORZI is different than for biosimilars because we must demonstrate the safety, purity and efficacy of the product candidate to the satisfaction of the FDA rather than relying on the safety and efficacy data of the reference product and demonstrate biosimilarity. This process of generating acceptable safety and efficacy data from clinical trials represents a relatively new approach for our company, so it involves more execution risk for us than for biosimilars where we have many years of experience advancing product candidates. If we fail to successfully manage the transition of our focus on biosimilars to our new strategy to build a leading immuno-oncology franchise funded with cash generated by our commercial biosimilar business it will materially and adversely affect our financial results.

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

Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct foreign inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shut-downs, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has periodically shut down and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if they are put in place again in regions such as China, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including in China where we partner with Junshi Biosciences for LOQTORZI, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Competitive Activity

Our biosimilar products or our biosimilar product candidates, if approved, will face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our product LOQTORZI and product candidate CHS-114, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

We operate in highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have demonstrated the ability to effectively discover molecules, obtain patents, develop, test and obtain regulatory approvals for products, as well as an ability to effectively commercialize, market and promote approved products. Numerous companies, universities and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors are large, experienced multinational pharmaceutical and biotechnology companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, legal, governmental affairs, manufacturing, personnel, and marketing resources, with additional benefits of mergers and acquisitions.

LOQTORZI is entering a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company

(“BMS”), Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), and Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi S.A. (“Sanofi”), and Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”). In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis International AG (“Novartis”)). We believe there is potentially a high unmet need for LOQTORZI for treatment for NPC based on the current FDA-approved treatment alternatives and the lack of any approved immunotherapies.

CHS-114, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi, AbbVie, Bayer, LaNova and Immunophage;

UDENYCA faces competition in the United States from Amgen, Viatris Inc. (“Viatris”), Sandoz International GmbH (“Sandoz”), Pfizer and Spectrum Pharmaceuticals, Inc. (“Spectrum”), and is expected to face competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), each of which has announced the approval of a pegfilgrastim biosimilar and have launched their products for sale in the United States.

CIMERLI faces competition in the United States from F. Hoffman-La Roche Ltd. (“Roche”)/Genentech (the manufacturer of Lucentis, Vabysmo and SusvimoTM) and Biogen Inc. (“Biogen”) with collaborator Samsung Bioepis Co., Ltd. (“Samsung Bioepis”), who have each disclosed the development of a Lucentis biosimilar candidate.

YUSIMRY, following our launch in July 2023, faces competition in the United States from AbbVie Inc. (“AbbVie”) (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States.

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

If other competitors to LOQTORZI, casdozokitug, CHS-114 and CHS-006 are approved and successfully commercialized before LOQTORZI, casdozokitug, CHS-114 and CHS-006, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or antibodies targeting TIGIT or are developing such compounds for commercialization in the United States. If other competitors to LOQTORZI, casdozokitug, CHS-114 and CHS-006 are successfully commercialized before LOQTORZI, casdozokitug, CHS-

114 and CHS-006, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

Our development of novel biologic product candidates, such as casdozokitug, CHS-114 and CHS-006, subjects us to additional risks relating to biosimilar competition. In particular, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

We believe that LOQTORZI and any of our future product candidates approved under an original BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

As of September 30, 2023, we had 299 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Further, as we develop and build our immuno-oncology platform, such work could further divert internal resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage the transition in our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover and transition of our strategy, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have exclusive licenses from Junshi Biosciences to develop and commercialize LOQTORZI and CHS-006 in the United States and Canada. We have an exclusive license from Bioeq to commercialize CIMERLI in the United States. Our licensors are responsible for supplying us with drug substance and final drug products.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a PAS, NDA supplement or MAA variation or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

On January 24, 2019, we entered into settlement and license agreements with AbbVie, that grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolved all then pending disputes between the parties related to YUSIMRY. Under the United States settlement, our license period in the United States commences on July 1, 2023.

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

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have four approved products: UDENYCA, CIMERLI, YUSIMRY and LOQTORZI.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, in 2020 during FDA’s review of Bioeq’s Section 351(k) BLA for CIMERLI, the FDA requested that Bioeq submit additional manufacturing data for the equipment in its new location, leading Bioeq to withdraw its Section 351(k) BLA for this candidate in order to provide the requested data and to resubmit the application thereafter. Neither we nor any collaboration partner has obtained regulatory approval for any of our products and product candidates, other than UDENYCA, which has received approval from the FDA and EMA, YUSIMRY, and CIMERLI which have received approval from the FDA, and LOQTORZI, which has received approval from the FDA and is also approved for use in China, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

We are marketing UDENYCA, CIMERLI and YUSIMRY in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel) (for which we discontinued development), rituximab (Rituxan) (for which we discontinued development), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our biosimilar product candidates in the United States and may seek to partner commercially all biosimilars outside the United States.

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

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. If a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar. Additionally, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $3.60 to $38.10 per share during the period from November 6, 2014 through September 30, 2023 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 43.6% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition we recently sold shares of our common stock in the Public Offering and we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. Further, we expect to issue a significant number of shares of our common stock in connection with the consummation of our acquisition of Surface later this year. As of September 30, 2023, there were 109.1 million shares of common stock outstanding.

In addition, as of September 30, 2023, approximately 31.5 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 11. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2022. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our ESPP, eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of September 30, 2023, we reserved for future issuance under the 2016 Plan a total of 1.9 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $131.1 million of cash, cash equivalents and marketable securities as of September 30, 2023 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

Factors arising from the COVID-19 pandemic could result in us not being able to maintain UDENYCA’s market position or increase its penetration against all of Neulasta’s dosage forms, achieve a successful launch of new products or recently launched products like YUSIMRY, and could result in our inability to meet development milestones for our product candidates, each of which would harm our business, financial condition, results of operations and growth.

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

The continuation of the war in Ukraine and the war between Israel and Hamas may exacerbate certain risks we face.

The war between Russia and Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. The outbreak of war between Israel and Hamas may also increase the risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect either conflict to directly have a significant effect on our financial condition or results of operations. However, if the wars between Russia and Ukraine or between Israel and Hamas, escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of, and adverse impacts on, countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Despite the implementation of security measures, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, “phishing” attacks, malware, ransomware, denial of service and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/ or proprietary data, including health-related information or other personal information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In addition, geopolitical tensions or conflicts, such as the war between Russia and Ukraine or the war between Israel and Hamas, may create a heightened risk of cyberattacks. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If we or any of our third-party collaborators or service providers were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, the continued hybrid working environment has generally increased the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the GDPR took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. The GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

Further, since the beginning of 2021, we have also been subject to the  United Kingdom General Data Protection Regulation and Data Protection Act 2018, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. Other foreign jurisdictions are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter ended September 30, 2023. A total of 90,873 shares were surrendered to us in the third quarter of 2023, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1	Settlement and License Agreement among Coherus BioSciences, Inc., AbbVie Inc. and AbbVie Biotechnology Ltd dated January 24, 2019.				X

10.2	Amendment No. 2 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC dated September 11, 2023.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

COHERUS BIOSCIENCES, INC.

Date: November 6, 2023	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	/s/ McDavid Stilwell
McDavid Stilwell
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2023	/s/ Bryan McMichael
Bryan McMichael
Executive Vice President, Accounting, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)