Form 10-K
period 2023-12-31
Coherus BioSciences, Inc.
filed 2024-03-15
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-36721

Coherus BioSciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware		27-3615821
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

333 Twin Dolphin Drive, Suite 600 Redwood City, California 94065 (Address of principal executive offices)		94065 (Zip Code)
(650) 649-3530
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CHRS	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2023 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was $324,137,955. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of February 29, 2024 was 112,714,488.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2023.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I

ITEM 1.	Business	3

ITEM 1A.	Risk Factors	25

ITEM 1B.	Unresolved Staff Comments	71

ITEM 1C.	Cybersecurity	71

ITEM 2.	Properties	72

ITEM 3.	Legal Proceedings	72

ITEM 4.	Mine Safety Disclosures	72

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	73

ITEM 6.	[Reserved]	74

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	90

ITEM 8.	Financial Statements and Supplementary Data	91

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135

ITEM 9A.	Controls and Procedures	135

ITEM 9B.	Other Information	137

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	137

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	138

ITEM 11.	Executive Compensation	138

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	138

ITEM 14.	Principal Accounting Fees and Services	138

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	139

ITEM 16.	Form 10-K Summary	139

	Signatures	144

UDENYCA®, YUSIMRY® and LOQTORZI®, whether or not appearing in large print or with the trademark symbol, are trademarks of Coherus, its affiliates, related companies or its licensors or joint venture partners, unless otherwise noted. Trademarks and trade names of other companies appearing in this Annual Report on Form 10-K are, to the knowledge of Coherus, the property of their respective owners.

ii

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Coherus,” the “Company,” “we,” “us,” and “our,” and similar references refer to Coherus BioSciences, Inc. and its wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;
●	our expectations regarding our ability to develop and commercialize our product candidates in the United States and Canada;
●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
●	our reliance on third-party contract manufacturers to supply our product candidates and products for us;
●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;
●	our financial performance, including, but not limited to, projected future performance of our gross margins, research and development expenses and selling and general administrative expenses;
●	the implementation of strategic plans for our business, products and product candidates;
●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;
●	the cost, timing and outcomes of litigation involving our products and product candidates;
●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
●	the benefits of the use of our products and product candidates;
●	the rate and degree of market acceptance of our current or any future products product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta and Humira and other biosimilar products made by other companies;
●	developments and projections relating to our competitors, our market opportunity and our industry; and
●	the potential impact of COVID-19 and the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of United States Food and Drug Administration (“FDA”)-approved oncology products, including LOQTORZI® (toripalimab-tpzi). Our strategy is to build a leading immuno-oncology business funded with cash generated from our diversified portfolio of FDA-approved therapeutics.

As of March 15, 2024, our commercial portfolio includes two FDA-approved biosimilar products. Our first product, UDENYCA®, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023 we announced that the FDA approved the PAS for our third pegfilgrastim presentation, the UDENYCA® on-body injector (“UDENYCA ONBODY”). UDENYCA ONBODY became commercially available in the first quarter of 2024. Our second product, YUSIMRY® (adalimumab-aqvh), a biosimilar to Humira (adalimumab), was launched in the United States in July 2023. Another product, CIMERLI® (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. We launched CIMERLI commercially in the United States in October 2022. On January 19, 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between us and Sandoz Inc., a Delaware corporation (“Sandoz”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz (the “Sale Transaction”) for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Our commercial portfolio includes LOQTORZI, a novel PD-1 inhibitor that we developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

We also have a pipeline of earlier stage clinical and preclinical immuno-oncology programs. On September 8, 2023, we acquired Surface Oncology, Inc. (“Surface”) and took ownership of its assets, including its portfolio of product candidates. The lead clinical stage product candidate from our acquisition of Surface (the “Surface Acquisition”) is casdozokitug (CHS-388, formerly SRF388), an investigational antibody targeting interleukin 27 (“IL-27”), an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, both IL-27 subunits, EBI3 and p28, are highly expressed during pregnancy in the placenta and their expression is associated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in November 2020.

Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). Our second clinical-stage product candidate from the Surface Acquisition, CHS-114 (formerly SRF114), is an investigational afucosylated immunoglobulin isotype G1 (“IgG1”) antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). CHS-114 is designed to cause depletion of intra-tumoral CCR8 expressing Treg cells, important regulators of immune suppression, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both, and CCR8 cytolytic antibodies have shown anti-tumor activity in preclinical cancer models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 (clinicaltrials.gov identifier# NCT05635643). We are also pursuing an early-stage development candidate that is in investigational new drug application-enabling studies, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME.

In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we also own two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) and GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), respectively. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the Contingent Value Rights Agreement, dated September 8, 2023, by and among us and  Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”) to the holders of contingent value rights (“CVRs”).

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. We announced on December 26, 2023 that the FDA approved the PAS for our third pegfilgrastim presentation, UDENYCA ONBODY™, the first and only pegfilgrastim biosimilar on-body injector novel in its design. UDENYCA ONBODY became commercially available in the first quarter of 2024.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

On December 11, 2023 we announced that the National Comprehensive Cancer Network (“NCCN”) updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861).
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 (clinicaltrials.gov identifier# NCT05635643).

●	We are pursuing a development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We plan to submit an investigational new drug application (“IND”) to the FDA in the second quarter of 2024 for CHS-1000.
●	In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we also own NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. NZV930 is an antibody designed to inhibit CD73, which is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 aims to reduce the production of immunosuppressive adenosine within the TME. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 is designed to block the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023. The list price of YUSIMRY at launch represented an approximately 85% discount to the list price of Humira. YUSIMRY is now available for sale nationwide through select retail, mail order, and specialty pharmacy channels, including Mark Cuban Cost Plus Drug Company, PBC.

Ophthalmology – Sold to Sandoz pursuant to the Sale Transaction

●	CIMERLI is a Lucentis biosimilar. On November 4, 2019, we entered into a license agreement (the “Bioeq Agreement”) with Bioeq IP AG (“Bioeq”) for the commercialization of CIMERLI in certain dosage forms in both a vial and pre-filled syringe (“PFS”) presentation. Under the Bioeq Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

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

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Oncology Franchise Market Opportunity

LOQTORZI Opportunity

According to Clarivate/Decision Resource Group, the Squamous Cell Carcinoma of the Head and Neck (“SCCHN”) therapy market was expected to increase 9% annually over the 2022-2032 forecast period. In 2022, sales of SCCHN therapies in the major pharmaceutical markets under study (United States, France, Germany, Italy, Spain, United Kingdom, and Japan) totaled $1.5 billion, and sales were expected to increase to almost $3.5 billion in 2032. Fueling this growth are the continued uptake of pembrolizumab in the recurrent or metastatic first-line setting, its label expansion into the locoregionally advanced setting, and the expected approval of four new therapies.

PD-1 inhibitors are expected to be the sales-leading drug class in 2032, garnering major-market sales of over $1.7 billion, and we expect these agents to be approved for both non-nasopharyngeal and nasopharyngeal drug-treatable patient populations. By the end of 2032, we expect them to be prescribed mostly in the large and commercially lucrative locoregionally advanced and recurrent or metastatic first-line setting.

Immuno-oncology agents, and the PD-1/PD-L1 class in particular, have shifted the treatment paradigm across a broad range of tumors, and across the continuum of cancer settings (metastatic to early stage). Clinical adoption of PD-1/PD-L1 therapies has been driven by the proven versatility of certain therapies within the class to be used as a monotherapy, as well as combination therapy with targeted agents such as tyrosine kinase inhibitors, chemotherapy, or other immunotherapy agents to achieve durable tumor responses and improved survival benefits, with acceptable toxicity profiles. The improved safety profile observed for approved PD-L1 therapies versus chemotherapy enables these therapies to be used as a backbone therapy in a broad array of combination regimens.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (NPC), and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

LOQTORZI is a next-generation programmed death receptor-1 (“PD-1”) monoclonal antibody that blocks PD-1 ligands PD-L1 and PD-L2 with high potency at a unique site on the PD-1 receptor, enabling the immune system to activate and kill the tumor.

NPC is a type of aggressive cancer that starts in the nasopharynx, the upper part of the throat behind the nose and near the base of the skull. NPC is rare in the United States, with an annual incidence of fewer than one per 100,000 people. The five-year survival rate for all patients diagnosed with NPC is approximately 60%, however, those who are diagnosed with advanced disease have a five-year survival rate of approximately 49%.

Due to the location of the primary tumor, surgery is rarely an option, and, before the launch of LOQTORZI, patients with localized disease were treated primarily with radiation and chemotherapy. Patients treated with chemotherapy alone experience poor prognosis: only 20% experience one-year progression-free survival; up to 50% developed distant metastasis during their disease course; and low median overall survival (“OS”) of 29 months.

Based on SEER and DRG models, we estimate that the annual drug-treatable population in the United States for NPC is approximately 2,000 patients annually. Of this group, 60% have relapsed/metastatic disease and would be candidates for LOQTORZI. 40% have localized disease that can progress to relapsed/metastatic within a 12-24 month timeframe.

On Dec. 11, 2023 we announced that the NCCN updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

The NCCN recommendations were based on results of the JUPITER-02 Phase 3 study and the POLARIS-02 Phase 2 study. In the JUPITER-02 Phase 3 study, LOQTORZI combined with chemotherapy significantly improved progression-free survival, reducing the risk of disease progression or death by 48% compared to chemotherapy alone. LOQTORZI also demonstrated a statistically significant and clinically meaningful improvement in OS, with treatment resulting in a 37% reduction in the risk of death versus chemotherapy alone. In the POLARIS-02 clinical study, LOQTORZI demonstrated durable anti-tumor activity in patients with recurrent or metastatic NPC who failed previous chemotherapy, with an objective response rate of 20.5%, a disease control rate of 40%, and a median OS of 17.4 months with an acceptable safety profile.

LOQTORZI is the first FDA-approved therapy for NPC, and we believe could represent a new standard of care for treating the disease when used in combination with cisplatin and gemcitabine in the first line setting or as monotherapy in the second line or greater setting. On November 27, 2023, we announced that we established a wholesale acquisition cost for LOQTORZI of $8,892.03 per single-use vial.

UDENYCA Biosimilar

We initiated United States sales of UDENYCA in January 2019, and in 2023 we recorded UDENYCA net product sales of $127.1 million. UDENYCA is currently approved by the FDA in both PFS and AI presentation, and as we announced on December 26, 2023, the FDA approved the PAS for our third pegfilgrastim presentation, UDENYCA ONBODY. UDENYCA ONBODY became commercially available in the first quarter of 2024.

PFS products currently account for approximately 56% of the overall pegfilgrastim market, which annually comprises sales of approximately 1.4 million units. Prior to the launch of UDENYCA ONBODY, approximately 43% of the remaining market was held by Neulasta Onpro®, an on-body presentation of pegfilgrastim owned by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). UDENYCA ONBODY could potentially expand the UDENYCA market opportunity into a portion of the market held by Neulasta Onpro.

Immunology Franchise Market Opportunity

YUSIMRY

In 2023, Humira revenue in the United States was approximately $12.2 billion. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023. The list price of YUSIMRY at launch represented an approximately 85% discount to the list price of Humira. This pricing strategy provides physicians, patients, payers, and employers with access to low-cost, high-quality, safe and effective treatment. YUSIMRY Solutions™—our patient services platform—facilitates improved access and fast and seamless experience as patients start or switch to YUSIMRY based on a determination by their healthcare provider.

YUSIMRY is now available for sale nationwide through select retail, mail order, and specialty pharmacy channels and was the first biologic offered by Mark Cuban Cost Plus Drug Company, PBC.

For our commercial strategy with YUSIMRY, we believe that payor coverage policies and formularies dictate provider access to both Humira and adalimumab biosimilars and that a combination of factors influence formulary decision making. With the implementation of the Inflation Reduction Act of 2022 (the “IRA”), in 2025 the Part D benefit will be restructured and liability for all Part D plans will significantly increase. This change in liability will shift plan costs into Part D plan bids, as opposed to costs being primarily paid through reinsurance, as is the case under the benefit today. Therefore, Part D plans may re-structure formularies to include products with low WAC prices, creating potential opportunity for YUSIMRY in 2025 to achieve broader payer coverage.

Ophthalmology Franchise – Sold to Sandoz pursuant to the Sale Transaction

CIMERLI

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

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Sales and Marketing

Our strategy is to build a leading immuno-oncology franchise funded with cash generated from our diversified portfolio of FDA-approved therapeutics.

Following the FDA approval of LOQTORZI for NPC, the commercial launch commenced in January 2024 with our existing Oncology commercial and medical affairs teams. There are approximately 2,200 Oncologists that treat 80% of patients in the United States with NPC and 90% of these physicians practice in existing UDENYCA accounts creating significant synergies in our commercial execution. Our

Oncology commercial team was built to scale and meet the needs of our existing Oncology portfolio, as well as new indications for LOQTORZI that could come in the future, pending FDA approval.

In addition to the field facing teams, Coherus has a team of strategic account managers that support the portfolio of products and work directly with the largest accounts including group purchasing organizations, integrated delivery networks, and large clinic customers.

We have an experienced market access and patient services team that support the portfolio of Coherus’ products. This team is responsible for negotiating payer coverage with national and regional health plans and pension benefit managers (via a team of National Account Directors), servicing account specific questions regarding the billing, coding and reimbursement of Coherus’ products (via a team of Field Reimbursement Managers), and managing our Coherus Solutions patient services hub which provides product specific coverage, reimbursement and co-pay support for patients and providers.

For a discussion of risks related to sales and marketing, please see “Risk Factors—Risks Related to Launch and Commercialization of our Products and our Product Candidates.”

Manufacturing

We have entered into agreements with several contract manufacturing organizations (“CMOs”) for the manufacture and clinical drug supply of our commercial products and product candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. We have and may be required again to take inventory write-downs and incur other charges and expenses for products that are manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the fourth quarter of 2023, we recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors—Risks Related to Our Ability to Hire and Retain Highly Qualified Personnel” and “Risk Factors—Risks Related to Manufacturing and Supply Chain.”

Competition

While we believe that our biologics platform, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources. We operate in a highly competitive environment. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies commercializing and developing immuno-oncology and biosimilar products that would compete with our products and the product candidates in our pipeline.

LOQTORZI, following its recent launch, faces a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi S.A. (“Sanofi”), and Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”). In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis International AG (“Novartis”)). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

CHS-114, if approved, faces competition from programs in development specifically targeting CCR8, including those by BMS, Gilead/Jounce, Shionogi, AbbVie, Bayer, LaNova and Immunophage.

UDENYCA faces competition in the United States from Amgen, Viatris Inc. (“Viatris”), Sandoz, Pfizer and Spectrum Pharmaceuticals, Inc. (“Spectrum”), and also faces competition from Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), each of which has announced the approval of a pegfilgrastim biosimilar and have launched their products for sale in the United States.

YUSIMRY faces competition in the United States from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim GmbH (“Boehringer Ingelheim”) (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (“Biocon”) (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States.

We expect any products that we develop and commercialize directly or with partners to compete on the basis of, among other things, price and the availability of reimbursement from government and other third-party payers. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For a discussion of risks related to our competition, please see “Risk Factors— Risks Related to Competitive Activity.”

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

Settlement and License Agreements with AbbVie

In January 2019, we entered into three settlement and license agreements with AbbVie that grant Coherus global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolve all pending disputes between the parties related to YUSIMRY. Under the United States settlement, our license period in the United States commenced on July 1, 2023.

Settlement and License Agreements with Pfizer

In October 2019, we entered into a license and settlement agreement with Pfizer relating to Coherus’ patents and applications for patents directed to Humira (adalimumab) formulations.

License Agreement with Bioeq

In November 2019, we entered into the Bioeq Agreement with Bioeq for the commercialization of a biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under this agreement, Bioeq granted to us an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States. Bioeq will supply us the Bioeq Licensed Products in accordance with terms and conditions specified in the agreement and a manufacturing and supply agreement to be executed by the parties in accordance therewith.

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

The FDA approval of CIMERLI occurred on August 2, 2022, and we commercially launched CIMERLI in the United States on October 3, 2022. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

License Agreement with Bioeq and Genentech

On June 22, 2022, we entered into a license agreement with Genentech, Inc. (“Genentech”) and our partner Bioeq (the “Genentech Agreement”). Under the agreement, Genentech granted us and Bioeq a non-exclusive, royalty-bearing, license under certain of its patent rights to commercially launch and sell CIMERLI in the United States which started on the launch date on October 3, 2022. Pursuant to the terms of the Genentech Agreement, the royalty is a low single-digit percentage of net sales of CIMERLI that must be paid through the end of 2023. In addition, we obtained the right to make non-binding offers to sell and engage in manufacturing and stockpiling activities during specified time periods prior to the launch date pursuant to the terms of the Genentech Agreement. The term of the Genentech Agreement will expire when all of the valid claims in the patent rights licensed under the agreement expire. The agreement may be terminated by either party if a party materially breaches one or more of its material obligations, subject to customary cure period. If we, Bioeq or either party’s respective affiliates initiate, participate, or assist any other person in bringing or prosecuting any challenge to the validity of any patent rights licensed under the Genentech Agreement, Genentech may terminate the licenses granted under such licensed patent rights or terminate the Genentech Agreement in its entirety, unless we, Bioeq, or the applicable affiliates withdraw all such challenges or stop assisting in any such challenges. Genentech may also terminate the agreement in the event of our insolvency. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We have the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, we paid $35.0 million for the exercise of our option to license the TIGIT Program (as defined in the Collaboration Agreement). Subsequent joint development consistent with the Collaboration Agreement commenced. On January 10, 2024, we announced that we had delivered a notice of termination of the TIGIT Program to Junshi Biosciences pursuant to the Collaboration Agreement. Under the Collaboration Agreement, we retain the right to collaborate in the development of LOQTORZI and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. We recorded research and development expense of $145.0 million during the first quarter of 2021, related to an upfront payment for exclusive rights to LOQTORZI in the United States and Canada. We had entered into a Right of First Negotiation agreement with Junshi Biosciences and paid a fee of $5.0 million which was expensed as research and development expense in the fourth quarter of 2020. The Right of First Negotiation fee was fully credited against the total upfront license fee obligation under the Collaboration Agreement. As of December 31, 2023, we recorded $26.3 million in accrued and other current liabilities, inclusive of the $25.0 million milestone payment to Junshi Biosciences. Additionally, we recorded $6.3 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs, as well as an immaterial royalty obligation. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Adimab Development and Option Agreement

In October 2018, Surface and Adimab LLC (“Adimab”), entered into an amended and restated development and option agreement, (as amended by the amendments dated as of December 16, 2020, June 1, 2022 and July 18, 2022, “the A&R Adimab Agreement”), which amended and restated the development and option agreement with Adimab dated July 2014, as amended, (“the Original Adimab Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, we will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, extended the discovery term of the Original Adimab Agreement, provided access to additional antibodies, and expanded our right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

Upon our selection of a target, we and Adimab will initiate a research plan and the discovery term begins. During the discovery term, Adimab will grant us a non-exclusive, non-sublicensable license under its technology with respect to the target, to research, design and preclinically develop and use antibodies that were modified or derived using Adimab technology, solely to evaluate such antibodies, perform our responsibilities under the research plan, and use such antibodies for certain diagnostic purposes. We also will grant Adimab a non-exclusive, nontransferable license with respect to the target under our technology that covers or relates to such target, solely to perform its responsibilities under the research plan during the discovery period. We are required to pay Adimab at an agreed upon rate for its full-time employees during the discovery period while Adimab performs research on each target under the applicable research plan.

Adimab granted us an exclusive option to obtain a non-exclusive, worldwide, fully paid-up, sublicensable license under Adimab’s platform patents and other Adimab technology solely to research up to ten antibodies, chosen by us against a specific biological target for a specified period of time (the “Research Option”). In addition, Adimab granted us an exclusive option to obtain a worldwide, royalty-bearing, sublicensable license under Adimab platform patents and other Adimab technology to exploit, including commercially, 20 or more antibodies against specific biological targets (the “Commercialization Option”). Upon the exercise of a Commercialization Option, and payment of the applicable option fee to Adimab, Adimab will assign us the patents that cover the antibodies selected by such Commercialization Option. We will be required to use commercially reasonable efforts to develop, seek market approval of, and commercialize at least one antibody against the target covered by the Commercialization Option in specified markets upon the exercise of a Commercialization Option.

Under the A&R Adimab Agreement, we are obligated to make milestone payments and to pay specified fees upon the exercise of the Research Option or Commercialization Option. During the discovery term, we may be obligated to pay Adimab up to $0.3 million for technical milestones achieved against each biological target. Upon exercise of a Research Option, we are obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, we will be required to pay an option exercise fee of a low seven-digit dollar amount, and we may be responsible for milestone payments of up to an aggregate of $13.0 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, we are obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. We may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) foregoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, we are obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody. Any payments payable to Adimab as a result of any product candidates being developed pursuant to the license agreement between Surface and GSK, dated December 16, 2020, which was subsequently amended in August 2021 (as amended, the “GSK Agreement”), will be payable to Adimab directly by GSK.

The A&R Adimab Agreement will remain in effect until (a) the earlier of (i) the expiration of the Research and Commercialization Options (if they expire without exercise) and (ii) 12 months from the effective date without us providing materials that pass Adimab’s quality control; or (b) if a Research Option is exercised but the Commercialization Option is not, then upon the expiration of the last to expire research license term; or (c) upon commercialization of a product, until the end of the royalty term, which will vary on a product-by-product and country-by-country basis, ending on the later of (y) the expiration of the last valid claim covering the licensed product in such country as the product is manufactured or sold, or (z) ten years after the first commercial sale of the licensed product in such country.

Either party may terminate the A&R Adimab Agreement for material breach if such breach remains uncured for a specified period of time, however, if a Research Option or Commercialization Option has been exercised and the breach only applies to the applicable target of such Research Option or Commercialization Option, then the termination right will only apply to such target. We may also terminate the A&R Adimab Agreement for any reason with prior notice to Adimab. If Adimab is bankrupt, we will be entitled to a complete duplicate of, or complete access to, all rights and licenses granted under or pursuant to the A&R Adimab Agreement.

Novartis Institutes Out-licensing Agreement

In January 2016, Surface entered into the collaboration agreement between Surface and Novartis Institutes dated January 9, 2016 which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). Under the Novartis Agreement, we are currently entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, we may not receive any milestone payments or any royalty payments under the Novartis Agreement. We did not recognize any revenue relating to the Novartis Agreement from September 8, 2023 through December 31, 2023.

Unless terminated earlier, the Novartis Agreement will continue in effect until neither us nor Novartis Institutes is researching, developing, manufacturing or commercializing NZV930. Novartis Institutes may terminate the Novartis Agreement for any or no reason upon prior notice to the Company within a specified time period. Either party may terminate the Novartis Agreement in full if an undisputed material breach is not cured within a certain period of time or upon notice of insolvency of the other party. To the extent Novartis Institutes terminates for convenience, or we terminate for Novartis Institutes’ uncured material breach, Novartis Institutes will grant us, on mutually agreeable financial terms, an exclusive, worldwide, irrevocable, perpetual and royalty-bearing license with respect to intellectual property controlled by Novartis Institutes that is reasonably necessary to research, develop, manufacture or commercialize NZV930.

GSK Out-licensing Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target CD112R, also known as PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide us with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, we may not receive any milestone payments or any royalty payments under the GSK Agreement. We did not recognize license-related revenue under the GSK Agreement from September 8, 2023 through December 31, 2023.

Unless terminated earlier, the GSK Agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim or regulatory exclusivity covering such licensed product in such country. Either party may terminate the GSK Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. GSK may terminate the GSK Agreement for its convenience. We may terminate the GSK Agreement if GSK institutes certain actions related to the licensed patents or if GSK ceases development activities, other than for certain specified technical or safety reasons. In the event of termination, we would regain worldwide rights to the terminated program.

License Agreement with Vaccinex

On March 23, 2021, Surface and Vaccinex, Inc. (“Vaccinex”) entered into an exclusive product license agreement (the “Vaccinex License Agreement”) to exclusively license certain antibodies, including CHS-114. Pursuant to the terms of the Vaccinex License Agreement, we have a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies (each, a “Vaccinex Licensed Product”), including the antibody CHS-114 targeting CCR8.

Under the Vaccinex License Agreement, we are obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. We are responsible for all costs and expenses of such development, manufacturing and commercialization. Pursuant to the Vaccinex License Agreement, Surface paid Vaccinex a one-time fee of $0.9 million. Vaccinex is eligible to receive up to an aggregate of $3.5 million based on achievement of certain clinical milestones and up to an aggregate of $11.5 million based on achievement of certain regulatory milestones per Vaccinex Licensed Product. We also owe low single-digit royalties on global net sales of any approved licensed products. Commencing on the third anniversary of the date of the Vaccinex License Agreement and continuing until the first dosing of a Vaccinex Licensed Product in a clinical trial, we will be required to pay Vaccinex a nominal yearly maintenance fee. Since a patient was dosed with a Vaccinex Licensed Product, CHS-114, in January 2023, no yearly maintenance fees are due under the Vaccinex License Agreement.

We may terminate the Vaccinex License Agreement for convenience upon the notice period specified in the Vaccinex License Agreement. Either party may terminate the agreement for an uncured material breach by the other party. Vaccinex may terminate the Vaccinex License Agreement if we default on any payments owed to Vaccinex under the agreement, if we are in material breach of, and fail to cure, our development obligations, or institute certain actions related to the licensed patents. In the event of termination, all rights in the licensed intellectual property would revert to Vaccinex.

Term Sheet with Klinge Biopharma

On January 9, 2023, we announced that we entered into a term sheet (the “Term Sheet”) with Klinge Biopharma GmbH (“Klinge Biopharma”) for the exclusive commercialization rights to FYB203, a biosimilar candidate to Eylea® (aflibercept), in the United States. We notified Klinge Biopharma that we do not intend to pursue the transaction contemplated by the Term Sheet.

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

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States, the European Union (the “E.U.”) and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future. A country’s regulatory agency, such as the FDA in the United States, must approve a drug before it can be sold in the respective country or countries. The general process for biosimilar approval in the United States is summarized below. Many other countries, including countries in the E.U., have similar regulatory structures.

FDA Approval Process for Drugs and Biologics

Our products and product candidates are subject to regulation in the United States by the FDA as biological products or as drug product candidates. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending biologics license application (“BLA”) or new drug application (“NDA”), withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

The process required by the FDA before a new biologic or drug may be marketed in the United States is long, expensive and inherently uncertain. Biologic and drug development in the United States typically involves the completion of certain preclinical laboratory and animal tests in accordance with good laboratory practices (“GLP”), the submission to the FDA of an IND, which must become effective before clinical testing may commence, the performance of adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic or drug for each indication for which FDA approval is sought in compliance with good clinical practice (“GCP”) requirements, the submission to the FDA of an original BLA under Section 351(a) of the PHSA (“original BLA”) or an NDA, as appropriate, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced, and FDA approval and review of the original BLA or NDA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as, when applicable, animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. An IND is a request for allowance from the FDA to administer an investigational drug or biologic to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies, although the IND must also include the results of preclinical testing and animal testing assessing the toxicology, pharmacokinetic, pharmacology and pharmacodynamic characteristics of the product along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients with the condition under investigation, all under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP requirements, which are designed to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on United States patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Additionally, for both NDA and BLA products, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under the PDUFA as amended, each original BLA or NDA must be accompanied by a significant user fee. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, where the product candidate has received orphan drug designations for the sought indication or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews an original BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any original BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the original BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the original BLA or NDA. The FDA reviews the original BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for Priority Review, six months after the FDA accepts the application for filing. A BLA or NDA is eligible for Priority Review if the product or the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. In both standard and Priority Reviews, the review process may also be extended for a three-month period by the FDA to review additional information deemed a major amendment to the application.

During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”) is necessary to assure the safe use of the product. If the FDA concludes a REMS plan is needed, the sponsor of the original BLA or NDA must submit a proposed REMS plan. The FDA will not approve an original BLA or NDA without a REMS plan, if required. In determining whether a REMS plan is necessary, the FDA must consider the size of the population likely to use the drug or biologic, the seriousness of the disease or condition to be treated, the expected benefit of the drug or biologic, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug or biologic is a new molecular entity. A REMS plan may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the risks, limitations on who may prescribe or dispense the drug or biologic, or other measures that the FDA deems necessary to assure the safe use of the drug or biologic. In addition, the REMS plan must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval, or at another frequency specified in the REMS.

The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an original BLA or NDA, the FDA will typically inspect one or more clinical sites to ensure compliance with cGCP. After the FDA evaluates an original BLA or NDA and conducts any inspections in the U.S. or internationally that it deems necessary, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL may require additional clinical data and/or an additional clinical trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the original BLA or NDA does not satisfy the criteria for approval.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar under Section 351(k)

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. Thus, an application for licensure of a biosimilar product pursuant to a Section 351(k) BLA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

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

FDA approval is required before a biosimilar may be marketed in the United States. The FDA has discretion over the kind and amount of scientific evidence — laboratory, preclinical and/or clinical — required to demonstrate biosimilarity to a licensed biological product. The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with original BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

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

FDA Regulation of Combination Products

Certain products or product candidates, such as the OBI presentation of UDENYCA we developed, may be composed of components, such as drug components and device components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

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

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports are required following FDA approval of a marketing application. The FDA also may require post-market testing, including Phase 4 testing, implementation of a REMS, and/or surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, manufacturing, packaging, labeling, storage and distribution procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, request product recalls or impose marketing restrictions through labeling changes or product removals if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statutes or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases, may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and additional penalties for “knowing failures.” Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that lead to significant civil or criminal penalties or both and restrictions on data processing.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of UDENYCA, YUSIMRY, LOQTORZI and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-

party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. A significant portion of our sales are subject to substantial discounts to list price, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. Decreases in third-party reimbursement for UDENYCA, YUSIMRY, LOQTORZI or other products for which we receive regulatory approval or a decision by a third-party payer to not cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

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

Healthcare Reform, including the IRA

The United States federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry, including legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing. Most significantly, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar.

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

Human Capital Management

On March 3, 2023, we committed to a plan to reduce our workforce to focus resources on strategic priorities including the commercialization of our diversified product portfolio and development of innovative immuno-oncology product candidates. We initiated a reduction in force impacting approximately 50 full-time and part-time employees effective March 10, 2023 for most of these employees.

As of December 31, 2023, we had 306 full-time and part-time employees. All were located in the United States and none of our employees were represented by a labor union. We have not experienced any work stoppages and believe we have good relations with our employees and contractors. Our guiding principles are anchored on the goals of being able to recruit, incentivize, retain and integrate talented employees who can develop, implement, and drive long-term value creation strategies.

Compensation and Benefits

We believe our base salaries are fair and competitive with the external labor markets in which our employees work and are reviewed on a regular basis. We offer incentive programs that provide bonus opportunities to encourage and reward participants for our achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to employees to align such employees’ incentives with our long-term strategic objectives and the interests of our stockholders.

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

Inclusion and Diversity

People are a critical component of our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center of our business is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves. We believe that having a truly diverse workplace helps our company to achieve the best results, including by striving for diversity in terms of gender, ethnicity, nationality, disability status, veteran status and other factors. We launched our Diversity and Inclusion Program to our employees in 2020 and intend to continue implementation of the program in 2024. As of December 31, 2023, ethnically diverse employees represented approximately 37% of our employees and women composed 49% of our employees. We donate to non-profit organizations such as Life Science Cares, an organization focused on eliminating the impact of poverty on our neighbors. Our Chief Executive Officer also serves on the Board of Advisors of Life Science Cares.

Health and Safety

We are committed to a safe workplace for our employees and have implemented health and safety management processes, including training and awareness, into our operations. In response to the COVID-19 pandemic, we implemented additional safety measures for the protection of our employees, including work-from-home measures for applicable employees and additional cleaning and protective measures. We require that all employees are fully vaccinated for COVID-19 and recommend they get all booster shots recommended by the United States Centers of Disease Control and Prevention. We react to emergencies on an ongoing basis to protect our employees.

Training, Development and Engagement

Through our online learning platform, we deliver a variety of required learning modules, including those modules tied to our Code of Business Conduct, unlawful harassment and anti-corruption policies, which are completed periodically by all team members. We also have Performance Management Training and Interview Training programs for our managers. We have a highly collaborative, engaging company environment.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the United States. See “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part I, Item 1A “Risk Factors.”

We were incorporated in Delaware in September 2010. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on The Nasdaq Global Market under the symbol “CHRS.”

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at https://www.coherus.com free of charge. We also periodically release and publicize press releases to the public that are also available on our website’s section entitled “News” which we use as a recognized channel of distribution for our investors and other people interested in our company. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors. Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable law.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only three products that have been approved and marketed, with multiple products that are not approved and still in development.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar products face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. LOQTORZI faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta or Humira, is developed or if the market for the originator product significantly declines, sales of our biosimilar products may suffer.
●	Healthcare reform measures, including the IRA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires significant judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only three products that have been approved and marketed, with multiple products that are not approved and still in development.

With the exception of generating net income of $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2023, including net losses of $237.9 million, $291.8 million and $287.1 million in 2023, 2022 and 2021, respectively. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of December 31, 2023, we had an accumulated deficit of $1.6 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and commercial expenses for LOQTORZI, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. The recent launch of this product and future work to advance our product candidates through clinical development will be expensive and could result in us continuing to experience future net losses.

For YUSIMRY, UDENYCA and LOQTORZI which are launched products, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

Our expenses will increase substantially if and as we:

●	further develop our sales, marketing and distribution infrastructure for our current products and develop such infrastructure for new products once they are launched;
●	establish a sales, marketing and distribution infrastructure to commercialize any of our product candidates for which we may obtain marketing approval;
●	make upfront, milestone, royalty or other payments under any license agreements;
●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation, and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

As of December 31, 2023, our cash, cash equivalents and marketable securities were $117.7 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales from time to time through our sales agreement dated November 8, 2022 (“Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock through or to TD Cowen as our sales agent or principal in an at-the-market offering (“ATM Offering”), may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the loan agreement we entered into in January 2022 (as amended to date, the “Loan Agreement”) with BioPharma Credit PLC, (as the “Collateral Agent”), BPCR Limited Partnership, (as a “Lender”) and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “Lender”) that provides for a senior secured term loan facility of up to $300.0 million, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For more information on our restrictive covenants please read the Loan Agreement, the First Amendment to Loan Agreement, the Second Amendment and Waiver to Loan Agreement, and Consent, Partial Release and Third Amendment dated February 5, 2024 (the “Consent and Amendment”) among us, the Collateral Agent and the Lenders  filed as exhibits to our public filings. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar and immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products include UDENYCA, YUSIMRY and LOQTORZI which are approved for commercialization in the United States, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	CHS-1000
●	casdozokitug; and
●	CHS-114.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize all three UDENYCA product presentations and LOQTORZI;
●	our ability to successfully commercialize YUSIMRY in a very competitive adalimumab market;
●	competing against numerous current and future pegfilgrastim, ranibizumab and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar candidates;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our recently launched product, LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA, LOQTORZI and YUSIMRY, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Effective January 2019, CMS assigned a product specific Q-Code to UDENYCA, which is necessary to enable providers to separately bill for UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. However, reimbursement is not guaranteed, and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Codes assigned by CMS for UDENYCA, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor competing products. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue, may be significantly diminished.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to “cGMP” regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, original BLA submitted under Section 351(a) of the Public Health Service Act PHSA, Section 351(k) BLA or MAA. Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to ensure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. If our product candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval is obtained via an accelerated biosimilar approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, China or other foreign countries.

Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further administrative or inspectional delays. If a prolonged government shutdown occurs it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Competitive Activity

Our biosimilar products face significant competition from the reference products and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. Our product LOQTORZI and product candidate CHS-114, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

LOQTORZI recently entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck, Opdivo® (nivolumab) from BMS, Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca, Bavencio®

(avelumab) from EMD Serono Inc. and Pfizer, and Libtayo® (cemiplimab-rwlc) from Regeneron and Sanofi, and Jemperli (dostarlimab-gxly) from GlaxoSmithKline. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to BeiGene, Ltd. (in collaboration with Novartis). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

CHS-114, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi, AbbVie, Bayer, LaNova and Immunophage;

UDENYCA faces competition in the United States from Amgen, Viatris, Sandoz, Pfizer, and Spectrum, and is expected to face competition from Amneal and Fresenius, each of which has announced the approval of a pegfilgrastim biosimilar and have launched their products for sale in the United States.

YUSIMRY, following our launch in July 2023, faces competition in the United States from AbbVie (the holder of rights to Humira), Amgen (AmjevitaTM (adalimumab-atto)), Sandoz (HyrimozTM (adalimumab-adaz)), Samsung Bioepis (HadlimaTM (adalimumab-bwwd)), Pfizer (AbriladaTM (adalimumab-afzb)), Boehringer Ingelheim (CyltezoTM (adalimumab-adbm)) as well as Viatris / Biocon (Hulio® (adalimumab-fkjp)), Alvotech Holdings S.A. and Fresenius, each a company that has disclosed development plans for a Humira biosimilar candidate. As a result of continued expected competition from Humira and a large number of potential adalimumab (Humira) biosimilar competitors, we may not be able to achieve substantial topline sales for YUSIMRY in the United States.

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

If other competitors to LOQTORZI (in indications besides NPC), casdozokitug and CHS-114 are approved and successfully commercialized before LOQTORZI (in indications besides NPC), casdozokitug and CHS-114, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other competitors to LOQTORZI (in indications besides NPC), casdozokitug and CHS-114 are successfully commercialized before LOQTORZI (in indications besides NPC), casdozokitug and CHS-114, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If an improved version of an originator product, such as Neulasta or Humira, is developed or if the market for the originator product significantly declines, sales of our biosimilar products may suffer.

Originator companies may develop improved versions of a reference product as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a new or supplemental BLA submitted to the applicable regulatory authority. Should the originator company succeed in obtaining an approval of an improved biologic product, it may capture a significant share of the collective reference product market in the applicable jurisdiction and significantly reduce the market for the reference product and thereby the potential size of the market for our biosimilar products. In addition, the improved product may be protected by additional patent rights that may subject our follow-on biosimilar to claims of infringement.

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. External developments can also result in changing preferences for convenient forms of administration of products that may impact our business. As new products are approved that compete with the reference product to our biosimilar products, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share for our approved biosimilar products. As a result of the above factors, our business, prospects and financial condition could suffer.

Any product candidates for which we intend to seek approval as original biologic products may face competition sooner than anticipated.

Our development of novel biologic product candidates, such as casdozokitug and CHS-114, subjects us to additional risks relating to biosimilar competition. In particular, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

We may need to expand our organization, particularly due to employee turnover, and we may experience difficulties in managing this turnover, which could disrupt our operations.

As of December 31, 2023, we had 306 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time, and as we experience turnover, we may need to hire additional people in the future. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage during a period of employee turnover, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are dependent on Junshi Biosciences and Orox for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have exclusive licenses from Junshi Biosciences to develop and commercialize LOQTORZI in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products.

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

Risks Related to Manufacturing and Supply Chain

We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires significant judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.

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

Any adverse developments affecting manufacturing operations for our products and product candidates, including due to sudden or long-term changes in weather patterns or conflicts in particular geographic areas, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We also need to make a determination of excess or obsolete inventory that requires significant judgment and includes consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others. Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our products include those that are outside of our control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors. We may have to take inventory write-downs and incur other charges and expenses, such as charges related to firm purchase commitments, for products that are manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the third quarter of 2022, we recorded a $26.0 million write-down of UDENYCA inventory that was at risk of expiration and during the fourth quarter of 2023, we recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. Although we believe that the assumptions that we use in estimating inventory write-downs are reasonable, additional write-downs of inventory may be required in the future if actual market conditions are less favorable than our projections, which could materially and adversely impact our financial results. In addition to such write-downs, we may also have to incur charges and expenses related to firm purchase commitments or for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

In the event that use of an originator product, or other biosimilar for such originator product, results in unanticipated side effects or other adverse events, it is likely that our biosimilar product will be viewed comparably and may become subject to the same scrutiny and regulatory sanctions as the originator product or other biosimilar, as applicable. Accordingly, we may become subject to regulatory supervisions, clinical holds, product recalls or other regulatory actions for matters outside of our control that affect the originator product, or other biosimilar, as applicable, if and until we are able to demonstrate to the satisfaction of our regulators that our biosimilar product is not subject to the same issues leading to the regulatory action as the originator product or other biosimilar, as applicable.

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

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions, which do not require publication of patent applications until 18 months after filing. Moreover, some United States patents may issue without any prior publication in cases where the patent applicant does not also make a foreign filing. We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also, in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

On January 24, 2019, we entered into settlement and license agreements with AbbVie, which grant us global, royalty-bearing, non-exclusive license rights under AbbVie’s intellectual property to commercialize YUSIMRY. The global settlements resolved all the pending disputes between the parties related to YUSIMRY. Under the United States settlement, our license period in the United States commenced on July 1, 2023.

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

The validity and enforceability of patents are generally uncertain and involve complex legal and factual questions. Any patents that may be issued on our pending applications may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing products similar to ours. Furthermore, our competitors may develop similar or alternative technologies not covered by any patents that may issue to us.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear, is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta. Senior members of our commercial team and medical affairs team who were responsible for the launch of additional presentations of UDENYCA formerly held positions at Amgen. Our board of directors and scientific advisory board include members who were former employees of Genentech, Amgen and Abbott Laboratories. Although we have procedures in place to try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential, but we will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to certain non-exclusive intellectual property license agreements with certain vendors (pertaining to mammalian cell lines) and with AbbVie (pertaining to AbbVie’s intellectual property related to YUSIMRY) that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

We may not be successful in obtaining or maintaining necessary rights to our products and product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop and commercialize our products and product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. We may also get into disputes or litigation with third parties from whom we license intellectual property rights necessary for the sale of our products. For example, on June 6, 2023 we received a notice letter from AbbVie alleging that we breached our settlement and license agreement with AbbVie (the “AbbVie Agreement”), which grants us a royalty-bearing, non-exclusive license under AbbVie’s intellectual property rights to commercialize YUSIMRY in the United States commencing on July 1, 2023, because of our announcement on June 1, 2023 of our pricing agreement with Mark Cuban Cost Plus Drug Company, PBC and its plans to offer YUSIMRY to its customers beginning in July 2023. The parties engaged in discussions to resolve the dispute and on June 14, 2023 entered into a stipulation resolving our motion for temporary restraining order, whereby AbbVie agreed that it will not seek to terminate the AbbVie Agreement based on its June 6, 2023 notice and that it will not terminate the AbbVie Agreement unless it first serves a new notice of breach and affords us an opportunity to cure any alleged breach. While we remain in discussion with AbbVie, the litigation is ongoing and there can be no guarantee we will reach resolution.

If we are unable to successfully obtain required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of that program and our business and financial condition could suffer.

Our ability to market our biosimilar products in the United States may be significantly delayed or prevented by the BPCIA patent dispute resolution mechanism.

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

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our biosimilar products in the United States, or may result in us incurring substantial legal settlement costs.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have three approved products: UDENYCA, YUSIMRY and LOQTORZI.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Neither we nor any collaboration partner has obtained regulatory approval for any of our products and product candidates, other than UDENYCA, which has received approval from the FDA and EMA, YUSIMRY, which has received approval from the FDA, and LOQTORZI, which has received approval from the FDA and is also approved for use in China, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials will depend, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. Some of the conditions for which we may plan to evaluate our product candidates are rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Patient enrollment in clinical trials may be affected by other factors, including:

•	size and nature of the targeted patient population;
•	severity of the disease or condition under investigation;
•	availability and efficacy of approved therapies for the disease or condition under investigation;
•	patient eligibility criteria for the trial in question as defined in the protocol;
•	perceived risks and benefits of the product candidate under study;
•	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients;
•	continued enrollment of prospective patients by clinical trial sites; and
•	the risk that patients enrolled in clinical trials will drop out of such trials before completion.

Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll any clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates.

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

We will continue to analyze and incorporate into our biosimilar development plans any final regulations issued by the FDA, pharmacy substitution policies enacted by state governments and other applicable requirements established by relevant authorities. The costs of development and approval will be dependent upon the application of any laws and regulations issued by the relevant regulatory authorities.

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

If other biosimilars of pegfilgrastim (Neulasta) or adalimumab (Humira) are determined to be interchangeable and our biosimilar products are not, our business could suffer.

The FDA or other relevant regulatory authorities may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar product and the reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of interchangeability, regulatory authorities may require additional confirmatory information beyond what we plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive.

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

We are marketing LOQTORZI, UDENYCA and YUSIMRY in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox for the commercialization of biosimilar versions of etanercept (Enbrel) (for which we discontinued development), rituximab (Rituxan) (for which we discontinued development), adalimumab (Humira) and pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our products in the United States and may seek to partner commercially all products outside the United States.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory cap on the Medicaid drug rebate beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

Most significantly, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. If a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar. Additionally, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $1.43 to $38.10 per share during the period from November 6, 2014 through December 31, 2023 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	the risk of deterioration in our financial conditions, such as reduced collection of cash and increased costs in the future;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;

●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product candidates intended as biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of December 31, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 30.6% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Our indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	increasing our need to meet minimum net sales requirements when our future sales are uncertain;
●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including funds for clinical development or to pursue future business opportunities;
●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into a Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain minimum trailing twelve-month net sales in an amount that began at $200.0 million in the first quarter of 2022 and increases to $210.0 million for the quarter ended March 31, 2024. Beginning in the second quarter of 2024 and continuing through the quarter ended December 31, 2026, the requirement is to maintain minimum trailing twelve-month net sales of $125.0 million. In addition, there is a requirement to maintain a minimum trailing twelve-month net sales for LOQTORZI tested quarterly at the end of each quarter commencing with the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request additional waivers from time to time with respect to the Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of December 31, 2023, there were 112.2 million shares of common stock outstanding.

In addition, as of December 31, 2023, approximately 30.6 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in this report. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and convertible notes, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Similar to prior or ongoing financing transactions like the ATM Offering or the exchange of our shares for shares of outstanding stock of Surface as part of the acquisition of Surface, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of December 31, 2023, we reserved for future issuance under the 2016 Plan a total of 1.8 million shares of common stock for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $117.7 million of cash, cash equivalents and marketable securities as of December 31, 2023 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our pipeline candidates and thereby cause significant market entry delay, defeat our ability to market our products or cause us to abandon development and/or commercialization of a molecule.

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

While our biosimilar business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar products and methods of making them. We cannot guarantee that our proprietary technologies will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third-party patents.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Governments of foreign countries may force us to license our patents to third parties on terms that are not commercially reasonable or acceptable to us. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

The continuation of the war in Ukraine and conflicts in the Middle East may exacerbate certain risks we face.

The war between Russia and Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Conflicts in the Middle East may also increase the risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect either conflict to directly have a significant effect on our financial condition or results of operations. However, if the war between Russia and Ukraine or conflicts in the Middle East escalate or expand, risks that we have identified in this Annual Report on Form 10-K may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of, and adverse impacts on, countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches and geopolitical tensions or conflicts, such as the ongoing war in Ukraine or conflicts in the Middle East, may create a heightened risk of cyberattacks.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Despite the implementation of security measures, our information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, misconfigurations, “bugs” or other vulnerabilities, “phishing” attacks, malware, ransomware, denial of service and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of Confidential Information and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In addition, geopolitical tensions or conflicts, such as the war between Russia and Ukraine or conflicts in the Middle East, may create a heightened risk of cyberattacks. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. If we or any of our third-party collaborators or service providers were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we or our third-party collaborators, consultants, contractors, suppliers, or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of Confidential Information, we may have to notify individuals, collaborators, government authorities, and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Likewise, we rely on our third-party CROs and other third parties to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. There can also be no assurance that our and our service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of Confidential Information, we could incur liability and suffer reputational harm, and the development and commercialization of our products could be delayed. Federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.

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

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal and confidential data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the General Data Protection Regulation (“GDPR”) took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. The GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

Further, since the beginning of 2021, we have also been subject to the  United Kingdom General Data Protection Regulation and Data Protection Act 2018, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK government), as a UK GDPR data transfer mechanism from the U.K. to U.S. entities self-certified under the DPF. Other foreign jurisdictions are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 1C.   Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is designed to align with industry standards and incorporates best practices such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We have also established an interdisciplinary Cybersecurity Incident Response Team (“CIRT”), which is responsible for our incident response plan, our security controls, and for assessing incidents reported by our information technology security team. In addition, our cybersecurity risk management program includes:

•	Monitoring and evaluation of our vulnerability performance.
•	Implementation of processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers that have access to our critical systems and information. For any agreements with service providers that do not contain acceptable protections, we are working to put them in place on an ongoing basis.
•	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment. We use a third-party consultant to provide us with advisory, project execution, and operational support in connection with cybersecurity and to conduct NIST assessments and vulnerability evaluations.
•	Cybersecurity awareness training of our employees, incident response personnel, and senior management.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches and geopolitical tensions or conflicts, such as the ongoing war in Ukraine or conflicts in the Middle East, may create a heightened risk of cyberattacks.”

Cybersecurity Governance

Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.

Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions throughout the year. Throughout the year, senior management reviews these risks, including with respect to cybersecurity, with the Board of Directors at board meetings from time to time as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could adversely affect our business, data or information systems that we use or own.

Our Vice President of Information Technology, as head of our information technology team, leading our cybersecurity efforts, oversees the day-to-day administration of our cybersecurity program. Our CIRT has members that include our Chief Executive Officer, Chief Financial Officer, and Vice President of Information Technology. As key members of our management team, our Chief Executive Officer, Interim Chief Financial Officer, and Vice President of Information Technology have approximately a combined 45 years of risk management experience and are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Key members of our information technology management team collectively possess over 15 years of hands-on experience in implementing a diverse array of cybersecurity initiatives. Their expertise spans both cloud and on-premise IT infrastructure and applications/systems, cultivated through extensive engagement across various regulated environments.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2.   Properties

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that was amended in October 2023. Pursuant to the amendment, we extended the term of the lease through September 30, 2027 for approximately 27,532 square feet of office space and for 20,257 square feet of previously-leased office space, the term of the lease expired on December 31, 2023.

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

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 8. “Financial Statements and Supplementary Data,” Note 9. “Commitments and Contingencies.”

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. As of February 29, 2024, there were approximately 85 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on December 31, 2018 through December 29, 2023 (the last trading day at the end of our fifth fiscal year) for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2018
Among Coherus Biosciences, Inc, the Nasdaq Biotech Index, and the Nasdaq Composite Index
$250.0
$200.0
$150.0
$100.0
$50.0
$-
2018
2019
2020
2021
2022
2023
Coherus BioSciences
Nasdaq NBI Index
Nasdaq Composite Index

Recent Sales of Unregistered Equity Securities

From January 1, 2023 through December 31, 2023, there were no sales or issuances of unregistered securities that were not otherwise reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2023.  A total of 96,047 shares were surrendered to Coherus in the fourth quarter of 2023, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

This MD&A section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 6, 2023.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved oncology products, including LOQTORZI. Our strategy is to build a leading immuno-oncology business funded with cash generated from our diversified portfolio of FDA-approved therapeutics.

As of March 15, 2024, our commercial portfolio includes two FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023 we announced that the FDA approved the PAS for our third pegfilgrastim presentation, UDENYCA ONBODY. UDENYCA ONBODY became commercially available in the first quarter of 2024. Our second product, YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), was launched in the United States in July 2023. Another product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. We launched CIMERLI commercially in the United States in October 2022. On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Our commercial portfolio includes LOQTORZI, a novel PD-1 inhibitor. On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

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

Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). Our second clinical-stage product candidate from the Surface Acquisition, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP, or both, that has shown anti-tumor activity in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 (clinicaltrials.gov identifier# NCT05635643). We are also pursuing an early-stage development candidate that is in investigational new drug application-enabling studies, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME.

In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we have two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs.

We have built an experienced and robust oncology market access, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA across its three FDA-approved presentations. We expect to leverage these capabilities as we build and launch our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries.

Business Update

Surface Acquisition

On September 8, 2023 (the “Acquisition Date”), in accordance with the Agreement and Plan of Merger dated June 15, 2023 (the “Merger Agreement”) by and among us, Crimson Merger Sub I, Inc., a direct, wholly owned subsidiary of the Company (“Merger Sub I”), Crimson Merger Sub II, LLC, a direct, wholly owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Surface, we completed the acquisition of Surface, a clinical-stage I-O company focused on using its specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment for the development of next-generation cancer therapies. The Surface Acquisition expanded our I-O pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors.

On September 8, 2023, we issued to the holders of all outstanding Surface common stock (other than treasury shares, any shares of Surface common stock held directly by us or the Merger Subs immediately prior to the Acquisition Date and shares of Surface common stock issued and outstanding immediately prior to the Acquisition Date and held by any holder properly demanding appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) 0.1960 shares of our common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of our common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at our discretion during the ten-year period following September 8, 2023, for the sum of the following, less any permitted deductions (in accordance with the CVR Agreement):

●	70% of all milestone- and royalty-based payments actually received by us or our affiliates under the GSK Agreement related to the existing program (GSK4381562);

●	70% of all milestone- and royalty-based payments actually received by us or our affiliates under the Novartis Agreement related to the existing program (NZV930);
●	25% of any upfront payment actually received by us or our affiliates pursuant to potential ex-U.S. licensing agreements for CHS-114; and
●	50% of any upfront payment actually received by us or our affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

We expensed $5.1 million of acquisition-related costs during 2023.

CIMERLI Divestment Transaction

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Other Updates

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

During the year ended December 31, 2023, we donated approximately 36,000 units of UDENYCA in the PFS presentation to the nonprofit organization Direct Relief to benefit cancer patients in low- and middle-income countries requiring increased access for vulnerable patients. The carrying value of this inventory was written down to zero in the third quarter of 2022, thus there was no charge associated with the donation.

On October 9, 2023, in accordance with the terms of an Optional Stock Purchase Agreement entered with a CMO on September 28, 2023 (the “Optional Stock Purchase Agreement”), we issued 2,225,513 shares of our common stock to the CMO for a price of $3.675 per share, representing an aggregate value of $8.2 million. The Optional Stock Purchase Agreement gave us the option, in our sole discretion to elect to pay for certain manufacturing services provided by the CMO by either paying cash or issuing shares of our common stock in a private placement offering (the “Stock Service Fee Payment”). On October 4, 2023, we notified the CMO of our election of the Stock Service Fee Payment. The price per share of common stock was equal to the volume-weighted average closing trading price per share of common stock on the Nasdaq Global Market over the ten-trading day period ending on and including October 6, 2023.

On November 8, 2022, we filed a registration statement on Form S-3, which was declared effective on November 17, 2022 (the “Registration Statement”). Under the Registration Statement, we could offer and sell up to $150.0 million in the aggregate of our common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 8, 2022, we entered into the Sales Agreement with TD Cowen pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock in the ATM Offering. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement, we reduced the number of shares that could be issued and sold pursuant to the ATM Offering by $86.25 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.75 million. On September 11, 2023, pursuant to Amendment No. 2 to Sales Agreement, we increased the number of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million. For the ATM Offering program to date as of December 31, 2023, we sold 4,476,645 shares of common stock at a weighted-average price per share of $5.81 for gross proceeds of $26.0 million pursuant to the ATM Offering and received net proceeds of $25.4 million, net of $0.6 million of commissions and fees.

On January 10, 2024, we announced that we had delivered a notice of termination for the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement. We had previously notified Junshi Biosciences on January 9, 2022 of our election to exercise the license option for the TIGIT program CHS-006 described in the Collaboration Agreement (the “TIGIT Program”). After our acquisition of Surface Oncology, Inc. in September 2023, we disclosed that we would conduct a portfolio prioritization process to allocate resources towards the most promising and competitively positioned product candidates in our pipeline.

We believed it would be in our best interests to terminate future work with Junshi Biosciences on the TIGIT Program. We plan to continue to wind down work with Junshi Biosciences on the TIGIT Program pursuant to the termination. Despite the termination of the work with Junshi BioSciences on the TIGIT Program, we will continue to support patients in its current studies involving CHS-006 (clinicaltrials.gov identifier# NCT05061628 and clinicaltrials.gov identifier# NCT05757492). The Collaboration Agreement remains effective and active for all other purposes as we continue to work together with Junshi Biosciences on the development of LOQTORZI.

On February 5, 2024, we entered into the Consent and Amendment with the Collateral Agent and the Lenders, pursuant to which the Lenders and the Collateral Agent provided certain consents, and released certain assets and subsidiaries of the Company from their obligations under the Loan Agreement and the other loan documents in connection therewith, and the parties thereto agreed to amend the previously disclosed Loan Agreement. Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain subsidiary of us from our obligation and certain assets subject to the transactions contemplated thereby, (2) the Lenders and the Collateral Agent required us to make a partial prepayment of the principal of the loans outstanding under the Loan Agreement in the amount of $175.0 million upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) the parties thereto agreed to adjust the minimum net sales covenant level under the Loan Agreement. Other terms of the Loan Agreement, as amended by the Consent and Amendment, remain generally identical to those under the Loan Agreement. Upon the closing of the Sale Transaction we became liable to repay $175.0 million of the existing principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024 and we plan to repay $175.0 million and the prepayment premium and makewhole amount of $6.8 million to the Lenders on or before April 1, 2024 pursuant to the Consent and Amendment.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023 we announced that the FDA approved the PAS for our third pegfilgrastim presentation, UDENYCA ONBODY. UDENYCA ONBODY became commercially available in the first quarter of 2024.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

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
●	We are pursuing an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We plan to submit an IND to the FDA in the second quarter of 2024 for CHS-1000.
●	In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we also own NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. NZV930 is an antibody designed to inhibit CD73, which is a critical enzyme involved in the production of extracellular adenosine, a key metabolite with strong immunosuppressive properties within the TME. NZV930 aims to reduce the production of immunosuppressive adenosine within the TME. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on NK and T cells. GSK4381562 blocks the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 can promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to Novartis Institutes and GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to TNF. YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023. The list price of YUSIMRY at launch represented an approximately 85% discount to the list price of Humira. YUSIMRY is now available for sale nationwide through select retail, mail order, and specialty pharmacy channels.

Ophthalmology franchise – sold to Sandoz pursuant to the Sale Transaction

●	CIMERLI is a Lucentis biosimilar. In November 2019, we entered into a license agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and pre-filled syringe (“PFS”) presentation. Under the Bioeq Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

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

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We will have the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, we paid $35.0 million for the exercise of our option to license CHS-006. Subsequent joint development consistent with the Collaboration Agreement commenced. On January 10, 2024, we announced that we had delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement. Under the Collaboration Agreement, we retain the right to collaborate in the development of LOQTORZI and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, we are responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of December 31, 2023, we have accrued a $25.0 million milestone payment to Junshi Biosciences, of which we expect to pay $12.5 million in the second quarter of 2024 and $12.5 million in the first quarter of 2025, as well as an immaterial royalty obligation. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in the United States in October 2022. On October 27, 2023, we announced that LOQTORZI was approved by the FDA, and we subsequently launched LOQTORZI in the United States in January 2024. Total net revenues were $257.2 million and $211.0 million in 2023 and 2022, respectively. On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the Sale Transaction of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, and royalties on certain products. In the fourth quarter of 2023, we recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments in cost of goods sold in the consolidated statements of operations. On May 2, 2019, we settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on UDENYCA net product revenue, which began July 1, 2019 and continues for five years from then. Additionally, we share a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range, and pursuant to the Genentech Agreement we incur a royalty that is a low single-digit percentage of net sales of CIMERLI that was incurred through the end of 2023 but that is no longer owed.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Development Status as of	Year Ended December 31,
(in thousands)	December 31, 2023	2023	2022
External costs incurred by product candidate:
UDENYCA	Approved (1)	$4,476	$17,358
YUSIMRY	Approved (2)	7,273	26,309
LOQTORZI	Approved (3)	17,192	36,871
CHS-006 (option terminated)	Clinical Trials (4)	5,833	39,650
CHS-1000	Development	7,105	2,671
Casdozokitug	Development (5)	4,129	—
CHS-114	Development (5)	1,429	—
Other discontinued projects	Discontinued (6)	23	1,007
Other research and development expenses (7)		2,826	1,838
Internal costs		59,150	73,654
Total research and development expenses		$109,436	$199,358

(1)	Expenses related primarily to development efforts to obtain PAS for additional presentations of UDENYCA.
(2)	YUSIMRY, formerly CHS-1420, was approved by the FDA in December 2021. Expenses in 2023 and 2022 primarily related to manufacturing efforts for new formulations and clinical studies.

(3)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.
(4)	In March 2022, we paid $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada from Junshi Biosciences. Expenses in 2023 and 2022 included our reimbursement for certain costs related to an ongoing CHS-006 clinical trial being conducted by Junshi Biosciences. On January 10, 2024, we announced that we delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement.
(5)	We acquired casdozokitug and CHS-114 in connection with the Surface Acquisition in September 2023.
(6)	The $1.0 million of expense in 2022 relates to CHS-3318 and CHS-305 which were both discontinued during 2022.
(7)	Amount consists of expenses for other pipeline candidates and CIMERLI, which was approved by the FDA in August 2022.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, as well as costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA, CIMERLI, YUSIMRY and LOQTORZI. Personnel costs consist of salaries, benefits and stock-based compensation.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
(in thousands)	2023	2022	Change
Net revenue	$257,244	$211,042	$46,202

The increase in net revenue was primarily due to our three new products: CIMERLI launched in October 2022 and contributed $118.4 million more in 2023 as compared to 2022, YUSIMRY launched in July 2023 contributing $3.6 million, and LOQTORZI sales to distributors began in December ahead of the January 2024 launch, contributing $0.6 million of net revenue. This was partially offset by a $76.8 million decline in UDENYCA net revenue as compared to 2022, primarily related to the decline in the average net selling price per unit. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market. In addition, the COVID-19 pandemic has negatively impacted the pre-filled syringe pegfilgrastim market due to preferences to administer medication at home.

We expect our net revenue to decrease during 2024, as a result of the CIMERLI Sale Transaction that closed on March 1, 2024. However, we believe this will be partially offset by the continued market share growth of UDENYCA, considering its multiple presentations, as well as the launch of LOQTORZI in the U.S. as announced on January 2, 2024, and a full year of sales of YUSIMRY.

Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2023	2022	Change
Cost of goods sold	$158,992	$70,083	$88,909
Gross margin	38%	67%

The increase in cost of goods sold in 2023 compared to 2022 was due to a $47.0 million charge in the fourth quarter of 2023 for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments, a $47.5 million increase in royalty costs and $25.0 million increase in product costs, both driven primarily by CIMERLI sales, $3.0 million in contract modification fees with one of our manufacturers for reducing the number of UDENYCA batches to be produced, and $2.3 million in write-downs, net of recoveries for inventory that was damaged during processing. These unfavorable factors were offset by the $26.0 million write-down in the third quarter of 2022 of inventory at risk of expiration and due to the sale in the second half of 2023 of certain of those UDENYCA units having no carrying value following the write-down and a total original cost of $9.9 million.

We expect our gross margin to increase during 2024 primarily because 2023 results included a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments, as well as 2023 had a full year of sales of CIMERLI, which was divested March 1, 2024 and had a gross profit share in the low- to mid-fifty percent range reflected in COGS.  Sales generated from our other products after the closing of the Sale Transaction will have a higher average gross margin. In addition, the mid-single digit royalty on UDENYCA net product revenue expires on June 30, 2024.

Research and Development Expense

	Year Ended December 31,
(in thousands)	2023	2022	Change
Research and development	$109,436	$199,358	$(89,922)

The decrease in research and development expense was primarily due to:

●	the first quarter of 2022 including an upfront payment of $35.0 million to exercise our option to license CHS-006, a TIGIT-targeted antibody, in the United States and Canada;
●	a decrease of $19.0 million in YUSIMRY costs primarily due to certain manufacturing costs for YUSIMRY being capitalized since mid-2022, as well as completion of key studies in the second half of 2022;
●	a decrease of $18.5 million in co-development costs for LOQTORZI and CHS-006 resulting from reducing the scope of the development plan for LOQTORZI in the United States beginning in 2023;
●	a decrease of $12.9 million in costs to develop additional presentations of UDENYCA;
●	a decrease of $10.0 million in personnel and stock-based compensation expense primarily due to fewer employees; and
●	a decrease of $4.5 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs.

The decrease was partially offset by increases of $4.4 million for development of CHS-1000 and $4.1 million for development of casdozokitug.

We expect our research and development expense in 2024 to be lower than in 2023, as CHS-006 co-development with Junshi Biosciences has been terminated and we continue our focus on cost containment across multiple functions.

Selling, General and Administrative Expense

	Year Ended December 31,
(in thousands)	2023	2022	Change
Selling, general and administrative	$192,015	$198,481	$(6,466)

The decrease in selling, general and administrative expense was primarily due to lower average headcount, including reductions of $9.9 million in employee and consultant costs and $3.1 million in stock-based compensation. These decreases were partially offset by increases of $5.9 million in professional services driven by the Surface Acquisition and third-party processing fees.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for the full year 2024 to be lower than the full year 2023 primarily as a result of the CIMERLI Sale Transaction, reduced headcount and decreased commercial costs.

Interest Expense

	Year Ended December 31,
(in thousands)	2023	2022	Change
Interest expense	$40,542	$32,474	$8,068

The increase in interest expense in 2023 was primarily due to a higher average outstanding debt balance and a higher average interest rate for the 2027 Term Loans. This was partially offset by $3.9 million of interest expense in 2022 related to the 2027 Term Loans discount and debt issuance costs that were allocated to unfunded tranches and subsequently amortized over the respective commitment periods for tranches, including $2.3 million allocated to Tranche B that was fully amortized in the first quarter of 2022.

Our 2027 Term Loans have a variable interest rate component that resets at the beginning of every quarter, and the total interest rate ranged from 9.25% to 12.00% during 2022 and from 13.03% in the first quarter of 2023 to 13.91% in the fourth quarter of 2023. The interest rate on the 2027 Term Loans decreased to 13.84% for the first quarter of 2024.

Due to the expected partial prepayment of $175.0 million of principal under the 2027 Term Loans as a result of the CIMERLI Sale Transaction, we expect interest expense to decrease in 2024 compared to 2023.

Loss on Debt Extinguishment

	Year Ended December 31,
(in thousands)	2023	2022	Change
Loss on debt extinguishment	$—	$6,222	$(6,222)

The $6.2 million loss on debt extinguishment recorded in 2022 resulted from voluntarily prepaying all amounts outstanding under the loan agreement between us and affiliates of Healthcare Royalty Partners dated as of January 7, 2019 (the “2025 Term Loan”) in January 2022.

Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2023	2022	Change
Other income (expense), net	$5,469	$3,822	$1,647

In 2023, other income (expense), net changed favorably compared to 2022 primarily due to higher income from investments in marketable securities.

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of the change in deferred tax balances resulting from the recognition of a deferred tax liability related to the Surface Acquisition. We recognized $0.4 million of income tax benefit for the year ended December 31, 2023. No income tax provision or benefit was recognized for the year ended December 31, 2022.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Financial assets
Total Cash, cash equivalents and marketable securities	$117,748	$191,681

Debt obligations:
2027 Term Loans	$246,481	$245,483
2026 Convertible Notes	226,888	225,575
Total debt obligations	$473,369	$471,058

Although we were profitable in 2020 and 2019, due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2023 and 2022. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of our products.

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the Sale Transaction for our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

On February 5, 2024, we entered into a Consent, Partial Release and Third Amendment to the 2027 Term Loans (the “Consent and Amendment”), that among other things: (1) provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain of our subsidiary from our obligation and certain assets subject to the transactions contemplated thereby, (2) required us to make a partial prepayment of $175.0 million of the principal of the 2027 Term Loans outstanding upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) adjusted the minimum net sales covenant level under the 2027 Term Loans. Upon the closing of the Sale Transaction we became liable to repay $175.0 million of the existing principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024 and we plan to repay $175.0 million and the prepayment premium and makewhole amount of $6.8 million to the Lenders on or before April 1, 2024 pursuant to the Consent and Amendment.

On September 8, 2023, we obtained $28.8 million of cash, cash equivalents and marketable securities as part of the Surface Acquisition.

On May 16, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which we issued and sold an aggregate of 11,764,706 shares (the “Firm Shares”) of our common stock, par value $0.0001 per share, to the Underwriters (the “Public Offering”). Additionally, under the terms of the Underwriting Agreement, we granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,764,705 shares of common stock (the “Option Shares,” and together with the Firm Shares, the “Shares”), which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $3.995 per share. On May 18, 2023, we completed the sale and issuance of an aggregate of 13,529,411 Shares, including the exercise in full of the Underwriters’ option to purchase the Option Shares. We received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us.

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the number of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.25 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.75 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, we increased the number of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million. During the year ended December 31, 2023, 3,559,761 shares were sold pursuant to the ATM Offering.

For the ATM Offering program to date as of December 31, 2023, we sold 4,476,645 shares of common stock at a weighted-average price per share of $5.81 for gross proceeds of $26.0 million and received net proceeds of $25.4 million, net of $0.6 million of commissions and fees. As of December 31, 2023, we had approximately $66.5 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of December 31, 2023, we had an accumulated deficit of $1.6 billion and cash, cash equivalents, and marketable securities of $117.7 million. We believe that our available cash, cash equivalents, marketable securities, cash collected from product sales and ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Financing arrangements

2027 Term Loans

In January 2022, we entered into the 2027 Term Loans which provide for a senior secured term loan facility of up to $300.0 million to be funded in four committed tranches: (i) a Tranche A Loan in an aggregate principal amount of $100.0 million that was funded on January 5, 2022; (ii) a Tranche B Loan in an aggregate principal amount of $100.0 million that was funded on March 31, 2022, in connection with the full repayment of our $100.0 million aggregate principal amount 8.2% Convertible Senior Notes due in March 2022 (“2022 Convertible Notes”); (iii) a Tranche C Loan in an aggregate principal amount of $50.0 million that was not funded; and (iv) a Tranche D Loan in an aggregate principal amount of $50.0 million that was funded on September 14, 2022. We have the right to request an uncommitted additional facility amount of up to $100.0 million that is subject to new terms and conditions.

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

As of December 31, 2023, we were in full compliance with these covenants, and there were no events of default under the 2027 Term Loans.

On February 5, 2024, we entered into the Consent and Amendment, that among other things: (1) provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain of our subsidiary from our obligation and certain assets subject to the transactions contemplated thereby, (2) required us to make a partial prepayment of $175.0 million of the principal of the 2027 Term Loans outstanding upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) adjusted the minimum net sales covenant level under the 2027 Term Loans. Upon the closing of the Sale Transaction we became liable to repay $175.0 million of the existing principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024 and we plan to repay $175.0 million and the prepayment premium and makewhole amount of $6.8 million to the Lenders on or before April 1, 2024 pursuant to the Consent and Amendment.

2026 Convertible Notes

As of December 31, 2023, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $226.9 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on December 31, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $39.8 million based on our closing stock price of $3.33 as of December 29, 2023.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved, or other applicable criteria will be met. With the exception of $25.0 million for a milestone payment to Junshi Biosciences, of which we expect to pay $12.5 million in the second quarter of 2024 and $12.5 million in the first quarter of 2025, as of December 31, 2023, no other milestones were accrued because their probability of achievement had not reached the threshold for recognition.

The following table presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of December 31, 2023:

Counterparty	Description	Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
	CHS-006 anti-TIGIT antibody	$255.0 million (2)
Adimab	Casdozokitug	$13.0 million
Vaccinex	CHS-114	$15.0 million

(1)	$290.0 million relates to sales milestones and $65.0 million relates to regulatory milestones, excluding the $25.0 million milestone payment to Junshi Biosciences, of which we expect to pay $12.5 million in the second quarter of 2024 and $12.5 million in the first quarter of 2025.
(2)	On January 10, 2024, we announced we delivered a notice of termination of the TIGIT Program so the Potential Aggregate Milestone Amount for CHS-006 anti-TIGIT antibody became $0 as of that date.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the ten-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock. As of December 31, 2023, no payments are due to CVR holders. For further details, see “Note 6. Surface Acquisition” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Other Commitments

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of December 31, 2023 were $73.1 million, as outlined in “Note 9. Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Leases

We lease office and laboratory facilities through arrangements treated as operating leases, and we lease vehicles through finance leases. Refer to “Note 10. Leases” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information to our leases. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2023 was $9.1 million, with $2.9 million of these obligations due within twelve months.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended
	December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(174,884)	$(241,124)
Net cash provided by (used in) investing activities	144,640	(166,850)
Net cash provided by financing activities	69,600	54,326
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,356	$(353,648)

Net cash used in operating activities

Cash used in operating activities of $174.9 million for the year ended December 31, 2023 was primarily due to the net loss of $237.9 million adjusted for non-cash items including net inventory write-downs of $52.6 million, stock-based compensation expense of $43.1 million and other non-cash adjustments of $4.1 million, partially offset by the changes in our operating assets and liabilities of $36.8 million.

Cash used in operating activities of $241.1 million in 2022 was primarily due to the net loss of $291.8 million adjusted for the classification of the cash option payment to Junshi Biosciences of $35.0 million to investing activities, non-cash items including stock-based compensation expense of $50.7 million, net inventory write-downs of $26.0 million and other non-cash adjustments of $18.2 million, partially offset by the changes in our operating assets and liabilities of $79.3 million.

Net cash provided by (used in) investing activities

Cash provided by investing activities of $144.6 million in 2023 was primarily due to proceeds from maturities of investments in marketable securities of $144.4 million, proceeds from sale of investments in marketable securities of $13.3 million, and $7.0 million of cash acquired from the Surface Acquisition, partially offset by purchases of investments in marketable securities of $19.5 million and a $1.1 million upfront milestone payment due to the first commercial sale of YUSIMRY.

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

Net cash provided by financing activities

Cash provided by financing activities of $69.6 million in 2023 was primarily due to proceeds of $53.6 million from the Public Offering, net of issuance costs, $18.1 million proceeds from the ATM Offering, net of issuance costs, and $1.8 million proceeds from purchase under the ESPP. These were partially offset by $3.6 million in tax payments related to net share settlement.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expense incurred during the reporting periods. “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Our estimates are based on our historical experience and on various other factors that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill, or when there is an excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration, a bargain purchase gain is recorded in the consolidated statements of operations. The estimations of fair values are based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and discount rate.

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

In 2023, 2022 and 2021, total sales deductions to gross product sales were 77%, 73% and 67%, respectively. Adjustments to provisions for rebates and chargebacks related to sales made in prior periods were less than 3% of the actual payments and customer credits issued in each of the years 2023 and 2022. A change of 10% in our total provisions for product sales discounts and allowances as of December 31, 2023, would have resulted in a change of our pre-tax earnings in 2023 by approximately $24.5 million. A summary of the activities and ending reserve balances for each significant category of discounts and allowances, can be found in “Note 2. Revenue” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Inventory Valuation

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

Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our products include those that are outside of our control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors.

In 2023, 2022 and 2021, cost of goods sold included inventory write-downs, net of $52.6 million, $26.0 million and $5.1 million, respectively. As of December 31, 2023, a 10% reduction in the carrying value of inventory we expect to sell in 2024 would be approximately $6.3 million.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $117.7 million, primarily invested in U.S. treasuries and government agency securities, commercial paper, corporate bonds and money market funds. Our primary exposure to market risk is interest rate sensitivity. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

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

We are exposed to interest rate risk with respect to variable rate debt. As of December 31, 2023, we had $250.0 million principal outstanding on our 2027 Term Loans that starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended December 31, 2023 was 13.91%, and the interest rate during the first quarter of 2024 will be 13.84%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $2.5 million increase in the annual interest expense as of December 31, 2023.

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

Substantially all of our sales are denominated in U.S. dollars. We had exposure to the exchange rate between the U.S. Dollar and the Euro because we made purchases of CIMERLI inventory from and paid royalties to our partner Bioeq that were denominated in Euros, and we were therefore subject to fluctuations due to changes in foreign currency exchange rates. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may have impacted our consolidated statements of operations. In the first quarter of 2023, we started utilizing euro currency contracts to manage euro currency risk in purchasing inventory and future settlement of euro denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election whether to hedge the transactions. There are no derivative instruments entered into for speculative or trading purposes. Since our derivatives all matured and settled by December 31, 2023, there were no derivative assets or derivative liabilities as of December 31, 2023.

Item 8.   Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc., (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Reserves for Chargebacks and Rebates ………………………………………………………………………………
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $74.0 million at December 31, 2023. Estimated rebates are presented within accrued rebates, fees and reserves and other liabilities, non-current on the consolidated balance sheet and totaled $121.1 million at December 31, 2023.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2023, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

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

Excess and Obsolete Inventory Reserve
Description of the Matter

As of December 31, 2023, the Company had $130.1 million of inventory which included $13.0 million of raw materials, $82.6 million of work in progress and $34.5 million of finished goods. As disclosed in Note 1 to the Company’s consolidated financial statements, inventories are stated at the lower of cost or estimated net realizable value. The Company assesses its inventory levels along with its purchase commitments each reporting period and writes down inventory that is either expected to be at risk of expiration prior to sale or has a cost basis in excess of its expected net realizable value.

Auditing management's estimates for excess inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess inventory calculations are sensitive to significant assumptions, including the expected demand for the Company’s products, the effect on demand of competitive products and the Company's purchase commitments.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process including management’s review of the significant assumptions described above and controls over the completeness and accuracy of the information used to develop the estimate.

Our substantive audit procedures included, among others, evaluating methodologies used and data utilized in the analysis for inventory expected to be at risk for expiration or excess, or has a cost basis in excess of its expected net realizable value. We evaluated purchase commitments or alternative uses, compared forecasted demand and expected net realizable value to historical trends, compared actual inventory levels to forecasted demand requirements and expected net realizable value, and evaluated the sensitivity of sales forecast assumptions on the amount of inventory reserves recorded.

Business Combination

Description of the Matter

During the year ended December 31, 2023, the Company completed its acquisition of Surface Oncology, Inc. (“Surface”) for consideration of $64.6 million in net assets, as disclosed in Note 6 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of Surface was complex due to the significant estimation required by management to determine the fair value of certain identified finite and indefinite-lived intangible assets, principally consisting of out-license intangible assets of $13.5 million and in-process research and development intangible assets of $26.2 million, respectively. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of these intangible assets included certain assumptions including estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the out-license assets and in-process research and development, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the in-process research and development and out-license assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's forecasts. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Our valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates used in the valuation models and comparing those to the discount rates selected by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Mateo, California

March 15, 2024

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$102,891	$63,547
Investments in marketable securities	14,857	128,134
Trade receivables, net	260,522	109,964
Inventory	62,605	38,791
Prepaid manufacturing	23,657	17,880
Other prepaids and current assets	11,099	22,918
Total current assets	475,631	381,234
Property and equipment, net	5,119	8,754
Inventory, non-current	67,495	76,260
Intangible assets, net	71,673	5,931
Other assets, non-current	9,686	8,668
Total assets	$629,604	$480,847

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$35,219	$11,526
Accrued rebates, fees and reserves	169,645	54,461
Accrued compensation	21,521	22,610
Accrued and other current liabilities	105,386	50,097
Total current liabilities	331,771	138,694
Term loans	246,481	245,483
Convertible notes	226,888	225,575
Lease liabilities, non-current	5,328	5,046
Other liabilities, non-current	12,561	3,467
Total liabilities	823,029	618,265
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at December 31, 2023 and 2022)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 112,215,260 and 78,851,516 at December 31, 2023 and 2022, respectively)	11	8
Additional paid-in capital	1,386,312	1,204,431
Accumulated other comprehensive loss	(248)	(249)
Accumulated deficit	(1,579,500)	(1,341,608)
Total stockholders' deficit	(193,425)	(137,418)
Total liabilities and stockholders’ deficit	$629,604	$480,847

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$257,244	$211,042	$326,551
Costs and expenses:
Cost of goods sold	158,992	70,083	57,591
Research and development	109,436	199,358	363,105
Selling, general and administrative	192,015	198,481	169,713
Total costs and expenses	460,443	467,922	590,409
Loss from operations	(203,199)	(256,880)	(263,858)
Interest expense	(40,542)	(32,474)	(22,959)
Loss on debt extinguishment	—	(6,222)	—
Other income (expense), net	5,469	3,822	(283)
Loss before income taxes	(238,272)	(291,754)	(287,100)
Income tax provision (benefit)	(380)	—	—
Net loss	$(237,892)	$(291,754)	$(287,100)

Basic and diluted net loss per share	$(2.53)	$(3.76)	$(3.81)

Weighted-average number of shares used in computing basic and diluted net loss per share	94,162,637	77,630,020	75,449,632

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(237,892)	(291,754)	$(287,100)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	2	22	—
Foreign currency translation adjustments, net of tax	(1)	(1)	—
Comprehensive loss	$(237,891)	$(291,733)	$(287,100)

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2020	72,513,348	$7	$1,043,991	$(270)	$(762,754)	$280,974
Net loss	—	—	—	—	(287,100)	(287,100)
Issuance of common stock upon exercise of stock options	1,316,361	—	10,410	—	—	10,410
Issuance of common stock upon vesting of RSUs	465,930	—	—	—	—	—
Issuance of common stock under the ESPP	238,934	—	3,002	—	—	3,002
Issuance of common stock to Junshi Biosciences, net of issuance costs	2,491,988	—	40,903	—	—	40,903
Taxes paid related to net share settlement of RSUs	(96,465)	—	(1,753)	—	—	(1,753)
Stock-based compensation expense	—	—	51,290	—	—	51,290
Balances at December 31, 2021	76,930,096	7	1,147,843	(270)	(1,049,854)	97,726

Net loss	—	—	—	—	(291,754)	(291,754)
Issuance of common stock upon exercise of stock options	141,897	—	691	—	—	691
Issuance of common stock upon vesting of RSUs	806,854	—	—	—	—	—
Issuance of common stock under the ESPP	347,883	—	2,320	—	—	2,320
Issuance of common stock under ATM Offering, net of issuance costs	916,884	1	6,133	—	—	6,134
Taxes paid related to net share settlement of RSUs	(292,098)	—	(3,744)	—	—	(3,744)
Stock-based compensation expense	—	—	51,188	—	—	51,188
Other comprehensive gain, net of tax	—	—	—	21	—	21
Balances at December 31, 2022	78,851,516	8	1,204,431	(249)	(1,341,608)	(137,418)

Net loss	—	—	—	—	(237,892)	(237,892)
Issuance of common stock upon exercise of stock options	430,504	—	694	—	—	694
Issuance of common stock upon vesting of RSUs	1,280,901	—	—	—	—	—
Issuance of common stock under the ESPP	630,348	—	1,809	—	—	1,809
Issuance of common stock in connection with Surface Acquisition:(1)
Issuance to Surface shareholders for acquisition	11,971,460	1	58,540	—	—	58,541
Accelerated vesting of equity awards	261,239	—	1,053	—	—	1,053
Taxes paid related to net share settlement of equity awards	(65,732)	—	(347)	—	—	(347)
Issuance of common stock under ATM Offering, net of issuance costs	3,559,761	1	18,316	—	—	18,317
Issuance of common stock under Public Offering, net of issuance costs	13,529,411	1	53,624	—	—	53,625
Issuance of common stock under Optional Stock Purchase Agreement	2,225,513	—	8,179	—	—	8,179
Taxes paid related to net share settlement of RSUs	(459,661)	—	(3,527)	—	—	(3,527)
Stock-based compensation expense	—	—	43,540	—	—	43,540
Other comprehensive gain, net of tax	—	—	—	1	—	1
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)

(1)	See Note 6 for further discussion.

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(237,892)	$(291,754)	$(287,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,791	3,699	3,454
Stock-based compensation expense	43,110	50,737	51,364
Write-off of prepaid manufacturing services related to the termination of CHS-2020	—	—	3,210
Inventory write-downs, net	52,595	26,000	5,133
Non-cash amortization of premium (accretion of discount) on marketable securities, net	(3,052)	(730)	1,095
Non-cash interest expense from amortization of debt discount and issuance costs	2,407	6,431	4,257
Non-cash operating lease expense	2,476	2,503	2,207
Upfront and option payments to Junshi Biosciences	—	35,000	136,000
Loss on debt extinguishment	—	6,222	—
Other non-cash adjustments, net	(1,493)	25	588
Changes in operating assets and liabilities:
Trade receivables, net	(150,683)	13,052	34,062
Inventory	(46,734)	(47,348)	(6,253)
Prepaid manufacturing	2,027	(4,214)	3,828
Other prepaid, current and non-current assets	16,155	(13,424)	(5,351)
Accounts payable	23,760	(4,548)	874
Accrued rebates, fees and reserves	113,105	(24,566)	(2,502)
Accrued compensation	(5,373)	596	(230)
Accrued and other current and non-current liabilities	10,917	1,195	17,932
Net cash used in operating activities	(174,884)	(241,124)	(37,432)

Investing activities
Purchases of property and equipment	(286)	(2,039)	(1,289)
Proceeds from disposal of property and equipment	845	—	—
Purchases of investments in marketable securities	(19,507)	(127,382)	(182,485)
Proceeds from maturities of investments in marketable securities	144,360	—	99,692
Proceeds from sale of investments in marketable securities	13,282	—	81,672
Cash and cash equivalents acquired from Surface Acquisition	6,997	—	—
Upfront and option payments to Junshi Biosciences	—	(35,000)	(136,000)
Milestone based license fee payments	(1,051)	(2,429)	—
Net cash provided by (used in) investing activities	144,640	(166,850)	(138,410)

Financing activities
Proceeds from 2027 Term Loans, net of debt discount & issuance costs	—	240,679	—
Proceeds from issuance of common stock to Junshi Biosciences, net of issuance costs	—	—	40,903
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	18,093	6,358	—
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,625	—	—
Proceeds from issuance of common stock upon exercise of stock options	694	691	10,399
Proceeds from purchase under the employee stock purchase plan	1,809	2,320	3,002
Taxes paid related to net share settlement	(3,587)	(3,744)	(1,753)
Repayment of 2022 Convertible Notes and premiums	—	(109,000)	—
Repayment of 2025 Term Loan, premiums and exit fees	—	(81,750)	—
Other financing activities	(1,034)	(1,228)	(672)
Net cash provided by financing activities	69,600	54,326	51,879

Net increase (decrease) in cash, cash equivalents and restricted cash	39,356	(353,648)	(123,963)
Cash, cash equivalents and restricted cash at beginning of period	63,987	417,635	541,598
Cash, cash equivalents and restricted cash at end of period	$103,343	$63,987	$417,635

Supplemental disclosure of cash flow information
Cash paid for interest	$37,857	$34,878	$18,684
Income taxes paid (refunded), net	$(118)	$40	$1,221

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.Organization and Significant Accounting Policies

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of its portfolio of FDA-approved oncology products, including LOQTORZI. The Company’s strategy is to build a leading immuno-oncology business funded with cash generated from its diversified portfolio of FDA-approved therapeutics. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively. The Company sells UDENYCA (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. On August 2, 2022, the FDA approved CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced in October 2022 in the United States. The Company launched YUSIMRY® (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023. On October 27, 2023, the Company announced that LOQTORZI™ (toripalimab-tpzi) was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is a novel PD-1 inhibitor that the Company developed in collaboration with Junshi Biosciences. The Company announced the launch of LOQTORZI in the U.S. on January 2, 2024. On January 19, 2024, the Company entered into the Purchase Agreement by and between the Company and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, the Company completed the Sale Transaction for its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

The Company’s product pipeline comprises the following three product candidates: CHS-1000, an antibody targeting ILT4; casdozokitug (CHS-388, formerly SRF388), an antibody targeting IL-27; and CHS-114 (formerly SRF114), a highly specific afucosylated IgG1 antibody targeting CCR8. In addition to the Company’s internally developed portfolio of product candidates, the Company has two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively.

Basis of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Coherus and its wholly-owned subsidiaries. The Company does not have any significant interest in variable interest entities. All material intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Accounting estimates and judgements are inherently uncertain, and the actual results could differ from these estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2023	2022	2021
Cash and cash equivalents	$63,547	$417,195	$541,158
Restricted cash	440	440	440
Total cash, cash equivalents and restricted cash	$63,987	$417,635	$541,598

	December 31,
At end of period:	2023	2022	2021
Cash and cash equivalents	$102,891	$63,547	$417,195
Restricted cash	452	440	440
Total cash, cash equivalents and restricted cash	$103,343	$63,987	$417,635

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current in the consolidated balance sheets.

The Company classifies the up-front and milestone payments related to licensing arrangements as cash flows used in investing activities in its consolidated statements of cash flows.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses and was not material during the periods presented. The Company believes that its allowance for expected credit losses was adequate and immaterial as of December 31, 2023 and 2022.

Investments in Marketable Securities

Investments in marketable securities primarily consist of U.S. Treasury securities, government agency securities, commercial paper, corporate bonds and market money funds. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limits its exposure to any single issuer, except for securities issued by the U.S. government. All investments in marketable debt securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company regularly reviews its investments for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. There were no impairments related to credit losses during any of the periods presented. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the consolidated statements of operations based on the specific identification method. During 2023, 2022 and 2021, interest income from marketable securities was $2.8 million, $1.9 million and $1.4 million, respectively, and is included in other income (expense), net, in the consolidated statements of operations.

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

Substantially all of the Company’s revenues are in the United States to three wholesalers. During 2023, the products sold by the Company were UDENYCA, CIMERLI, YUSIMRY and LOQTORZI. During 2022, UDENYCA and CIMERLI were the only products sold by the Company, and in 2021 UDENYCA accounted for all of the Company’s revenues.

The Company enters into a strategic commercial supply agreement for each of its products. The Company currently has not engaged back-up suppliers or vendors. If any of the Company’s current vendors are not able to manufacture the supply needed in the quantities and timeframe required, the Company may not be able to supply the product in a timely manner.

Derivative Instruments

In January 2023, the Company commenced using derivative contracts (foreign exchange option contracts) for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Euro. The Company recognizes all derivatives at fair value on the consolidated balance sheets, and corresponding gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The estimated fair value of derivative financial instruments represents the amount required to enter into similar contracts with similar remaining maturities based on quoted market prices. During the periods presented, the Company did not apply hedge accounting to these instruments. There are no derivative instruments entered into for speculative or trading purposes. Since the Company's foreign exchange derivatives all matured and settled by December 31, 2023, there were no derivative assets or derivative liabilities as of December 31, 2023.

Business Combination Accounting & Valuation of Acquired Assets

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, meet the criteria to constitute a business, as defined by U.S. GAAP.

The acquisition method of accounting requires the recognition of assets acquired and liabilities assumed at their acquisition date fair values. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill, or when there is an excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration, a bargain purchase gain is recorded in the consolidated statements of operations. The estimations of fair values based on non-observable inputs that are included in valuation models. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including the estimated future cash flows from revenues of acquired assets, the timing and projection of costs and expenses and the related profit margins, tax rates, and discount rate.

During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed, if based on facts and circumstances existing at the acquisition date, are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to goodwill or bargain purchase gain (See Note 6. Surface Acquisition).

Foreign Currency

Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Translation gains and losses are included in accumulated other comprehensive loss in stockholders’ equity (deficit). Revenue and expense accounts are translated to U.S. dollars at average exchange rates in effect during the period with resulting transaction gains and losses recognized in other income (expense), net in the consolidated statements of operations. The Company has not experienced material foreign currency transaction gains and losses for any of the years presented.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During 2023 and 2022, the Company recorded $52.6 million and $26.0 million in inventory write-downs, respectively, within cost of goods sold in the consolidated statements of operations. The 2023 charge was primarily for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. The 2022 charge was due to the competitive environment and lower demand for UDENYCA resulting in certain inventory becoming at risk of expiration.

Although the Company believes the assumptions used in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by management, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in the consolidated statements of operations. Adverse developments affecting the Company’s assumptions of the level and timing of demand for its products include those that are outside of the Company’s control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors.

Prior to the regulatory approval of product candidates, the Company incurs expenses for the manufacture of drug products that could potentially be available to support the commercial launch of the products. Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment.  A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. Inventory in the consolidated balance sheets as of December 31, 2023 was related to UDENYCA, YUSIMRY, CIMERLI and LOQTORZI. The Company began to capitalize inventory costs associated with UDENYCA, CIMERLI and LOQTORZI after receiving final regulatory approval in November 2018, August 2022, and October 2023, respectively, and capitalization of YUSIMRY inventory costs began in the second quarter of 2022 when sales were deemed probable.

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

Finite-lived intangible assets are generally amortized on a straight-line basis over their estimated economic life and are reviewed periodically for impairment. The amortization expense related to capitalized milestone payments under license agreements and the amortization expense from out-licenses are recorded as a component of cost of goods sold in the consolidated statements of operations. The estimated life for capitalized milestone payments is ten years, and the life for acquired out-licenses is fifteen years.

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

Contingent Consideration

Contingent consideration relates to the potential payments to holders of the CVRs that are contingent upon the achievement of the Company and certain third-parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within loss from operations in the consolidated statements of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

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

Product Sales Discounts and Allowances

Revenue from product sales is recorded at the net sales price (“transaction price”), which includes estimates of variable consideration for which reserves are established and that result from chargebacks, rebates, co-pay assistance, prompt-payment discounts, returns and other allowances that are offered within contracts between the Company and its Customers, Healthcare Providers, payers and GPOs. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions in trade receivables (if the amounts are payable to a Customer) or current and non-current liabilities (if the amounts are payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which the Company is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amount of consideration ultimately received may differ. If actual results in the future vary from the Company’s estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

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

Product Returns: The Company offers its Customers limited product return rights, which are principally based upon whether the product is damaged or defective, or the product’s expiration date.

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

Royalty Revenue

Royalty revenue from licensees, which is based on sales to third parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Royalty revenue was immaterial for all periods presented and is included in net revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, royalties on certain products, and charges for inventory write-downs. Through March 31, 2021, a portion of the costs of producing UDENYCA sold was expensed as research and development before the FDA approval of UDENYCA and therefore is not reflected in cost of goods sold. All the inventory expensed prior to approval of UDENYCA was fully utilized by March 31, 2021; thus, the costs of producing UDENYCA are fully reflected in cost of goods sold beginning April 1, 2021.

On May 2, 2019, the Company and Amgen settled a trade secret action brought by Amgen. As a result, cost of goods sold reflects a mid-single digit royalty on UDENYCA net product revenue, which began on July 1, 2019. The royalty cost will continue for five years pursuant to the settlement. Additionally, the Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. The Company incurs royalties on net sales of LOQTORZI in the low- to mid-twenty percent range and on net sales of YUSIMRY in the mid-single digit range. Pursuant to the Genentech Agreement, the Company incurred a royalty that was a low single-digit percentage of net sales of CIMERLI through the end of 2023.

In 2023, 2022 and 2021, cost of goods sold included inventory write-downs, net of $52.6 million, $26.0 million and $5.1 million, respectively.

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

Selling, General and Administrative Expense

Selling, general and administrative expense comprises primarily compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $10.9 million, $10.5 million and $8.7 million in 2023, 2022 and 2021, respectively.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The Company does not expect its unrecognized tax benefits from prior years to change significantly in 2024.

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

The operating and finance lease right-of-use assets and the lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date or the lease modification date, as applicable, in determining the lease liabilities as the Company's leases generally do not provide an implicit rate.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive (see Note 14. Net Loss Per Share).

Comprehensive Loss

Comprehensive loss includes the following two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity (deficit), but are excluded from net loss. The Company’s other comprehensive income (loss) includes unrealized gains on available-for-sale securities and foreign currency translation adjustments in 2023, 2022 and 2021.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year presentation in 2023, including amounts in the consolidated statements of cash flows. There were no changes to net cash used in operating activities in the consolidated statements of cash flows for the prior years as a result.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that the Company has not yet adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, among other expanded. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The new standard is effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

2.Revenue

The Company launched LOQTORZI and YUSIMRY in the United States in December and July 2023, respectively, and initiated sales of CIMERLI on October 3, 2022. All net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Products
UDENYCA	$127,064	$203,814	$326,509
CIMERLI	125,388	6,946	—
YUSIMRY	3,574	—	—
LOQTORZI	554	—	—
Total net product revenue	256,580	210,760	326,509
Other	664	282	42
Total net revenue	$257,244	$211,042	$326,551

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Year Ended December 31,
	2023	2022	2021
McKesson Corporation	40%	38%	39%
Cencora (previously known as AmeriSource-Bergen Corporation)	43%	44%	39%
Cardinal Health, Inc.	15%	17%	20%

Product Sales Discounts and Allowances

Provisions that reduce net revenue include chargebacks and discounts for prompt payment, which are recorded as a reduction in trade receivables, and rebates, other fees, co-pay assistance and returns, which are recorded as current liabilities and other liabilities, non-current in the accompanying consolidated balance sheets. The activities and ending reserve balances for each significant category of sales discounts and allowances, which constitute variable consideration, are as follows:

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2020	$40,580	$54,058	$28,760	$123,398
Provision related to sales made in:
Current period	470,791	113,705	94,703	679,199
Prior period - increase (decrease)	(2,876)	(4,976)	(3,555)	(11,407)
Payments and customer credits issued	(478,830)	(108,783)	(93,854)	(681,467)
Balances at December 31, 2021	29,665	54,004	26,054	109,723
Provision related to sales made in:
Current period	436,865	68,399	73,435	578,699
Prior period - increase (decrease)	(2,090)	(1,050)	32	(3,108)
Payments and customer credits issued	(421,763)	(82,640)	(80,408)	(584,811)
Balances at December 31, 2022	42,677	38,713	19,113	100,503
Provision related to sales made in:
Current period	590,772	143,370	110,183	844,325
Prior period - increase (decrease)	(1,361)	1,424	3,744	3,807
Payments and customer credits issued	(558,135)	(62,370)	(83,245)	(703,750)
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885

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

In connection with the Surface Acquisition on September 8, 2023 (see Note 6. Surface Acquisition), the Company acquired money market funds and marketable securities and recorded a contingent consideration liability related to the CVRs. At the end of each reporting period, the fair value of the CVR liability is determined using a financial model representing a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liability will be met. As of December 31, 2023, the CVR liability was reduced by a fair value adjustment of $0.9 million which was recorded within selling, general and administrative expense in the consolidated statements of operations. The CVR liabilities were recorded in accrued and other current liabilities and other liabilities, non-current on the consolidated balance sheets.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Debt Obligations.  Other financial liabilities and financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$88,460	$998	$—	$89,458
Marketable debt securities:
U.S. government agency securities	5,195	—	—	5,195
U.S. treasury securities	2,993	—	—	2,993
Commercial paper and corporate notes	—	6,669	—	6,669
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	625	625
Total	$96,648	$7,667	$625	$104,940
Financial Liabilities:
Contingent consideration	$—	$—	$4,472	$4,472

	Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$55,060	$—	$—	$55,060
Marketable debt securities:
U.S. government agency securities	19,964	—	—	19,964
U.S. treasury securities	68,418	—	—	68,418
Commercial paper and corporate notes	—	48,203	—	48,203
Total	$143,442	$48,203	$—	$191,645

(1)	Cash equivalents consist of money market funds, U.S treasury securities, and commercial paper and corporate notes with original maturities of 90 days or less.
(2)	Relates to Optional Stock Purchase Agreement.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	December 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$79,484	$—	$—	$79,484
U.S. government agency securities	5,200	—	(5)	5,195
U.S. treasury securities	11,967	2	—	11,969
Commercial paper and corporate notes	7,673	—	(6)	7,667
Total	$104,324	$2	$(11)	$104,315

	December 31, 2022
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$55,060	$—	$—	$55,060
U.S. government agency securities	19,929	35	—	19,964
U.S. treasury securities	68,431	8	(21)	68,418
Commercial paper and corporate notes	48,203	—	—	48,203
Total	$191,623	$43	$(21)	$191,645

The Company held 9 and 13 positions that were in unrealized loss positions as of December 31, 2023 and 2022, respectively. No impairment was recognized in 2023 or 2022. As of December 31, 2023 and 2022, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 9 and 7 months, respectively. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2023 and 2022.

4.Inventory

Inventory consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$12,975	$10,262
Work in process	82,588	86,712
Finished goods	34,537	18,077
Total	$130,100	$115,051

During 2023, the Company recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory, inclusive of the related partial recognition of $20.5 million in certain firm purchase commitments in cost of goods sold in the consolidated statements of operations. The Company has presented the partial recognition of these certain firm purchase commitments in the amounts of $11.5 million and $9.0 million in accrued and other current liabilities and other liabilities, non-current, respectively, in the consolidated balance sheets as of December 31, 2023. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current in the consolidated balance sheets. As of December 31, 2023 and 2022, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	December 31,
(in thousands)	2023	2022
Inventory	$62,605	$38,791
Inventory, non-current	67,495	76,260
Total	$130,100	$115,051

Prepaid manufacturing of $23.7 million as of December 31, 2023 includes prepayments of $12.6 million to CMOs for manufacturing services of the Company’s products, which the Company expects to be converted into inventory during 2024, and prepayments of $11.1 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $17.9 million as of December 31, 2022 included prepayments of $13.0 million to CMOs for manufacturing services of the Company’s products and prepayments of $4.9 million to various CMOs for research and development pipeline programs.

In February 2021, the Company announced the discontinuation of the development of CHS-2020, a biosimilar of Eylea as part of a realignment of research and development resources toward other development programs. As a result, the Company recognized $11.2 million within research and development expense in the consolidated statements of operations in 2021, which included an impairment charge of $3.2 million for the write-off of prepaid manufacturing services no longer deemed to have future benefits. No material expense relating to the discontinuation of CHS-2020 was recognized after March 31, 2021.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Machinery and equipment	$13,124	$12,944
Computer equipment and software	3,546	3,183
Furniture and fixtures	1,055	1,258
Leasehold improvements	5,751	6,198
Finance lease right of use assets	2,294	4,632
Construction in progress	—	696
Total property and equipment	25,770	28,911
Accumulated depreciation and amortization	(20,651)	(20,157)
Property and equipment, net	$5,119	$8,754

Depreciation and amortization expense related to property and equipment, net was $3.2 million, $3.6 million and $3.5 million in 2023, 2022 and 2021, respectively. There were no material impairments of property and equipment in 2023, 2022 and 2021.

As of December 31, 2023 and 2022, the net book value of software implementation costs related to hosting arrangements was $3.2 million and $3.5 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Finite-lived assets, net of accumulated amortization of $639 and $61, respectively	$41,871	$2,368
Indefinite-lived assets - IPR&D	28,859	2,620
Goodwill	943	943
Total Intangible assets, net	$71,673	$5,931

Amortization expense related to finite-lived intangible assets was immaterial in all periods presented. As of December 31, 2023, amortization expense related to finite-lived assets for each of the five succeeding fiscal years will be approximately $3.8 million. The weighted average remaining life of the finite-lived assets is 11.4 years on December 31, 2023. No impairment charges were recognized for goodwill or intangible assets during 2023, 2022 or 2021. During 2023, the Company’s intangible assets increased due to assets acquired in the Surface Acquisition (see Note 6. Surface Acquisition) and capitalized milestone payments, including $25.0 million to Junshi Biosciences (see Note 7. Collaborations and Other Arrangements).

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Accrued commercial and research and development manufacturing	$23,470	$21,774
Accrued co-development costs and milestone payments	26,812	8,356
Accrued royalties	42,031	5,015
Accrued other	7,628	10,634
Lease liabilities, current	2,145	4,318
Contingent consideration, current	3,300	—
Total Accrued and other current liabilities	$105,386	$50,097

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Contingent consideration, non-current	$1,172	$102
Deferred tax liability	1,102	—
Other	10,287	3,365
Total Other liabilities, non-current	$12,561	$3,467

6. Surface Acquisition

On September 8, 2023, in accordance with Merger Agreement by the Merger Subs, and Surface, the Company completed the Surface Acquisition. Surface is a clinical-stage immuno-oncology company focused on using its specialized knowledge of the biological pathways critical to the immunosuppressive tumor microenvironment for the development of next-generation cancer therapies. The Surface Acquisition expanded the Company’s immune-oncology pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors.

On the Acquisition Date, and in accordance with the Merger Agreement, the Company issued to the holders of all outstanding Surface common stock (other than treasury shares, any shares of Surface common stock held directly by the Company or the Merger Subs immediately prior to the Acquisition Date and shares of Surface common stock issued and outstanding immediately prior to the Acquisition Date and held by any holder properly demanding appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) 0.1960 shares of Coherus common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of Coherus common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at the Company’s discretion during the ten-year period following September 8, 2023, for the sum of the following, less any permitted deductions in accordance with the CVR Agreement:

●	70% of all milestone- and royalty-based payments actually received by the Company or its affiliates under the GSK Agreement related to the existing program (GSK4381562);
●	70% of all milestone- and royalty-based payments actually received by the Company or its affiliates under the Novartis Agreement related to the existing program (NZV930);
●	25% of any upfront payment actually received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for CHS-114; and

●	50% of any upfront payment actually received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

The Company has recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement described above. The Company is unable to estimate a range of outcomes for potential royalty and milestone payments for CHS-114 and casdozokitug.

The total consideration paid for the Surface Acquisition of $64.6 million consisted of the following:

(in thousands, except share and per share amounts)	As of Acquisition Date
Coherus common stock issued	11,971,460
Coherus common stock share price	$4.89

Fair value of components of purchase price consideration at closing:
Equity of combined company owned by Surface equity holders	$58,540
Contingent CVR liability	5,290
Equity of combined company owned by Surface former employees (1)	766
Fair value of total purchase consideration	$64,596
(1)	Represents 161,100 shares of Coherus common stock, net of shares withheld for taxes, issued to Surface’s former employees on the Acquisition Date.

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

The Company believes that, even after reassessing its identification of all assets acquired and liabilities assumed, it was able to acquire Surface for a price that was completely allocable to identifiable assets acquired and liabilities assumed with no residual attributable to goodwill primarily due to Surface’s need to raise additional capital to finance its operations, the challenging biotech funding environment at the time the transaction was initially announced, and the value of the acquired net assets.

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

Following the Acquisition Date, the operating results of Surface have been included in the consolidated financial statements. For the period September 8, 2023 through December 31, 2023, there was no revenue attributable to Surface and operating losses attributable to Surface for such period were $5.9 million, excluding acquisition-related costs.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the years ended December 31, 2023 and 2022, as if the Surface Acquisition had occurred on January 1, 2022. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2022, and it is not indicative of what such results would be expected for any future period:

	Year Ended December 31,
(in thousands)	2023	2022
Total revenues	$257,244	$241,042
Net loss	$(284,575)	$(369,442)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Surface. In order to reflect the Surface Acquisition as if it had occurred on January 1, 2022, the summary pro forma financial information includes adjustments to reflect Surface’s severance expense, the early termination and related amortization expense of Surface’s corporate headquarters operating lease, the loss on debt extinguishment and historical interest expense related to the cash settlement of Surface’s convertible note as if it had occurred on January 1, 2022, and amortization expense on the acquired finite-lived intangible assets. The unaudited pro forma summary of operations does not reflect the income tax effects, if any, of the pro forma adjustments, given the combined entity incurred significant losses during the historical periods presented.

Acquisition-related costs of $5.1 million were recorded in selling, general and administrative expense in the consolidated statements of operations during the year ended December 31, 2023.

7.	Collaborations and Other Arrangements

In-Licensing Agreements

Junshi Biosciences

On February 1, 2021, the Company entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company will have the right to conduct all commercial activities of LOQTORZI in the United States and Canada. The

Company will be obligated to pay Junshi Biosciences up to a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Junshi Biosciences and the Company were jointly developing CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement, however on January 10, 2024, the Company announced that it had delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement. The Company plans to continue to wind down work with Junshi Biosciences on the TIGIT Program pursuant to the termination. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay Junshi Biosciences an additional option exercise fee of $35.0 million and an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of LOQTORZI and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. Research and development expenses recognized for obligations to Junshi Biosciences were $8.0 million, $68.5 million (inclusive of the $35.0 million option fee) and $175.4 million (inclusive of the upfront fee) in 2023, 2022, and 2021 respectively. In the consolidated balance sheets as of December 31, 2023 and 2022, the Company classified $26.3 million and $8.4 million, respectively, in accrued and other current liabilities and $6.3 million and $0 in accounts payable, respectively, related to the co-development, regulatory and technology transfer costs related to these programs.

On October 27, 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. As of December 31, 2023, the Company has accrued a $25.0 million milestone payment to Junshi Biosciences, of which it expects to pay $12.5 million in the second quarter of 2024 and $12.5 million in the first quarter of 2025. This amount is a non-cash transaction which the Company has recognized in intangible assets, net and accrued and other current liabilities as of December 31, 2023. The accrued royalty obligation to Junshi Biosciences is immaterial as of December 31, 2023. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

In connection with the Collaboration Agreement, the Company entered into a stock purchase agreement dated February 1, 2021 (the “Stock Purchase Agreement”) with Junshi Biosciences agreeing, subject to customary conditions, to acquire certain equity interests in the Company. Pursuant to the Stock Purchase Agreement, on April 16, 2021, the Company issued 2,491,988 unregistered shares of its common stock to Junshi Biosciences, at a price per share of $20.06, for an aggregate amount of approximately $50.0 million in cash. Under the terms of the Stock Purchase Agreement, Junshi Biosciences was not permitted to sell, transfer, make any short sale of, or grant any option for the sale of the common stock for the two-year period following its effective date. The Collaboration Agreement and the Stock Purchase Agreement were negotiated concurrently and were therefore evaluated as a single agreement. The Company used the “Finnerty” and “Asian put” valuation models and determined the fair value for the discount for lack of marketability (“DLOM”) was $9.0 million at the date the shares were issued. The fair value of the DLOM was attributable to the Collaboration Agreement and was included as an offset against the research and development expense in the consolidated statements of operations for the year ended December 31, 2021.

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

Under the agreement, Bioeq was required to use commercially reasonable efforts to develop and obtain regulatory approval of the Bioeq Licensed Products in the United States in accordance with a development and manufacturing plan, and the Company was required to use commercially reasonable efforts to commercialize the Bioeq Licensed Products in accordance with a commercialization plan. Additionally, the Company was required to commit certain pre-launch and post-launch resources to the commercialization of the Bioeq Licensed Products for a limited time as specified in the agreement.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The Company paid Bioeq an upfront and a milestone payment aggregating to €10 million ($11.1 million), which was recorded as research and development expense in the Company’s consolidated statements of operations in 2019. The terms of the Bioeq Agreement include an aggregate of up to €12.5 million in additional milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in 2022. The Company shares a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. Royalties due to Bioeq were $38.4 million and $2.9 million as of December 31, 2023 and 2022, respectively. The remaining milestone payments are contingent upon future events and, therefore, will be recorded when it becomes probable that a milestone will be achieved.

Adimab Development and Option Agreement

In October 2018, Surface and Adimab entered into the A&R Adimab Agreement, which amended and restated the Original Adimab Agreement, for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, the Company will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, extended the discovery term of the Original Adimab Agreement, provided access to additional antibodies, and expanded the Company’s right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

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

Adimab granted the Company the Research Option. In addition, Adimab granted the Company the Commercialization Option. Upon the exercise of a Commercialization Option, and payment of the applicable option fee to Adimab, Adimab will assign the Company the patents that cover the antibodies selected by such Commercialization Option. The Company will be required to use commercially reasonable efforts to develop, seek market approval of, and commercialize at least one antibody against the target covered by the Commercialization Option in specified markets upon the exercise of a Commercialization Option.

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

Vaccinex License Agreement

On March 23, 2021, Surface and Vaccinex entered into the Vaccinex License Agreement which provides the Company a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit Vaccinex Licensed Products, including the antibody CHS-114 targeting CCR8. Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product.

The Company is responsible for all costs and expenses of such development, manufacturing and commercialization. Vaccinex is eligible to receive up to an aggregate of $3.5 million based on achievement of certain clinical milestones, up to an aggregate of $11.5 million based on achievement of certain regulatory milestones per Vaccinex Licensed Product, and low single-digit royalties on global net sales of any approved licensed products.

The Company may terminate the Vaccinex License Agreement for convenience upon the notice period specified in the Vaccinex License Agreement. Either party may terminate the agreement for an uncured material breach by the other party. Vaccinex may terminate the Vaccinex License Agreement if we default on any payments owed to Vaccinex under the agreement, if the Company is in material breach of, and fails to cure, its development obligations, or institute certain actions related to the licensed patents. In the event of termination, all rights in the licensed intellectual property would revert to Vaccinex.

Out-Licensing Agreements Acquired as part of the Surface Acquisition

On September 8, 2023, at the closing of the Surface Acquisition, all the assets, liabilities, rights and obligations of Surface were assumed by the Company’s direct, wholly-owned subsidiary, Surface Oncology, LLC. See further details in Note 6. Surface Acquisition above.

Novartis Institutes

In January 2016, Surface entered into the Novartis Agreement. Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). Under the Novartis Agreement, the Company is currently entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the Novartis Agreement. The Company did not recognize any revenue relating to the Novartis Agreement from September 8, 2023 through December 31, 2023.

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

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies. GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company did not recognize license-related revenue under the GSK Agreement from September 8, 2023 through December 31, 2023.

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

8.Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(3,519)	$246,481	$246,481	Level 2*
2026 Convertible Notes	$230,000	$(3,112)	$226,888	$150,155	Level 2**

	At December 31, 2022
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(4,517)	$245,483	$245,483	Level 2*
2026 Convertible Notes	$230,000	$(4,425)	$225,575	$157,205	Level 2**

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

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the Company’s 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. The 2027 Term Loans accrued interest from inception through March 31, 2023 at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.0%; and starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR which is the sum of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the fourth quarter of 2023 was 13.91%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes covenants, such as the requirement to maintain minimum trailing twelve-month net sales in an amount that began at $200.0 million for the quarter ending March 31, 2022 and increases to $210.0 million for the quarter ended March 31, 2024. As a result of the Consent and Amendment entered into on February 5, 2024, beginning in the second quarter of 2024 and continuing through the quarter ended December 31, 2026, the requirement is to maintain minimum trailing twelve-month net sales of $125.0 million. In addition, there is a requirement to maintain a minimum trailing twelve-month net sales for LOQTORZI tested quarterly at the end of each quarter commencing with the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict the Company’s ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement. A change of control of the Company triggers a mandatory prepayment of the 2027 Term Loans within ten business days. See Note 17. Subsequent Events for further information regarding the Consent and Amendment to the 2027 Term Loans.

As of December 31, 2023, the Company was in full compliance with these covenants and there were no events of default under the 2027 Term Loans.

In connection with the closing of Tranche A, the Company incurred $7.8 million in debt discounts and issuance costs of which $6.8 million related to all the tranches of the 2027 Term Loans and was thus allocated pro rata between the tranches. The unamortized debt discount and issuance costs allocated to funded tranches are presented as deductions to the 2027 Term Loan balance and are amortized into interest expense using the effective interest method. The $2.3 million allocated to Tranche B was fully amortized over the commitment period prior to funding and recognized as interest expense in the first quarter of 2022. The associated debt discounts and issuance costs of unfunded tranches were deferred as assets and amortized into interest expense using the straight-line method over the commitment period of the respective tranches. At the closing dates of Tranche B on March 31, 2022 and Tranche D on September 14, 2022, the Company incurred an additional $1.0 million and $0.5 million, respectively, in debt issuance costs. As of December 31, 2023, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $3.5 million will be amortized using the effective interest rate over the remaining term of 3.0 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Year Ended December 31,
(in thousands)	2023	2022
Contractual interest	$34,289	$20,243
Amortization of debt discount and debt issuance costs	1,094	4,550
Total interest expense	$35,383	$24,793

Assuming the fourth quarter of 2023 interest rate of 13.91%, future payments on the 2027 Term Loans as of December 31, 2023, are as follows:

Year ending December 31, (in thousands)
2024 - interest only	$35,345
2025 - interest only	35,248
2026 - principal and interest	224,607
2027 - principal and interest	50,097
Total minimum payments	345,297
Less amount representing interest	(95,297)
2027 Term Loans, gross	250,000
Less unamortized debt discount and debt issuance costs	(3,519)
Net carrying amount of 2027 Term Loans	$246,481

The table above does not reflect any adjustment for transactions contemplated by the Consent and Amendment entered into on February 5, 2024, including any prepayments to the 2027 Term Loans.

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

As of December 31, 2023, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

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

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments. Therefore, the total $18.2 million capped call premium paid was recorded as a reduction to additional paid-in capital in the consolidated balance sheets in 2020. The capped calls will not be subsequently re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes in the consolidated balance sheet. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

If the 2026 Convertible Notes were converted on December 31, 2023, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $39.8 million based on the Company’s closing stock price of $3.33 as of December 29, 2023.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stated coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount and debt issuance costs	1,313	1,286	1,259
Total interest expense	$4,763	$4,736	$4,709

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $3.1 million as of December 31, 2023, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of December 31, 2023 are as follows:

Year ending December 31, (in thousands)
2024 - interest only	$3,450
2025 - interest only	3,450
2026 - principal and interest	231,725
Total minimum payments	238,625
Less amount representing interest	(8,625)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(3,112)
Net carrying amount of 2026 Convertible Notes	$226,888

8.2% Convertible Notes due 2022

On February 29, 2016, the Company issued and sold $100.0 million aggregate principal amount of its 8.2% Convertible Senior Notes due 2022. The 2022 Convertible Notes constituted general, senior unsubordinated obligations of the Company and were guaranteed by certain subsidiaries of the Company, bore interest at a fixed coupon rate of 8.2% per annum payable quarterly and matured on March 31, 2022. In March 2022, the Company fully repaid the 2022 Convertible Notes, and as a result had no continuing obligations associated with them thereafter. The payoff amount of $111.1 million included the repayment of the entire outstanding principal amount, the 9.0% premium of the outstanding principal amount and accrued and unpaid interest.

The 2022 Convertible Notes were issued to Healthcare Royalty Partners III, L.P., for $75.0 million in aggregate principal amount, and to three related party investors, KKR Biosimilar L.P., MX II Associates LLC, and KMG Capital Partners, LLC, for $20.0 million, $4.0 million, and $1.0 million, respectively, in aggregate principal amount.

The following table presents the components of interest expense of the 2022 Convertible Notes:

	Year Ended December 31,
(in thousands)	2022	2021
Stated coupon interest	$2,050	$8,200
Amortization of debt discount and debt issuance costs	521	1,966
Total interest expense	$2,571	$10,166

2025 Term Loan

On January 7, 2019, the Company entered into the 2025 Term Loan with affiliates of Healthcare Royalty Partners (together, the “Lender”). The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Starting January 1, 2020, the Borrowings under the 2025 Term Loan bore interest at 6.75% per annum plus three month LIBOR. Interest was payable quarterly in arrears.

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on January 7, 2022, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the consolidated statements of operations for 2022.

The following table presents the components of interest expense of the 2025 Term Loan:

	Year Ended December 31,
(in thousands)	2022	2021
Stated coupon interest	$154	$7,034
Amortization of debt discount and debt issuance costs	16	1,032
Total interest expense	$170	$8,066

9.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of December 31, 2023, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2024	$52,514
2025	19,154
2026	1,410
Total obligations	$73,078

As of December 31, 2023, total obligations excludes certain purchase commitments that were assumed by Sandoz upon their acquisition of the Company’s CIMERLI ophthalmology franchise (see Note 17. Subsequent Events). The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it’s determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of December 31, 2023 and 2022, the Company had an accrual of $6.4 million and $4.7 million, respectively, related to such matters that was included in accrued rebates, fees and reserves in the consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company established an accrual as of December 31, 2023 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 9, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.Leases

Through December 31, 2023, the Company leased approximately 47,789 square feet of office space for its corporate headquarters in Redwood City, California (the “Lease Agreement”). Prior to an amendment to the Lease Agreement entered into on October 24, 2023 (the “Sixth Amendment”), the Lease Agreement was set to expire in September 2024 and contained a one-time option to extend the lease term for five years. Under the terms of the Sixth Amendment, the Company extended the lease term through September 30, 2027 and reduced the amount of office space leased to 27,532 square feet. The remaining 20,257 square feet of office space expired on December 31, 2023, according to the terms of the Sixth Amendment.

The Company also leases approximately 25,017 square feet for its laboratory facilities in Camarillo, California which commenced in January 2020. This lease terminates in May 2027 and contains a one-time option to extend the lease term for five years. Both facility leases provide for certain limited rent abatement and annual scheduled rent increases over their respective lease terms.

The Company determined that the above facility leases were operating leases. The options to extend the lease terms, if any, for these leases were not included as part of the right-of-use asset or lease liability as it was not reasonably certain the Company would exercise those options.

In 2019, the Company entered into the Vehicle Lease Agreement, pursuant to which the Company leased approximately 50 vehicles as of December 31, 2023. The term of each leased vehicle is 36 months and commences upon the delivery of the vehicle. The vehicles leased under this arrangement were classified as finance leases. Beginning in February 2023, the Company no longer enters into these leasing arrangements and began transitioning to a reimbursement program with employees.

Supplemental information related to the Company’s leases is as follows:

(in thousands)		December 31,
Assets	Balance Sheet Classification	2023	2022
Operating leases	Other assets, non-current	$5,912	$5,690
Finance leases	Property and equipment, net	1,022	2,584
Total leased assets		$6,934	$8,274

(in thousands)		December 31,
Liabilities	Balance Sheet Classification	2023	2022
Operating lease liabilities, current	Accrued and other current liabilities	$1,424	$3,127
Operating lease liabilities, non-current	Lease liabilities, non-current	4,977	3,628
Total operating lease liabilities		$6,401	$6,755

Finance lease liabilities, current	Accrued and other current liabilities	$721	$1,191
Finance lease liabilities, non-current	Lease liabilities, non-current	351	1,418
Total finance lease liabilities		$1,072	$2,609

Other information related to lease term and discount rate is as follows:

	December 31,
	2023	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	3.6 years	2.2 years	3.2 years
Finance leases	1.4 years	2.2 years	1.7 years
Weighted-Average Discount Rate
Operating leases	11.8%	8.0%	8.0%
Finance leases	8.7%	8.4%	5.8%

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,069	$1,228	$707
Interest on lease liabilities	146	166	82
Total finance lease cost	1,215	1,394	789
Operating lease cost	2,984	3,154	3,066
Total lease cost	$4,199	$4,548	$3,855

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,560	$3,401	$3,435
Operating cash flows from finance leases	$145	$155	$81
Financing cash flows from finance leases	$1,034	$1,228	$672
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,653	$—	$434
Finance leases	$—	$2,694	$477

As of December 31, 2023, the maturities of the lease liabilities were as follows:

Year ending December 31, (in thousands)	Operating leases	Finance leases
2024	$2,095	$781
2025	2,192	358
2026	2,126	—
2027	1,531	—
Total lease payments	7,944	1,139
Less imputed interest	(1,543)	(67)
Lease liabilities	$6,401	$1,072

11.Stockholders’ Deficit

Public Offering

On May 16, 2023, the Company entered into the Underwriting Agreement with the Underwriters, pursuant to which the Company issued and sold the Firm Shares to the Underwriters. Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase the Option Shares, which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $3.995 per share.

The Offering was made pursuant to a prospectus supplement and related prospectus filed with the SEC pursuant to the Company’s Registration Statement under which the Company may offer and sell up to $150.0 million in the aggregate of its common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. On May 18, 2023, the Company completed the sale and issuance of an aggregate of 13,529,411 Shares, including the exercise in full of the Underwriters’ option to purchase the Option Shares. The Company received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.

ATM Offering

On November 8, 2022, the Company filed a Registration Statement. Also on November 8, 2022, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock through or to Cowen as the Company’s sales agent or principal in the ATM Offering.

On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, the Company reduced the number of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.25 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.75 million.

On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, the Company increased the number of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.75 million, increasing the aggregate offering price under the Sales Agreement from $63.75 million to $92.5 million.

The following table summarizes information regarding settlements under the ATM Offering:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Number of common stock shares sold during the period	3,559,761	916,884
Weighted-average price per share	$5.43	$7.30
Gross proceeds	$19,339	$6,692
Less commissions and fees	(483)	(168)
Net proceeds after commissions and fees	$18,856	$6,524

As of December 31, 2023, the Company had approximately $66.5 million of its common stock remaining available for sales under the ATM Offering.

Common Stock

On October 9, 2023, in accordance with the terms of the Optional Stock Purchase Agreement, the Company issued 2,225,513 shares of its common stock to the CMO for a price of $3.675 per share, with a total value of $8.2 million in this non-cash transaction. The Optional Stock Purchase Agreement gave the Company the option, in its sole discretion, to elect to pay for certain manufacturing services provided by the CMO by either paying cash or a Stock Service Fee Payment. On October 4, 2023, the Company notified the CMO of its election of the Stock Service Fee Payment. The price per share of common stock was equal to the volume-weighted average closing trading price per share of common stock on the Nasdaq Global Market over the ten-trading day period ending on and including October 6, 2023.

12.Stock-Based Compensation and Employee Benefits

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Plan, which became effective upon the closing of the Company’s IPO on November 6, 2014. The 2014 Plan is subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors with 2024 being the last calendar year with an automatic annual increase under the 2014 Plan. All remaining shares under the Company’s 2010 Stock Plan (the “2010 Plan”) were transferred to the 2014 Plan upon adoption and any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan provided for the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. While the 2014 Plan allows for non-qualified or incentive stock options, primarily all option grants made since June 2016 have been for non-qualified stock options. Under the 2010 Plan, no awards have been issued since 2014, and there were no shares of common stock available for future issuance as of December 31, 2023. There were 881,231 shares of common stock available for future issuance as of December 31, 2023 under the 2014 Plan.

In June 2016, the Company adopted the 2016 Employment Commencement Incentive Plan. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2023, the Company had 1,773,921 shares of common stock available for future issuance for new employees. The 2016 Plan does not provide for any annual increases in the number of shares available.

Stock option exercises are settled with common stock from the plans’ previously authorized and available pool of shares. If any shares subject to an award granted under the 2014 Plan or the 2016 Plan expire or become forfeited or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back into the authorized pool. The annual grant to eligible employees can vary depending on the type of award, and the award size is determined by the employee’s grade level.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

The following table sets forth the summary of option activities under the 2016 Plan and the 2014 Plan:

	Options
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Terms	Value
	Options	Exercise Price	(Years)	(in thousands)
Outstanding at December 31, 2022	21,691,321	$15.00
Granted - at fair value	5,947,607	$6.86
Exercised	(430,504)	$1.61
Forfeited/Canceled	(3,549,184)	$14.25
Outstanding at December 31, 2023	23,659,240	$13.31	5.7	$2,337
Exercisable at December 31, 2023	16,279,679	$15.20	4.3	$1,815

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Information on options outstanding and exercisable as of December 31, 2023 is summarized as follows:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual Terms	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price
$1.67	-	$5.44	4,288,840	6.9	$3.92	1,356,589	$2.32
$5.86	-	$10.05	4,493,996	6.5	$9.20	2,436,570	$9.45
$10.37	-	$13.63	4,143,765	5.6	$12.41	3,317,635	$12.53
$14.03	-	$17.17	4,436,113	5.8	$15.82	3,304,217	$15.86
$17.30	-	$19.40	3,827,172	5.5	$17.96	3,403,068	$17.95
$19.85	-	$46.38	2,469,354	2.1	$26.90	2,461,600	$26.91
			23,659,240	5.7	$13.31	16,279,679	$15.20

Additional information on options is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2023	2022	2021
Total intrinsic value of options exercised	$425	$914	$9,726
Total grant date fair value of options vested	$30,467	$34,916	$40,365
Weighted-average grant date fair value per share of options granted	$4.19	$7.04	$9.80

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $37.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2022	2,333,307	$14.66
RSUs granted	1,274,753	$8.93
RSUs vested	(1,280,901)	$14.35
RSUs canceled	(600,430)	$11.02
Balances at December 31, 2023	1,726,729	$11.93

Additional information on RSUs is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2023	2022	2021
Total grant date fair value of RSUs vested	$18,381	$13,598	$8,434
Total grant date fair value of RSUs granted	$11,386	$22,502	$27,869
Weighted-average grant-date fair value per share of RSUs granted	$8.93	$13.34	$16.86

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $10.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the ESPP. The ESPP provides for annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 2,541,769 shares of common stock available for future issuance as of December 31, 2023. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of the ESPP are on May 16 and November 16. As of December 31, 2023, there was $0.4 million of unrecognized compensation expense associated with the ESPP, which is expected to be recognized over an estimated weighted-average period of 4.5 months.

Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s consolidated statements of operations related to employees and nonemployees:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of goods sold (1)	$632	$736	$1,099
Research and development	14,596	18,999	18,688
Selling, general and administrative	27,882	31,002	31,577
Stock-based compensation expense	$43,110	$50,737	$51,364

Stock-based compensation expense capitalized into inventory	$1,062	$1,187	$1,025

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

The stock-based compensation for the year ended December 31, 2023 includes restructuring charges described in Note 15 of $1.1 million in research and development expense and a net forfeiture credit of $0.1 million in selling, general and administrative expense.

The stock-based compensation expense recorded in connection with the Surface Acquisition that was not included in the consideration transferred was immaterial.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)
Stock options	6.0	6.1	6.1
ESPP	0.5	0.5	0.5
Expected volatility
Stock options	64%	62%	65%
ESPP	105%	70%	42%
Risk-free interest rate
Stock options	3.92%	2.37%	0.89%
ESPP	5.35%	3.77%	0.06%
Expected dividend yield
Stock options	—%	—%	—%
ESPP	—%	—%	—%

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

401(k) Retirement Plan

In 2019, the Company’s Compensation Committee approved the Company’s matching of the employees 401(k) Plan whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. Beginning January 1, 2021, the Company made matching contributions of 100% of the first 4% of eligible compensation, up to a maximum of $7,500. The Company recorded compensation expense related to the match of $1.8 million, $2.1 million and $1.7 million in 2023, 2022 and 2021, respectively.

13.Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(238,272)	$(291,746)	$(287,058)
Foreign	—	(8)	(42)
Total	$(238,272)	$(291,754)	$(287,100)

For the periods presented, the income tax provision (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Deferred:
Federal	$(380)	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$(380)	$—	$—

Income tax provision (benefit)	$(380)	$—	$—

There was no income tax provision in 2022 and 2021 due to the Company’s history of losses and valuation of allowances against the deferred tax assets.

A reconciliation of the statutory United States federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Percent of pre-tax income:
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.2)	1.7	2.6
Foreign rate differences	—	—	—
Permanent items	—	(0.1)	0.2
Research and development credit	0.9	1.8	2.6
Stock-based compensation costs	(3.5)	(2.3)	(1.2)
Other	0.7	—	—
Change in valuation allowance	(17.7)	(22.1)	(25.2)
Effective income tax rate	0.2%	—%	—%

The components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 consist of the following:

	December 31,
(in thousands)	2023	2022
Net operating loss carryforwards	$170,402	$131,423
Research and development credits	65,225	63,164
Depreciation and amortization	37,211	51,877
Stock-based compensation	30,370	32,561
Sales related accruals	38,474	23,864
Other accruals	42,480	19,717
Capitalized research and development	46,062	17,673
Gross deferred tax assets	430,224	340,279
Right-of-use asset	(1,538)	(1,903)
In-process research and development	(6,403)	(603)
Gross deferred tax liabilities	(7,941)	(2,506)
Total net deferred tax asset	422,283	337,773
Less valuation allowance	(423,385)	(337,773)
Net deferred tax assets (liabilities)	$(1,102)	$—

The tax benefit of net operating losses, temporary differences and credit carry forwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its federal net deferred tax assets and certain state net deferred tax assets will not be realized, and therefore, the Company has offset the federal and certain state net deferred tax assets by a valuation allowance as of December 31, 2023 and 2022.

The valuation allowance increased by $85.6 million, $64.4 million and $72.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income of $774.9 million, which will start to expire in the year 2036, and various states net operating loss carryforwards of $128.0 million, which have various expiration dates beginning in 2031.

As of December 31, 2023, the Company had federal research and development credit carryforwards for federal income tax purposes of $60.6 million, which will start to expire in the year 2031, and state research and development credit carryforwards of $26.5 million, which have no expiration date.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. Under the new enacted tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. The Company files income tax returns in the United States federal jurisdiction, various United States state jurisdictions, and a foreign jurisdiction with varying statutes of limitations. The tax years from inception in 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits during 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$16,838	$15,495	$13,243
Additions based on tax positions related to current year	865	1,385	2,038
Additions (reductions) for tax positions of prior years	(286)	(42)	214
Balance at end of year	$17,417	$16,838	$15,495

As of December 31, 2023, 2022 and 2021, the Company had $17.4 million, $16.8 million and $15.5 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. During 2023, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next twelve months from the balance sheet date as reductions for tax positions of prior years.

14.Net Loss Per Share

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Stock options, including shares subject to ESPP	24,083,222	22,214,875	19,895,097
Restricted stock units	2,266,387	2,399,465	1,811,607
Shares issuable upon conversion of 2022 Convertible Notes	—	1,078,632	4,473,871
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152
Total	38,291,761	37,635,124	38,122,727

15.	Restructuring Charges

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

For the year ended December 31, 2023, the consolidated statements of operations include $3.6 million in research and development expense and $1.3 million in selling, general and administrative expense related to the reduction in force.

16.	Related Party Transactions

Consulting services

In October 2020, the Company entered into a consulting agreement with Lanfear Advisors owned by Mr. Jonathan Lanfear who is the brother of Dennis Lanfear, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Jonathan Lanfear provided consulting services with respect to the Collaboration Agreement executed with Junshi Biosciences in February 2021 and the Letter Agreement with Junshi Biosciences related to the Collaboration Agreement dated January 9, 2022 (See Note 7. Collaborations and Other Arrangements). In addition to the hourly consulting fee paid to Lanfear Advisors under the consulting agreement, the Company granted fully vested stock options to purchase 65,000 shares of common stock with an exercise price of $17.60 per share to Mr. Jonathan Lanfear in February 2021 upon the execution of the Collaboration Agreement with Junshi Biosciences and recognized stock-based compensation expense of $0.8 million. The Company recorded cash consulting expense of $0.2 million in 2021 with respect to these consulting services. There have been no subsequent material related party expenses. Total liabilities recognized in the consolidated balance sheets with respect to these services were immaterial as of December 31, 2023 and 2022.

17.	Subsequent Events

CIMERLI Sale Transaction

On January 19, 2024, the Company entered into the Purchase Agreement by and between the Company and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, the Company completed the Sale Transaction for its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

Partial Release and Third Amendment to 2027 Term Loan

On February 5, 2024, the Company, entered into the Consent and Amendment with the Collateral Agent and the Lenders, pursuant to which the Lenders and the Collateral Agent provided certain consents, and released certain assets and subsidiaries of the Company from their obligations under the 2027 Term Loans and the other loan documents in connection therewith, and the parties thereto agreed to amend the Loan Agreement.

Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain subsidiary of the Company from its obligation and certain assets subject to the transactions contemplated thereby, (2) the Lenders and the Collateral Agent permitted the Company to make a partial prepayment of the principal of the loans outstanding under the 2027 Term Loans in the amount of $175.0 million upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions including a prepayment premium and makewhole amount calculated pursuant to the Consent and Amendment and (3) the parties thereto agreed to adjust the minimum net sales covenant level under the 2027 Term Loans. Upon the closing of the Sale Transaction the Company became liable to repay $175.0 million of the existing principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024 and the Company plans to repay $175.0 million and the prepayment premium and makewhole amount of $6.8 million to the Lenders on or before April 1, 2024 pursuant to the Consent and Amendment.

Other terms of the 2027 Term Loans, as amended by the Consent and Amendment, remain generally identical to those under the 2027 Term Loans.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)     Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus BioSciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 15, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

(a)

Item 1.01 Entry into a Material Definitive Agreement

Amendment No. 2 to Collaboration Agreement

On February 1, 2021, we announced that we had entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada. We entered into an amendment and waiver under the Collaboration Agreement on October 25, 2023 (Amendment No. 1 to Collaboration Agreement”). On March 13, 2024, we and Junshi Biosciences entered into Amendment No. 2 to the Collaboration Agreement (“Amendment No. 2 to Collaboration Agreement”).

Under Amendment No. 2 to Collaboration Agreement, we agreed with Junshi Biosciences to change the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the FDA of toripalimab for the treatment of patients with NPC in the first quarter of 2024. We agreed to split the $25.0 million milestone payment into two equal installments of $12.5 million each, one due in the second quarter of 2024 and one due in the first quarter of 2025. We also agreed to pay approximately $2.5 million in the first quarter of 2024 to Junshi Biosciences for routine expenses incurred pursuant to the Collaboration Agreement.

The foregoing summary of Amendment No. 2 to Collaboration Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amendment No. 2 to Collaboration Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

Item 2.05 Costs Associated with Exit or Disposal Activities

In addition to our 35 former employees who transferred to Sandoz in connection with the closing of the Sale Transaction, on March 11, 2024 we committed to a plan to reduce our workforce (the “Plan”) by approximately 26 employees effective March 18, 2024 to focus resources on strategic priorities including the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved oncology products. One-time restructuring charges associated with the Plan are expected to be approximately $1.5 million, primarily consisting of personnel expenses such as salaries, one-time severance payments, and other benefits. Cash payments related to these expenses will be paid out and the Plan is expected to be completed in the first half of 2024.

The estimated costs that we expect to incur in connection with the Plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.

(b) During the three months ended December 31, 2023, neither we nor any of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/18/2020	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4/17/2020	4.1

4.6	Notice of Successor Trustee to Indenture dated February 7, 2022	10-Q	5/5/2022	4.5

10.1†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.2(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.2(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.3(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.4(a)#	Coherus BioSciences, Inc. 2014 Equity Incentive Award Plan.	S-1/A	10/24/2014	10.11

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.5#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.6#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.7†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.8	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.9	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.10(a)#	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.10(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.10(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.11	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.12	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.13†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.14	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.15	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.16††	License Agreement, dated November 4, 2019, by and between Coherus BioSciences, Inc. and Bioeq IP AG	10-K	2/27/2020	10.29

10.17††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.18	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.1

10.19	Stock Purchase Agreement, dated February 1, 2021, by and between the Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.2

10.20††	Loan Agreement dated as of January 5, 2022 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K	1/7/2022	10.1

10.21††	Letter Agreement, dated February 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.	10-Q	5/5/2022	10.1

10.22††	First Amendment to Loan Agreement dated as of April 7, 2022, among Coherus BioSciences, Inc., the Collateral Agent and the Lenders party thereto.	10-Q	8/4/2022	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.23††	License Agreement, dated June 22, 2022, among Coherus BioSciences, Inc., Bioeq AG and Genentech Inc.	10-K	3/6/2023	10.25

10.24††	Second Amendment and Waiver to Loan Agreement dated as of February 6, 2023, among Coherus BioSciences, Inc., the Collateral Agent and the Lenders party thereto.	10-Q	5/8/2023	10.1

10.25#	Executive Change in Control and Severance Plan, effective January 1, 2023.	10-Q	5/8/2023	10.2

10.26#††	Letter Agreement between Coherus BioSciences, Inc. and Vladimir Vexler, dated as of March 27, 2023.	10-Q	5/8/2023	10.3

10.27	Amendment No. 1 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC, dated May 15, 2023.	10-Q	8/2/2023	10.1

10.28††	Agreement and Plan of Merger, by and among Coherus BioSciences, Inc., Crimson Merger Sub I, Inc., Crimson Merger Sub II, LLC and Surface Oncology, Inc., dated June 15, 2023 (Form of CVR Agreement included as Exhibit A thereto)	8-K	6/16/2023	2.1

10.29††	Settlement and License Agreement among Coherus BioSciences, Inc., AbbVie Inc. and AbbVie Biotechnology Ltd dated January 24, 2019.	10-Q	11/6/2023	10.1

10.30	Amendment No. 2 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC dated September 11, 2023.	10-Q	11/6/2023	10.2

10.31††	First Amended and Restated Development and Option Agreement between Adimab, LLC and Surface Oncology, Inc., dated October 3, 2018.				X

10.32††

Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and Surface Oncology, Inc., dated January 9, 2016, as amended on May 6, 2016, as further amended on July 14, 2017, and as further amended on September 18, 2017.

					X

10.33††	Amendment No. 4 to the Collaboration Agreement between Novartis Institutes for BioMedical Research, Inc. and Surface Oncology, Inc., dated October 9, 2018.				X

10.34††	License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.				X

10.35††	Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.				X

10.36††	Sixth Amendment, effective October 24, 2023, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.				X

10.37††

Amendment to and Waiver, dated October 25, 2023, under the Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.

					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.38	Coherus BioSciences, Inc. Insider Trading Compliance Policy and Procedures, effective February 27, 2023.				X

10.39#††	Letter Agreement between Coherus BioSciences, Inc. and McDavid Stilwell, dated as of December 11, 2023.				X

10.40††	Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and Surface Oncology, Inc.				X

21.1	Subsidiaries of Coherus BioSciences, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97.1	Coherus BioSciences, Inc. Clawback Policy, effective December 1, 2023.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

COHERUS BIOSCIENCES, INC.

Date: March 15, 2024	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis M. Lanfear and Bryan McMichael, his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2024

/s/ Bryan McMichael Bryan McMichael	Interim Chief Financial Officer, Executive Vice President, Accounting and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024

/s/ Georgia Erbez Georgia Erbez	Director	March 15, 2024

/s/ Lee N. Newcomer	Director	March 15, 2024
Lee N. Newcomer

/s/ Charles Newton Charles Newton	Director	March 15, 2024

/s/ Jill O’Donnell-Tormey Jill O’Donnell-Tormey	Director	March 15, 2024

/s/ Michael Ryan Michael Ryan	Director	March 15, 2024

/s/ Ali J. Satvat Ali J. Satvat	Director	March 15, 2024

/s/ Mark D. Stolper Mark D. Stolper	Director	March 15, 2024

/s/ Kimberly J. Tzoumakas Kimberly J. Tzoumakas	Director	March 15, 2024

/s/ Mats Wahlström Mats Wahlström	Director	March 15, 2024