Form 10-Q
period 2024-03-31
Coherus BioSciences, Inc.
filed 2024-05-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, 114,725,740 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize our product candidates in the United States and Canada;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our products and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta and Humira and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$259,775	$102,891
Investments in marketable securities	—	14,857
Trade receivables, net	251,951	260,522
TSA receivables, net (Note 6)	32,194	—
Inventory	61,978	62,605
Prepaid manufacturing	7,498	23,657
Other prepaids and current assets	14,081	11,099
Total current assets	627,477	475,631
Property and equipment, net	4,188	5,119
Inventory, non-current	65,645	67,495
Intangible assets, net	57,104	71,673
Other assets, non-current	9,131	9,686
Total assets	$763,545	$629,604

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,289	$35,219
Accrued rebates, fees and reserves	155,775	169,645
TSA payables and other accrued liabilities (Note 6)	30,770	—
Accrued compensation	22,762	21,521
Accrued and other current liabilities	115,707	105,386
Term loans, current	175,000	—
Total current liabilities	538,303	331,771
Term loans, non-current	72,452	246,481
Convertible notes	227,220	226,888
Lease liabilities, non-current	4,680	5,328
Other liabilities, non-current	2,734	12,561
Total liabilities	845,389	823,029
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at March 31, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 113,496,854 and 112,215,260 at March 31, 2024 and December 31, 2023, respectively)	11	11
Additional paid-in capital	1,395,042	1,386,312
Accumulated other comprehensive loss	(272)	(248)
Accumulated deficit	(1,476,625)	(1,579,500)
Total stockholders' deficit	(81,844)	(193,425)
Total liabilities and stockholders’ deficit	$763,545	$629,604

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net revenue	$77,063	$32,436
Costs and expenses:
Cost of goods sold	34,586	16,874
Research and development	28,470	34,154
Selling, general and administrative	56,532	49,153
Total costs and expenses	119,588	100,181
Loss from operations	(42,525)	(67,745)
Interest expense	(11,116)	(9,712)
Gain on Sale Transaction, net (Note 6)	153,647	—
Other income (expense), net	2,869	1,728
Income (loss) before income taxes	102,875	(75,729)
Income tax provision	—	—
Net income (loss)	$102,875	$(75,729)

Net income (loss) per share:
Basic	$0.91	$(0.96)
Diluted	$0.83	$(0.96)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	112,749,306	79,268,853
Diluted	125,529,971	79,268,853

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$102,875	$(75,729)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(24)	(29)
Comprehensive income (loss)	$102,851	$(75,758)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	102,875	102,875
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of restricted stock units ("RSUs")	741,213	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,507	—	—	1,507
Taxes paid related to net share settlement of RSUs	(284,275)	—	(745)	—	—	(745)
Stock-based compensation expense	—	—	7,677	—	—	7,677
Other comprehensive loss, net of tax	—	—	—	(24)	—	(24)
Balances at March 31, 2024	113,496,854	$11	$1,395,042	$(272)	$(1,476,625)	$(81,844)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)
Net loss	—	—	—	—	(75,729)	(75,729)
Issuance of common stock upon exercise of stock options	24,107	—	103	—	—	103
Issuance of common stock upon vesting of RSUs	771,167	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	1,131,450	—	7,059	—	—	7,059
Taxes paid related to net share settlement of RSUs	(289,944)	—	(2,781)	—	—	(2,781)
Stock-based compensation expense	—	—	12,288	—	—	12,288
Other comprehensive loss, net of tax	—	—	—	(29)	—	(29)
Balances at March 31, 2023	80,488,296	$8	$1,221,100	$(278)	$(1,417,337)	$(196,507)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income (loss)	$102,875	$(75,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,507	949
Stock-based compensation expense	7,319	12,282
Impairment of out-license asset and remeasurement of CVR liability, net	6,772	—
Gain on Sale Transaction, net (Note 6)	(153,647)	—
Inventory write-downs, net	2,481	3,241
Other non-cash adjustments, net	(2,695)	(129)
Changes in operating assets and liabilities:
Trade receivables, net	8,579	8,529
Inventory	(11,455)	(2,671)
Prepaid manufacturing	9,589	1,861
Other prepaid, current and non-current assets	(4,426)	2,057
Accounts payable	616	11,739
Accrued rebates, fees and reserves	(15,157)	1,236
TSA related operating assets and liabilities, net (Note 6)	(1,424)	—
Accrued compensation	1,559	(10,188)
Accrued and other current and non-current liabilities	741	(21,909)
Net cash used in operating activities	(46,766)	(68,732)

Investing activities
Proceeds from maturities of investments in marketable securities	6,200	17,500
Proceeds from sale of investments in marketable securities	8,688	—
Cash received from Sale Transaction (Note 6)	187,823	—
Other investing activities, net	52	26
Net cash provided by investing activities	202,763	17,526

Financing activities
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	1,507	6,835
Proceeds from issuance of common stock upon exercise of stock options	291	103
Taxes paid related to net share settlement	(745)	(2,781)
Other financing activities	(166)	(353)
Net cash provided by financing activities	887	3,804

Net increase (decrease) in cash, cash equivalents and restricted cash	156,884	(47,402)
Cash, cash equivalents and restricted cash at beginning of period	103,343	63,987
Cash, cash equivalents and restricted cash at end of period	$260,227	$16,585

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. The Company is developing an innovative immuno-oncology pipeline that we believe will be synergistic with its proven commercial capabilities in oncology. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

The Company sells UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States. On August 2, 2022, the FDA approved CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, and commercial launch commenced in October 2022 in the United States. The Company launched YUSIMRY® (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023. On January 2, 2024, the Company announced the launch in the U.S. of LOQTORZI in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is a novel PD-1 inhibitor that the Company developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). On January 19, 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Sandoz Inc. (“Sandoz”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC (“Coherus Ophthalmology”), to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (“Sale Transaction”). Proceeds from the divestiture received in March were used in April 2024 to pay down $175.0 million of the total principal balance of $250.0 million on the Company’s loan agreement that it entered into in January 2022 (see Note 13. Subsequent Events).

The Company’s product pipeline comprises the following three product candidates: CHS-1000, an antibody targeting ILT4; casdozokitug (CHS-388, formerly SRF388), an antibody targeting interleukin 27 (“IL-27”); and CHS-114 (formerly SRF114), a highly specific afucosylated immunoglobulin isotype G1 (“IgG1”) antibody targeting CCR8. In addition to the Company’s internally developed portfolio of product candidates, the Company has two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) and GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), respectively. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Accounting estimates and judgments are inherently uncertain and therefore actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2024	2023
Cash and cash equivalents	$102,891	$63,547
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$103,343	$63,987

	March 31,
At end of period:	2024	2023
Cash and cash equivalents	$259,775	$16,145
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$260,227	$16,585

Proceeds from the divestiture of the CIMERLI ophthalmology franchise received in March were used to pay down $175.0 million out of the total principal balance of $250.0 million on the Company’s 2027 Term Loan in April 2024 (see Note 13. Subsequent Events). Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2024 and December 31, 2023.

Contingent Consideration

Contingent consideration relates to the potential payments to holders of Contingent Value Rights (“CVRs”) that are contingent upon the achievement of the Company and certain third-parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within selling, general and administrative expense in the condensed consolidated statements of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

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

2.        Revenue

The Company launched LOQTORZI and YUSIMRY in the United States in December and July 2023, respectively, and initiated sales of CIMERLI in October 2022. Net revenue for sales of CIMERLI effectively ceased to be recognized in the Company’s statements of operations on March 1, 2024. All net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Products
UDENYCA	$42,667	$26,179
CIMERLI	28,194	6,174
YUSIMRY	3,894	—
LOQTORZI	1,988	—
Total net product revenue	76,743	32,353
Other	320	83
Total net revenue	$77,063	$32,436

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended
	March 31,
	2024	2023
McKesson Corporation	42%	35%
Cencora (previously known as AmeriSource-Bergen Corporation)	42%	43%
Cardinal Health, Inc.	14%	21%

Product Sales Discounts and Allowances

Provisions that reduce net revenue include chargebacks and discounts for prompt payment, which are recorded as a reduction in trade receivables, and rebates, other fees, co-pay assistance and returns, which are recorded as current liabilities and other liabilities, non-current in the unaudited condensed consolidated balance sheets. In connection with the Sale Transaction, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024. Sales discounts and allowances incurred on behalf of the TSA in March 2024 are reflected within TSA receivables, net and TSA payables and other accrued liabilities in the unaudited condensed consolidated balance sheets and are excluded from the below table (see Note 6. Acquisition and Disposition). The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows:

	Three Months Ended March 31, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current period	223,619	56,432	42,359	322,410
Prior period - increase (decrease)	(504)	1,399	410	1,305
Payments and customer credits issued	(228,278)	(74,958)	(40,799)	(344,035)
Balances at March 31, 2024	$68,790	$104,010	$51,765	$224,565

	Three Months Ended March 31, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	93,906	13,000	14,603	121,509
Prior period - increase (decrease)	(738)	(701)	1,829	390
Payments and customer credits issued	(101,108)	(14,243)	(16,617)	(131,968)
Balances at March 31, 2023	$34,737	$36,769	$18,928	$90,434

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

In connection with the acquisition (the “Surface Acquisition”) of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (see Note 6. Acquisition and Disposition), the Company recorded a contingent consideration liability related to CVRs issued in connection with the acquisition. The fair value of the CVR liability was determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liability will be met. During the three months ended March 31, 2024, the Company impaired the out-licensed partnership program with Novartis Institutes (NZV930), which resulted in a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million to its fair value of zero. The remaining CVR liability associated with GSK of $0.5 million and other contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at March 31, 2024.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Debt Obligations. Other financial liabilities and financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$259,413	$—	$—	$259,413
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	432	432
Total	$259,413	$—	$432	$259,845
Financial Liabilities:
Contingent consideration	$—	$—	$632	$632

	Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$88,460	$998	$—	$89,458
Marketable debt securities:
U.S. government agency securities	5,195	—	—	5,195
U.S. treasury securities	2,993	—	—	2,993
Commercial paper and corporate notes	—	6,669	—	6,669
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	625	625
Total	$96,648	$7,667	$625	$104,940
Financial Liabilities:
Contingent consideration	$—	$—	$4,472	$4,472

(1)	Cash equivalents consist of money market funds, U.S treasury securities and commercial paper and corporate notes with original maturities of 90 days or less.
(2)	Relates to Optional Stock Purchase Agreement as described in the Company’s 2023 Form 10-K.

Proceeds from the divestiture of the CIMERLI ophthalmology franchise received in March were used to pay down $175.0 million out of the total principal balance of $250.0 million on the Company’s 2027 Term Loans in April 2024 (see Note 13. Subsequent Events).

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	March 31, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$259,413	$—	$—	$259,413
Total	$259,413	$—	$—	$259,413

	December 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$79,484	$—	$—	$79,484
U.S. government agency securities	5,200	—	(5)	5,195
U.S. treasury securities	11,967	2	—	11,969
Commercial paper and corporate notes	7,673	—	(6)	7,667
Total	$104,324	$2	$(11)	$104,315

4.       Inventory

Inventory consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$13,941	$12,975
Work in process	90,400	82,588
Finished goods	23,282	34,537
Total	$127,623	$130,100

Inventory as of December 31, 2023 included $16.4 million related to the CIMERLI ophthalmology franchise (see Note 6. Acquisition and Disposition). Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During 2023, the Company recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory, which included the recognition of $20.5 million in certain firm purchase commitments. Of this charge, $11.5 million was reflected in accrued and other current liabilities and $9.0 million in other liabilities, non-current as of December 31, 2023. As of March 31, 2024, $8.6 million of accrued YUSIMRY firm purchase commitments remained within accrued and other current liabilities.

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the non-current portion of inventory primarily consisted of raw materials and work in process inventory. The following table presents the inventory balance sheet classifications:

	March 31,	December 31,
(in thousands)	2024	2023
Inventory	$61,978	$62,605
Inventory, non-current	65,645	67,495
Total	$127,623	$130,100

Prepaid manufacturing of $7.5 million as of March 31, 2024 includes prepayments of $3.8 million to contract manufacturing organizations (“CMOs”) for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and prepayments of $3.7 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $23.7 million as of December 31, 2023 included prepayments of $12.6 million to CMOs for manufacturing services, including $6.4 million related to the CIMERLI ophthalmology franchise (see Note 6. Acquisition and Disposition), and prepayments of $11.1 million to various CMOs for research and development pipeline programs.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Machinery and equipment	$13,124	$13,124
Computer equipment and software	3,566	3,546
Furniture and fixtures	1,055	1,055
Leasehold improvements	5,751	5,751
Finance lease right of use assets	1,290	2,294
Total property and equipment	24,786	25,770
Accumulated depreciation and amortization	(20,598)	(20,651)
Property and equipment, net	$4,188	$5,119

Depreciation and amortization expense related to property and equipment, net was $0.6 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the net book value of software implementation costs related to hosting arrangements was $3.2 million and $3.2 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Finite-lived assets, net of accumulated amortization of $812 and $639, as of March 31, 2024 and December 31, 2023, respectively	$28,245	$41,871
Indefinite-lived assets - in-process research and development	28,859	28,859
Goodwill	—	943
Total Intangible assets, net	$57,104	$71,673

Amortization expense related to finite-lived intangible assets was immaterial in all periods presented. In connection with the Sale Transaction on March 1, 2024, a finite-lived asset, net of $2.1 million and goodwill of $0.9 million were derecognized.

The exclusive license of NZV930 to Novartis Institutes, acquired as part of the Surface Acquisition, was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, the Company recognized an impairment charge of $10.6 million for the carrying value of the Novartis Institutes out-license during the three months ended March 31, 2024, which was classified within selling, general and administrative expense in the condensed consolidated statements of operations.

Amortization expense for the remaining finite-lived assets for each of the five succeeding fiscal years is expected to be $2.8 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued commercial and research and development manufacturing	$37,283	$23,470
Accrued co-development costs and milestone payments	25,000	26,812
Accrued royalties	35,342	42,031
Accrued other	16,271	7,628
Lease liabilities, current	1,811	2,145
Contingent consideration, current	—	3,300
Total Accrued and other current liabilities	$115,707	$105,386

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Contingent consideration, non-current	$632	$1,172
Deferred tax liability	1,102	1,102
Other	1,000	10,287
Total Other liabilities, non-current	$2,734	$12,561

6.      Acquisition and Disposition

2024 - Sale Transaction

On March 1, 2024, the Company completed the Sale Transaction for its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. During the first quarter of 2024, the Company recognized a net gain on the Sale Transaction of $153.6 million, which includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. As of March 31, 2024, unpaid transaction costs and committed for retention bonuses totaled $11.1 million. The pretax profit (loss) related to the CIMERLI ophthalmology franchise prior to the Sale Transaction, which excludes any corporate overhead allocations, was $7.4 million and $(3.9) million during the three months ended March 31, 2024 and 2023, respectively.

In connection with the Sale Transaction, the Company and Sandoz entered into a Transition Services Agreement (“TSA”), pursuant to which the Company is providing certain business support services on behalf of Sandoz including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond December 31, 2024. Under the TSA, the Company is entitled to be reimbursed for its costs and has recorded income of $0.3 million for the three months ended March 31, 2024 in other income (expense), net in the condensed consolidated statements of operations. As of March 31, 2024, assets related to the TSA of $32.2 million were presented in TSA receivables, net and liabilities related to the TSA of $30.8 million were presented in TSA payables and other accrued liabilities in the condensed consolidated balance sheet.

2023 - Surface Acquisition

On September 8, 2023 (the “Acquisition Date”), in accordance with an Agreement and Plan of Merger dated June 15, 2023 (the “Merger Agreement”) by and among the Company, Crimson Merger Sub I, Inc. (“Merger Sub I”), Crimson Merger Sub II, LLC (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Surface, the Company completed the Surface Acquisition. The Surface Acquisition expanded the Company’s I-O pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors.

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

The amount allocated to identifiable intangible assets was attributed to the following assets:

(in thousands)	Useful lives	Fair Value at Acquisition Date
In-process research and development - casdozokitug	n/a	$25,899
In-process research and development - CHS-114	n/a	340
Out-license - GSK	15 years	2,506
Out-license - Novartis Institutes	15 years	11,024
Total identifiable intangible assets		$39,769

Surface had two out-licensed partnership programs, with Novartis Institutes (NZV930) and GSK (GSK4381562), to advance certain next-generation cancer therapies. The out-license intangible assets represent potential milestone and royalty-based payments to be received in the future. Surface shareholders received CVRs for certain percentages of these milestone and royalty-based payments on existing programs with Novartis Institutes (NZV930) and GSK (GSK4381562), as further explained above. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, the Company recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million to its fair value of zero as of March 31, 2024.

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

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Subsequent joint development consistent with the Collaboration Agreement commenced. On January 10, 2024, the Company announced that it had delivered a notice of termination of the TIGIT program CHS-006 described in the Collaboration Agreement (the “TIGIT Program”) to Junshi Biosciences. The Company plans to continue to wind down work with Junshi Biosciences on the TIGIT Program pursuant to the termination. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay an additional option exercise fee of $35.0 million and an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of LOQTORZI and the other licensed compounds, and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

In March 2024, the Company entered into an Amendment No. 2 to the Collaboration Agreement (the “2nd Amendment”) with Junshi Biosciences to revise the timing of the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the FDA of toripalimab for the treatment of patients with NPC in the first quarter of 2024. Both parties agreed to split the $25.0 million milestone payment into two equal installments of $12.5 million each, one that was paid in the second quarter of 2024 and one due in the first quarter of 2025.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. During the three months ended March 31, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. Research and development expenses recognized for obligations to Junshi Biosciences were $2.1 million for the three months ended March 31, 2023. In the condensed consolidated balance sheets as of March 31, 2024, the Company has classified $25.0 million in accrued and other current liabilities related to milestone payments and $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was immaterial as of March 31, 2024 and December 31, 2023. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

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

Royalties due to Bioeq were $32.7 million and $38.4 million as of March 31, 2024 and December 31, 2023, respectively.

On January 19, 2024 the Company entered into the Purchase Agreement with Sandoz Inc. Pursuant to the Purchase Agreement, on March 1, 2024, the Company completed the divestiture of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Refer to Note 6. Acquisition and Disposition for additional information. Upon closing of the Sale Transaction, the Bioeq License Agreement was assumed by Sandoz. Refer to the Company’s Annual Report on 2023 Form 10-K filed March 15, 2024 for additional information related to the Bioeq License Agreement.

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

Out-Licensing Agreements Acquired as part of the Surface Acquisition

On September 8, 2023, at the closing of the Surface Acquisition, all the assets, liabilities, rights and obligations of Surface were assumed by the Company’s direct, wholly-owned subsidiary, Surface Oncology, LLC. See further details in Note 6. Acquisition and Disposition.

Vaccinex License Agreement

On March 23, 2021, Surface and Vaccinex, Inc. (“Vaccinex”) entered into an exclusive product license agreement (the ”Vaccinex License Agreement”) which provides the Company a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies (each, a “Vaccinex Licensed Products”), including the antibody CHS-114 targeting CCR8. Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product.

The Company is responsible for all costs and expenses of such development, manufacturing and commercialization. Vaccinex is eligible to receive up to an aggregate of $3.5 million based on achievement of certain clinical milestones, up to an aggregate of $11.5 million based on achievement of certain regulatory milestones per Vaccinex Licensed Product, and low single digit royalties on global net sales of any approved licensed products.

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

Novartis Institutes

In January 2016, Surface entered into the collaboration agreement between Surface and Novartis Institutes dated January 9, 2016 which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). Under the Novartis Agreement, the Company was entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Novartis Institutes has terminated the exclusive license of NZV930 with an effective date of October 2, 2024. The Company did not recognize any revenue relating to the Novartis Agreement during the three months ended March 31, 2024.

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target

CD112R, also known as PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company did not recognize license-related revenue under the GSK Agreement during the three months ended March 31, 2024.

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

8.       Debt Obligations

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), was as follows:

	At March 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(2,548)	$247,452	$247,452	Level 2*
2026 Convertible Notes	$230,000	$(2,780)	$227,220	$142,888	Level 2**

	At December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(3,519)	$246,481	$246,481	Level 2*
2026 Convertible Notes	$230,000	$(3,112)	$226,888	$150,155	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR starting April 1, 2023 plus fixed percentages. Through March 31, 2023, the variable component was based on the three-month LIBOR. Therefore, the Company believes the carrying amount of these obligations approximates fair value.
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

The 2027 Term Loans mature on either (i) the fifth anniversary of the Tranche A Closing Date; or (ii) October 15, 2025, if the outstanding aggregate principal amount of the 2026 Convertible Notes is greater than $50.0 million on October 1, 2025. Since April 1, 2023, the 2027 Term Loans accrue interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%. The interest rate for the first quarter of 2024 was 13.84%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Repayment of outstanding principal of the 2027 Term Loans will be made in five equal quarterly payments of principal commencing March 31, 2026.

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

On February 5, 2024, the Company entered into a Consent, Partial Release and Third Amendment to the 2027 Term Loans (the “Consent and Amendment”) with the Collateral Agent and the Lenders. Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain subsidiary of the Company from its obligation and certain assets subject to the transactions contemplated thereby, (2) the Lenders and the Collateral Agent required the Company to make a partial prepayment of the principal of the loans outstanding under the Loan Agreement in the amount of $175.0 million upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) the parties thereto agreed to adjust the minimum net trailing twelve month net sales covenant level to be $125.0 million under the Loan Agreement. Other terms of the Loan Agreement, as amended by the Consent and Amendment, remain generally identical to those under the Loan Agreement.

Upon the closing of the Sale Transaction the Company became obligated to repay $175.0 million of the total principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024, and the $175.0 million was classified as term loans, current in the condensed consolidated balance sheets as of March 31, 2024. The Company repaid the $175.0 million in April 2024 pursuant to the Consent and Amendment (see Note 13. Subsequent Events).

The Loan Agreement contains certain customary representations and warranties. In addition, the Loan Agreement includes covenants, such as the requirement to maintain minimum trailing twelve-month net sales in an amount that began at $200.0 million for the quarter ending March 31, 2022 and increased to $210.0 million for the quarter ended March 31, 2024. As a result of the Consent and Amendment entered into on February 5, 2024, beginning in the second quarter of 2024 and continuing through the quarter ended December 31, 2026, the requirement is to maintain minimum trailing twelve-month net sales of $125.0 million. In addition, there is a requirement to maintain a minimum trailing twelve-month net sales for LOQTORZI tested quarterly at the end of each quarter commencing with the quarter ended December 31, 2024. Further, the Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict the Company’s ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Loan Agreement. A change of control of the Company triggers a mandatory prepayment of the 2027 Term Loans within ten business days.

As of March 31, 2024, the Company was in full compliance with these covenants, and there were no events of default under the 2027 Term Loans. As of March 31, 2024, the total remaining unamortized debt discount and debt offering costs related to Tranches A, B and D of $2.5 million will be amortized using the effective interest rate over the remaining term of 2.8 years.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Contractual interest	$8,747	$8,145
Amortization of debt discount and debt issuance costs	972	332
Total interest expense	$9,719	$8,477

During the second quarter of 2024, the Company fully repaid the 2027 Term Loans by paying $175.0 million principal on April 1, 2024 and $75.0 million principal on May 8, 2024 (see Note 13. Subsequent Events).

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

As of March 31, 2024, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

If the 2026 Convertible Notes were converted on March 31, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $28.5 million based on the Company’s closing stock price of $2.39 as of March 28, 2024.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Stated coupon interest	$863	$863
Amortization of debt discount and debt issuance costs	332	326
Total interest expense	$1,195	$1,189

The remaining unamortized debt discount and debt offering costs related to the 2026 Convertible Notes of $2.8 million as of March 31, 2024 will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of March 31, 2024 are as follows:

Year ending December 31, (in thousands)
Remainder of 2024 - interest only	$3,450
2025 - interest only	3,450
2026 - principal and interest	231,725
Total minimum payments	238,625
Less amount representing interest	(8,625)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(2,780)
Net carrying amount of 2026 Convertible Notes	$227,220

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of March 31, 2024, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2024	$30,609
2025	32,013
2026	1,410
Total obligations	$64,032

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company had an accrual of $6.4 million related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company established an accrual as of March 31, 2024 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 9. Commitments and Contingencies, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

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

On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, the Company reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.2 million, lowering the aggregate offering price under the Sales Agreement from $150.0 million to $63.8 million.

On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, the Company increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.7 million, increasing the aggregate offering price under the Sales Agreement from $63.8 million to $92.5 million.

The following table summarizes information regarding settlements under the ATM Offering:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Number of common stock shares sold during the period	650,005	1,131,450
Weighted-average price per share	$2.44	$6.54
Gross proceeds	$1,589	$7,401
Less commissions and fees	(40)	(185)
Net proceeds after commissions and fees	$1,549	$7,216

As of March 31, 2024, the Company had approximately $64.9 million of its common stock remaining available for sales under the ATM Offering.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options and restricted stock units granted to employees and nonemployees:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cost of goods sold (1)	$248	$125
Research and development	2,194	5,461
Selling, general and administrative	4,877	6,696
Stock-based compensation expense	$7,319	$12,282

Stock-based compensation expense capitalized into inventory	$394	$131

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2024	2023
Basic net income (loss) per share
Numerator:
Net income (loss)	$102,875	$(75,729)
Denominator:
Weighted-average common shares outstanding	112,749,306	79,268,853
Basic net income (loss) per share	$0.91	$(0.96)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$102,875	$(75,729)
Add interest expense on convertible notes, net of tax	1,195	—
Numerator for diluted net income (loss) per share	$104,070	$(75,729)
Denominator:
Denominator for basic net income (loss) per share	112,749,306	79,268,853
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	406,217	—
Restricted stock units	432,296	—
Shares issuable upon conversion of convertible notes	11,942,152	—
Denominator for diluted net income (loss) income per share	125,529,971	79,268,853
Diluted net income (loss) per share	$0.83	$(0.96)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2024	2023
Stock options, including shares subject to ESPP	26,109,011	23,996,096
Restricted stock units	1,066,705	2,586,168
Shares issuable upon conversion of 2026 Convertible Notes	—	11,942,152
Total	27,175,716	38,524,416

The amounts in the table above exclude any shares contingently issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

13.      Subsequent Events

Partial Release and Third Amendment to 2027 Term Loans

On April 1, 2024, the Company repaid $175.0 million of the total principal balance of $250.0 million outstanding on the 2027 Term Loans, and the prepayment premium and make-whole amount of $6.8 million to the Lenders pursuant to the Consent and Amendment dated February 5, 2024 (see Note 8. Debt Obligations).

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility of up to $38.7 million (the “2029 Term Loan”), all to be funded on May 8, 2024 (the “2029 Term Loan Effective Date”), with Ankura Trust Company, LLC, as administrative agent (in such capacity, the “Agent”), and the lenders signatory thereto (collectively, the “2029 Lenders”). The proceeds of the 2029 Term Loan were used by the Company to help repay in full the existing outstanding indebtedness under the 2027 Term Loans.

The 2029 Term Loan is governed by a loan agreement, dated as of the 2029 Term Loan Effective Date, by and among the Company, the Agent and the 2029 Lenders (the “2029 Loan Agreement”). The 2029 Term Loan will mature on May 8, 2029. The amounts borrowed under the 2029 Term Loan accrue interest at a per annum rate equal to 8.00% per annum, plus a three-month SOFR rate. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The Company may prepay the 2029 Term Loan in full or in part provided that the Company (i) provides at least three (3) business days’ prior written notice to the Agent, (ii) pays on the date of such prepayment (A) all outstanding principal to be prepaid plus accrued and unpaid interest, (B) a prepayment fee of (x) 10.00% of the 2029 Term Loan so prepaid if paid on or after the first anniversary of the 2029 Term Loan Effective Date and before the second anniversary of the 2029 Term Loan Effective Date; (y) 5.00% of the 2029 Term Loan so prepaid if paid after the second anniversary of the 2029 Term Loan Effective Date and on or before the third anniversary of the 2029 Term Loan Effective Date; and (z) 0.00% of the 2029 Term Loan so prepaid if paid after the third anniversary of the 2029 Term Loan Effective Date and (C) all other sums, if any, that shall become due and payable under the 2029 Loan Agreement, including interest at the default rate with respect to any past due amounts. Amounts outstanding during an event of default shall accrue interest at an additional rate of 4.00% per annum, which interest shall be payable on demand in cash.

The 2029 Term Loan is secured by a lien on substantially all of the assets of the Company, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant commencing on the 2029 Term Loan Effective Date, which requires the Company to maintain certain levels of cash and cash equivalents. The 2029 Loan Agreement also contains other customary provisions, such as expense reimbursement, as well as indemnification rights for the benefit of the Agent and the 2029 Lenders.

In connection with the entry into the 2029 Loan Agreement on May 8, 2024, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2027 Term Loans. The aggregate principal amount outstanding under the 2027 Term Loans was $75.0 million at the time of repayment. The Company did not incur any penalties but did pay a prepayment premium and make-whole amount of $3.5 million.

Revenue Participation Right Purchase and Sale Agreement

On May 8, 2024, the Company entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser”). Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to the Company of a purchase price of $37.5 million, in the aggregate subject to certain conditions at closing (the “Purchase Price”), the Company has agreed to sell to the Purchaser its right to receive payment in full of a mid-single digit percentage of U.S. net sales of UDENYCA and LOQTORZI (the “Revenue Payment”) with payments made each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement. The Purchaser’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay the Purchaser Revenue Payments once the Purchaser receives the amount equal to 2.25 times the Purchase Price. The Company may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser such multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2023 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. We are developing an innovative immuno-oncology pipeline that we believe will be synergistic with our proven commercial capabilities in oncology.

Our commercial portfolio includes two FDA-approved biosimilar products. Our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”), was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023 we announced that the FDA approved the PAS for our third pegfilgrastim presentation, the UDENYCA on-body injector (“ONBODY”). UDENYCA ONBODY™ became commercially available in the first quarter of 2024. Our second product, YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), was launched in the United States in July 2023. Another product, CIMERLI (ranibizumab-eqrn), was approved by the FDA in August 2022 as a biosimilar product interchangeable with Lucentis (ranibizumab injection) for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization. We launched CIMERLI commercially in the United States in October 2022. On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

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

LOQTORZI is planned to be developed in multiple clinical studies by partners. Junshi Biosciences is currently enrolling in a multiregional phase 3 clinical study (clinicaltrials.gov identifier NCT06095583) evaluating the treatment of LOQTORZI with their investigational anti-BLTA antibody in limited-stage small cell lung cancer (“LS-SCLC”). On January 4, 2024 we announced a drug supply partnership with INOVIO Pharmaceuticals, Inc. for a planned randomized phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma.  On May 8, 2024, we announced a drug supply agreement with Cancer Research Institute (“CRI”) to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in their phase 2 trial titled, “Immunotherapy

Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with the Canadian Cancer Trials Group (“CCTG”).

We also have a pipeline of earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating agents. On September 8, 2023, we acquired Surface and took ownership of its assets, including its portfolio of product candidates. The lead clinical stage product candidate from our Surface Acquisition is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one or both of the subunits of IL-27, EBI3 and p28, are highly expressed during pregnancy and their expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861).

Our second clinical-stage product candidate from the Surface Acquisition, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). CHS-114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both, that has shown anti-tumor activity in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We are also pursuing an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We expect to receive a response from the FDA on our investigational new drug application (“IND”) for CHS-1000 in the second quarter of 2024.

In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we have two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs. Novartis Institutes has terminated the exclusive license of NZV930 with an effective date of October 2, 2024.

We have an experienced and robust oncology market access, sales, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA across its three FDA-approved presentations as well as the commercial launch of LOQTORZI. We expect to further leverage these capabilities as we build and launch our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries.

Business Update

On April 1, 2024, we repaid $175.0 million of the total principal balance of $250.0 million outstanding on the 2027 Term Loans, and the prepayment premium and make-whole amount of $6.8 million to the Lenders pursuant to the Consent and Amendment dated February 5, 2024.

On May 8, 2024, we terminated all commitments and repaid the remaining principal balance outstanding on the 2027 Term Loans of $75.0 million, and the prepayment premium and make-whole amount of $3.5 million to the Lenders.

Concurrent with the payoff of the 2027 Term Loans, on May 8, 2024, we entered into the 2029 Term Loan providing for a secured loan facility in the principal amount of $38.7 million, with proceeds of $37.5 million after application of the original issue discount. The 2029 Term Loan will mature on May 8, 2029, accrues interest at a per annum rate equal to 8.00% per annum, plus a three-month SOFR rate and provides for interest-only payments on a quarterly basis until maturity. Also on May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to us of $37.5 million, we sold the right to receive the Revenue Payment with payments made each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement.

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

On January 10, 2024, we announced that we had delivered a notice of termination for the TIGIT Program to Junshi Biosciences pursuant to the Collaboration Agreement. We had previously notified Junshi Biosciences on January 9, 2022 of our election to exercise the license option for the TIGIT Program. After our acquisition of Surface in September 2023, we disclosed that we would conduct a portfolio prioritization process to allocate resources towards the most promising and competitively positioned product candidates in our pipeline. We believed it would be in our best interests to terminate future work with Junshi Biosciences on the TIGIT Program. We plan to continue to wind down work with Junshi Biosciences on the TIGIT Program pursuant to the termination. Despite the termination of the work with Junshi Biosciences on the TIGIT Program, we will continue to support patients in its current study involving CHS-006 in combination with LOQTORZI (clinicaltrials.gov identifier# NCT05757492). The Collaboration Agreement remains effective and active for all other purposes as we continue to work together with Junshi Biosciences on the development of LOQTORZI.

On February 5, 2024, we entered into the Consent and Amendment with the Collateral Agent and the Lenders, pursuant to which the Lenders and the Collateral Agent provided certain consents and released certain assets and subsidiaries of us from their obligations under the Loan Agreement and the other loan documents in connection therewith, and the parties thereto agreed to amend the previously disclosed Loan Agreement. Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain subsidiary of us from our obligation and certain assets subject to the transactions contemplated thereby, (2) the Lenders and the Collateral Agent required us to make a partial prepayment of the principal of the loans outstanding under the Loan Agreement in the amount of $175.0 million upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) the parties thereto agreed to adjust the minimum net sales covenant level under the Loan Agreement. Other terms of the Loan Agreement, as amended by the Consent and Amendment, remain generally identical to those under the Loan Agreement. Upon the closing of the Sale Transaction, we became obligated to repay $175.0 million of the total principal balance of $250.0 million of the loans outstanding under the Loan Agreement on April 1, 2024 and we repaid $175.0 million and the prepayment premium and make-whole amount of $6.8 million to the Lenders on April 1, 2024 pursuant to the Consent and Amendment.

In March 2024, we entered into the 2nd Amendment with Junshi Biosciences to change the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the FDA of toripalimab for the treatment of patients with NPC in the first quarter of 2024. We agreed to split the $25.0 million milestone payment into two equal installments of $12.5 million each, one that was paid in the second quarter of 2024 and one due in the first quarter of 2025. We also agreed to pay approximately $2.5 million in the first quarter of 2024 to Junshi Biosciences for routine expenses incurred pursuant to the Collaboration Agreement.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, was launched commercially in the United States in January 2019. The FDA approved the PAS for an AI presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. We announced on December 26, 2023 that the FDA approved the PAS for our third pegfilgrastim presentation, UDENYCA ONBODY, the first and only pegfilgrastim biosimilar on-body injector novel in its design. UDENYCA ONBODY became commercially available in the first quarter of 2024.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells.

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

LOQTORZI is planned to be developed in multiple clinical studies by partners.  Junshi Biosciences is currently enrolling in a multiregional phase 3 clinical study evaluating the treatment of LOQTORZI with their investigational anti-BLTA antibody in LS-SCLC (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc.  plans a randomized phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. CRI plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in their phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with CCTG.

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
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643).
●	We are pursuing a development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. We expect to receive a response from the FDA on our investigational new drug application (“IND”) for CHS-1000 in the second quarter of 2024.
●	In addition to our internally developed portfolio of product candidates that we obtained in the Surface Acquisition, we also own NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 is designed to block the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from the product candidates licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs. Novartis Institutes has terminated the exclusive license of NZV930 with an effective date of October 2, 2024.

Immunology

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023. The list price of YUSIMRY at launch represented an approximately 85% discount to the list price of Humira. YUSIMRY is now available for sale nationwide through select retail, mail order, and specialty pharmacy channels, including Mark Cuban Cost Plus Drug Company, PBC.

Ophthalmology – Sold to Sandoz pursuant to the Sale Transaction

●	CIMERLI is a Lucentis biosimilar. On November 4, 2019, we entered into the Bioeq License Agreement with Bioeq for the commercialization of CIMERLI in certain dosage forms in both a vial and pre-filled syringe (“PFS”) presentation. Under the Bioeq License Agreement, Bioeq granted to us an exclusive royalty-bearing license to commercialize CIMERLI in the field of ophthalmology (and any other approved labelled indication) in the United States.

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

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the Purchase Agreement.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of March 31, 2024, we have accrued a $25.0 million milestone payment to Junshi Biosciences, of which $12.5 million was paid in the second quarter of 2024 and $12.5 million is expected to be paid in first quarter of 2025, as well as an immaterial royalty obligation. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in October 2022. CIMERLI sales ceased on March 1, 2024 in connection with the Sale Transaction. Our total net revenues were $77.1 million and $32.4 million during the three months ended March 31, 2024 and 2023, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, and royalties on certain products. On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continues for five years from then. Additionally, prior to March 1, 2024, we shared a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range.

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

Gain on Sale Transaction, net

Gain on Sale Transaction, net consists of cash proceeds received from the Sale Transaction, net of assets sold (primarily CIMERLI product inventory and prepaid manufacturing assets), assets de-recognized (goodwill and intangible assets), net of related transaction costs, retention bonuses and stock-based compensation expense incurred.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, non-cash accretion of discount on our investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, gains (losses) from disposal of long-lived assets, and income for TSA services provided.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net revenue	$77,063	$32,436	$44,627

The increase in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increase in CIMERLI net revenue of $22.0 million following its launch in October 2022, and an increase in UDENYCA net revenue of $16.5 million due to additional presentations launched since the first quarter of 2023 and overall higher demand, partially offset by a decline in the average net selling price per unit. Additionally, our launches of YUSIMRY in July 2023 and LOQTORZI in December 2023 contributed $3.9 million and $2.0 million of net revenue, respectively. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market.

We expect our net revenue in the remainder of 2024 to be lower than in 2023, as a result of our divestiture of CIMERLI on March 1, 2024. However, we expect the decline in net revenue to be partially offset by the anticipated market share growth of UDENYCA, considering its multiple presentations, as well as the launch of LOQTORZI in the United States and continued YUSIMRY sales following its launch in July 2023.

Cost of Goods Sold

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Cost of goods sold	$34,586	$16,874	$17,712
Gross margin	55%	48%

The increase in cost of goods sold for the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to $13.1 million increase in product costs driven primarily by the mix of products sold and the launch of new products and a $10.2 million increase in royalty costs. The increase was partially offset by the sale of certain UDENYCA units having no carrying value following our third quarter of 2022 write-down and a total original cost of $2.6 million, as well as $3.0 million in contract modification fees in the first quarter of 2023 with one of our manufacturers for reducing the number of UDENYCA batches to be produced.

We expect our gross margin to increase during 2024 primarily because 2023 results included a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. In addition, sales generated from our other products after the Sale Transaction are expected to have a higher average gross margin in 2024. The mid-single digit royalty on UDENYCA net product revenue expires on June 30, 2024.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Research and development	$28,470	$34,154	$(5,684)

The decrease in research and development expense was primarily due to the following:

●	a decrease of $8.6 million in personnel and stock-based compensation expense primarily due to fewer employees, inclusive of $3.6 million in restructuring charges from our reduction in force in the first quarter of 2023;
●	a decrease of $4.7 million in YUSIMRY costs primarily due to discontinuation of a study in the first quarter of 2023 and overall lower spend related to YUSIMRY; and
●	a decrease of $2.2 million in costs to develop additional presentations of UDENYCA.

The decrease was partially offset by the following:

●	an increase of $5.4 million in costs for toripalimab, primarily related to the scaling up process performance qualification production runs for LOQTORZI;
●	an increase of $2.5 million for the development of casdozokitug acquired through the Surface Acquisition; and
●	an increase of $2.0 million for the development of CHS-114 acquired through the Surface Acquisition.

We expect our research and development expense in 2024 to be lower than 2023 due to the estimated impacts resulting from our cost containment initiatives and the termination of the TIGIT Program with Junshi Biosciences in January 2024. We expect the decrease to be partially offset by clinical progression on our Surface molecules.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Selling, general and administrative	$56,532	$49,153	$7,379

The increase in selling, general and administrative expense was primarily due to the $6.8 million net impairment charge relating to the write-off of the net carrying value of the intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million to its fair value of zero and an increase of $5.6 million in professional service fees. These increases were partially offset by a $3.0 million decrease in employee and consultant costs and $1.8 million decrease in stock-based compensation due to a lower average headcount.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for 2024 to be lower than 2023 primarily as a result of the Sale Transaction, reduced headcount and decreased commercial costs.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Interest expense	$11,116	$9,712	$1,404

The increase in interest expense in the three months ended March 31, 2024 was primarily due to an increase in the interest rate and our debt modification on March 1, 2024 in connection with the Sale Transaction. Our 2027 Term Loans have a variable interest rate component that resets at the beginning of every quarter. The interest rate on the 2027 Term Loans increased from 13.03% in the first quarter of 2023 to 13.84% for the first quarter of 2024.

As a result of the April 1, 2024 prepayment of $175.0 million of the total principal balance of $250.0 million under the 2027 Term Loans following the Sale Transaction, we expect interest expense to decrease for 2024 compared to 2023.

Gain on Sale Transaction, net

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Gain on Sale Transaction, net	$153,647	$—	$153,647

The $153.6 million gain on Sale Transaction relates to the sale of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz on March 1, 2024, which includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Other income (expense), net	$2,869	$1,728	$1,141

Other income (expense), net in the three months ended March 31, 2024 changed favorably compared to the same period in the prior year primarily due to the unrealized gains from foreign exchange mainly from timing of our foreign currency payments.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Financial assets
Total Cash, cash equivalents and marketable securities	$259,775	$117,748

Debt obligations:
2027 Term Loans	$247,452	$246,481
2026 Convertible Notes	227,220	226,888
Total debt obligations	$474,672	$473,369

On April 1, 2024, $175.0 million of the cash and cash equivalents was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans, as further described below.

In the three months ended March 31, 2024, we generated net income primarily due to the Sale Transaction. In addition, we were profitable in 2020 and 2019. Due to our research and development expenditures and decline in revenue beginning in 2021, we have generated significant operating losses in all other years since our inception, including in 2021 through 2023. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt and sales of our products.

On January 19, 2024, we entered into the Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on March 1, 2024, we completed the Sale Transaction for our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

On February 5, 2024, we entered into the Consent and Amendment, that among other things: (1) provided consent to consummation of the transactions contemplated by the Purchase Agreement, and released certain of our subsidiary from our obligation and certain assets subject to the transactions contemplated thereby, (2) required us to make a partial prepayment of $175.0 million of the principal of the 2027 Term Loans outstanding upon consummation of the transactions contemplated by the Purchase Agreement, subject to certain conditions and (3) adjusted the minimum net sales covenant level under the 2027 Term Loans. Upon the closing of the Sale Transaction, we became obligated to repay $175.0 million of the total principal balance of $250.0 million of the loans outstanding as well as $6.8 million in prepayment premium and make-whole payments under the 2027 Term Loans, of which we paid on April 1, 2024.

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

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.2 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.8 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, we increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.7 million, increasing the aggregate offering price under the Sales Agreement from $63.8 million to $92.5 million. During the three months ended March 31, 2024, we sold 650,005 shares of common stock pursuant to the ATM Offering, at a weighted-average price per share of $2.44 for gross proceeds of $1.6 million and received net proceeds of $1.5 million, net of $0.1 million of commissions and fees. For the ATM Offering program to date as of March 31, 2024, we sold 5,126,650 shares of common stock at a weighted-average price per share of $5.39 for gross proceeds of $27.6 million and received net proceeds of $26.9 million, net of $0.7 million of commissions and fees. As of March 31, 2024, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of March 31, 2024, we had an accumulated deficit of $1.5 billion and cash and cash equivalents of $259.8 million. We believe that our available cash and cash equivalents, cash collected from product sales, ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

Financing arrangements

2027 Term Loans

As of March 31, 2024, the carrying amount of our $250.0 million aggregate principal 2027 Term Loans was $247.5 million. During the second quarter of 2024, we fully repaid and terminated all commitments under the 2027 Term Loans. Proceeds from the divestiture of our CIMERLI ophthalmology franchise received in March 2024 were used to pay down $175.0 million of outstanding principal, and we also paid the prepayment premium and make-whole amount of $6.8 million on April 1, 2024 to the Lenders pursuant to the Consent and Amendment dated February 5, 2024. On May 8, 2024, we repaid the remaining $75.0 million principal balance outstanding on the 2027 Term Loans and the prepayment premium and make-whole amount of $3.5 million to the Lenders in connection with the entry into the 2029 Loan Agreement.

2029 Term Loan

Concurrent with the payoff of the 2027 Term Loans, on May 8, 2024, we entered into the 2029 Term Loan providing for a secured loan facility in the principal amount of $38.7 million, with proceeds of $37.5 million after application of the original issue discount. The 2029 Term Loan will mature on May 8, 2029, accrues interest at a per annum rate equal to 8.00% per annum, plus a three-month SOFR rate and provides for interest-only payments on a quarterly basis until maturity.

The 2029 Term Loan is secured by a lien on substantially all of our assets, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant commencing on the 2029 Term Loan Effective Date, which requires us to maintain certain levels of cash and cash equivalents. The 2029 Loan Agreement also contains other customary provisions, such as expense reimbursement, as well as indemnification rights for the benefit of the Agent and the 2029 Lenders. For further details, see Note 13. Subsequent Events in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Participation Right Purchase and Sale Agreement

On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser’s payment to us of $37.5 million, we sold the right to receive the Revenue Payment with payments made each calendar quarter commencing on the effective date of the Revenue Purchase and Sale Agreement. The Purchaser’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay the Purchaser Revenue Payments once the Purchaser receives the amount equal to 2.25 times the Purchase Price. We may also buy-out the Purchaser’s rights to receive the Revenue Payments by paying Purchaser such multiple on the Purchaser Price.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

2026 Convertible Notes

As of March 31, 2024, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $227.2 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on March 31, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $28.5 million based on our closing stock price of $2.39.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of March 31, 2024, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of March 31, 2024:

Counterparty	Description	Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab	Casdozokitug	$13.0 million
Vaccinex	CHS-114	$15.0 million
(1)	$290.0 million relates to sales milestones and $65.0 million relates to regulatory milestones, excluding the $25.0 million milestone payment to Junshi Biosciences, of which we paid $12.5 million in the second quarter of 2024 and expect to pay $12.5 million in the first quarter of 2025.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments can be in the form of cash, stock or a combination of cash and stock. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, we recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million to its fair value of zero as of March 31, 2024. The remaining CVR liability associated with GSK and contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at March 31, 2024. For further details, see Note 6. Acquisition and Disposition in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of March 31, 2024 were $64.0 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the three months ended March 31, 2024, as compared to the discussion in the 2023 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(46,766)	$(68,732)
Net cash provided by investing activities	202,763	17,526
Net cash provided by financing activities	887	3,804
Net increase (decrease) in cash, cash equivalents and restricted cash	$156,884	$(47,402)

Net cash used in operating activities

Cash used in operating activities of $46.8 million for the three months ended March 31, 2024 was primarily due to net income of $102.9 million adjusted for non-cash items including stock-based compensation expense of $7.3 million, impairment of out-license asset net of CVR liability remeasurement of $6.8 million, and other non-cash adjustments of $1.3 million, partially offset by the net gain on Sale Transaction of $153.6 million and the changes in our operating assets and liabilities of $11.4 million.

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

Net cash provided by investing activities

Cash provided by investing activities of $202.8 million for the three months ended March 31, 2024 was primarily due to cash proceeds of $187.8 million from the Sale Transaction, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million.

Cash provided by investing activities of $17.5 million for the three months ended March 31, 2023 was primarily due to proceeds from maturities of investments in marketable securities of $17.5 million.

Net cash provided by financing activities

Cash provided by financing activities of $0.9 million for the three months ended March 31, 2024 was primarily due to $1.5 million proceeds from the ATM Offering, net of issuance costs, partially offset by $0.7 million in tax payments related to net share settlement of RSUs.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2024, as compared to the critical accounting estimates described in our 2023 Form 10-K. We believe that the critical accounting estimates discussed in the 2023 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $259.8 million, and $175.0 million was used in April 2024 to make a partial repayment on the 2027 Term Loans following the Sale Transaction. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market rate interest rates would not have a significant impact on the total value of our portfolio.

We are also subject to credit risk from trade receivables related to product sales, and we monitor the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. We have not experienced significant losses with respect to the collection of trade receivables.

We are exposed to interest rate risk with respect to variable rate debt. As of March 31, 2024, we had $250.0 million principal outstanding on our 2027 Term Loans that starting April 1, 2023, accrue interest at 8.25% plus the Adjusted Term SOFR, with a floor on Adjusted Term SOFR of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate for our variable rate debt during the quarter ended March 31, 2024 was 13.84%, and the interest rate during the second quarter of 2024 will be 13.81%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $0.8 million increase in the annual interest expense after the April 1, 2024 repayment of $175.0 million out of the total principal balance of $250.0 million on our 2027 Term Loans.

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

Substantially all of our sales are denominated in U.S. dollars. We have exposure to the exchange rate between the U.S. Dollar and the Euro because we made purchases of CIMERLI inventory from and pay royalties to our partner Bioeq that are denominated in Euros. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro may impact our condensed consolidated statements of operations. On January 19, 2024, we entered into the Purchase Agreement with Sandoz Inc. Pursuant to the Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology. Refer to Note 6. Acquisition and Disposition for additional information.

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

With the exception of generating net income of $102.9 million in the quarter ended March 31, 2024, $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2023, including net losses of $237.9 million, $291.8 million and $287.1 million in 2023, 2022 and 2021, respectively. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of March 31, 2024, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

As of March 31, 2024, our cash, cash equivalents and marketable securities were $259.8 million, and proceeds from the divestiture of the CIMERLI ophthalmology franchise received in March were used to pay down $175.0 million out of the total principal balance of $250.0 million on our 2027 Term Loans in April 2024. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales from time to time through our Sales Agreement with TD Cowen pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock through or to TD Cowen as our sales agent or principal in an ATM Offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the 2029 Loan Agreement we entered into on May 8, 2024 with the Agent and the 2029 Lenders that provides for a senior secured term loan facility of up to $38.7 million, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant commencing on May 8, 2024, which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

●	CHS-1000;
●	casdozokitug;
●	CHS-114; and
●	LOQTORZI in non-NPC indications.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize all three UDENYCA product presentations and LOQTORZI;
●	our ability to successfully commercialize YUSIMRY in a very competitive adalimumab market;
●	competing against numerous current and future pegfilgrastim and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our in-licensed biosimilar products;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our product LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Effective January 2019, U.S. Centers for Medicare & Medicaid Services (“CMS”) assigned a product specific Q-Code to UDENYCA, which is necessary to enable providers to separately bill for UDENYCA to have its own reimbursement rate with Medicare or other third-party payers. However, reimbursement is not guaranteed and rates may vary based on product life cycle, site of care, type of payer, coverage decisions, and provider contracts. Furthermore, while payers have adopted the Q-Code assigned by CMS for UDENYCA, there remains uncertainty as to whether such payers will continue to cover and pay providers for the administration and use of the product with each patient or may favor competing products. If our products or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue may be significantly diminished.

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

Our products and our product candidates, even If approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-

marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to administrative or inspectional delays. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

LOQTORZI recently entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, although not in NPC, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from

AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

CHS-114, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi, AbbVie, Bayer, F. Hoffmann-La Roche Ltd, Amgen, LaNova and Immunophage;

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

If an improved version of an originator product, such as Neulasta or Humira is developed or if the market for the originator product significantly declines, sales of our biosimilar products may suffer.

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

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. External developments can also result in changing preferences for convenient forms of administration of products that may impact our business. As new products are approved that compete with the reference product to our biosimilar products, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share for our biosimilar products. As a result of the above factors, our business, prospects and financial condition could suffer.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel. The majority of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2023. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may need to expand our organization, particularly due to employee turnover, and we may experience difficulties in managing this turnover, which could disrupt our operations.

As of March 31, 2024, we had 249 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage during a period of employee turnover, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and good laboratory practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare or data privacy and security laws.

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

We have an exclusive license from Junshi Biosciences to develop and commercialize LOQTORZI in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products.

Our exclusive licensee, Orox, is responsible for commercialization of certain of our products and product candidates, including UDENYCA and YUSIMRY in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA, also excluding Argentina).

Our licenses with Junshi Biosciences, Orox, or other future license or collaboration agreements, may not result in positive outcomes. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

There are risks and uncertainties associated with the TSA, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

In connection with the Sale Transaction, we and Sandoz entered into the TSA pursuant to which we will provide certain business support services to Sandoz for a defined period not to extend beyond December 31, 2024. There are a number of risks and uncertainties associated with the TSA which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price., including, among other things:

●	the need to expend employee time and attention on the TSA that could be spent on other areas of our business;
●	the need to provide significant support services under the TSA on behalf of Sandoz, such as logistics, payments, accounting, payroll, commercial, regulatory and manufacturing;
●	the exposure to the financial status of Sandoz for any payments due to us under the TSA, which may be significant; and
●	potential unanticipated costs to us under the TSA.

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

Any adverse developments affecting manufacturing operations for our products and product candidates, including due to sudden or long-term changes in weather patterns or conflicts in particular geographic areas, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our products and product candidates. We also need to make a determination of excess or obsolete inventory that requires significant judgment and includes consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others. Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our products include those that are outside of our control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors. We may have to take inventory write-downs and incur other charges and expenses, such as charges related to firm purchase commitments, for products that are manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the third quarter of 2022, we recorded a $26.0 million write-down of UDENYCA inventory that was at risk of expiration and during the fourth quarter of 2023, we recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. Although we believe that the assumptions that we use in estimating inventory write-downs are reasonable, additional write-downs of inventory may be required in the future if actual market conditions are less favorable than our projections, which could materially and adversely impact our financial results. In addition to such write-downs, we may also have to incur charges and expenses related to firm purchase commitments or for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

Adverse events involving an originator product, other biosimilars of such originator product or other anti-PD-1 or PD-L1 antibody product may negatively affect our business.

In the event that use of an originator product, other biosimilar for such originator product, or anti-PD-1 or PD-L1 antibody product results in unanticipated side effects or other adverse events, it is likely that our product will be viewed comparably and may become subject to the same scrutiny and regulatory sanctions as the originator product, other biosimilar, or other anti-PD-1 or PD-L1 antibody product, as applicable. Accordingly, we may become subject to regulatory supervisions, clinical holds, product recalls or other regulatory actions for matters outside of our control that affect the originator product, other biosimilar, or other anti-PD-1 or PD-L1 antibody product, as applicable, if and until we are able to demonstrate to the satisfaction of our regulators that our product is not subject to the same issues leading to the regulatory action as the originator product or other biosimilar, or other anti-PD-1 or PD-L1 antibody product, as applicable.

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

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop and commercialize our products and product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. We may also get into disputes or litigation with third parties from whom we license intellectual property rights necessary for the sale of our products. For example, on June 6, 2023 we received a notice letter from AbbVie alleging that we breached our settlement and license agreement with AbbVie (the “AbbVie Agreement”), which grants us a royalty-bearing, non-exclusive license under AbbVie’s intellectual property rights to commercialize YUSIMRY in the United States commencing on July 1, 2023, because of our announcement on June 1, 2023 of our pricing agreement with Mark Cuban Cost Plus Drug Company, PBC and its plans to offer YUSIMRY to its customers beginning in July 2023. The parties engaged in discussions to resolve the dispute and on June 14, 2023 entered into a stipulation resolving our motion for temporary restraining order, whereby AbbVie agreed that it will not seek to terminate the AbbVie Agreement based on its June 6, 2023 notice and that it will not terminate the AbbVie Agreement unless it first serves a new notice of breach and affords us an opportunity to cure any alleged breach. The parties have settled this dispute.

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

Patient enrollment in clinical trials may be affected by other factors, including:

●	size and nature of the targeted patient population;
●	severity of the disease or condition under investigation;
●	availability and efficacy of approved therapies for the disease or condition under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the risk that patients enrolled in clinical trials will drop out of such trials before completion.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, a pharmaceutical manufacturer must also participate in VA FSS pricing program. Under the VA FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP” for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $1.43 to $38.10 per share during the period from November 6, 2014 through March 31, 2024 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	the risk of deterioration in our financial conditions, such as reduced collection of cash and increased costs in the future;
●	any inability to obtain additional funding;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or biosimilars generally;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of biosimilar products;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our products that are biosimilars to such originator products; and
●	changes in biosimilar regulatory requirements that could make it more difficult for us to develop our product candidates.

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

As of March 31, 2024, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 30.2% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into the2029 Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain certain levels of cash and cash equivalents. Further, the 2029 Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request waivers from time to time with respect to the 2029 Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of March 31, 2024, there were 113.5 million shares of common stock outstanding.

In addition, as of March 31, 2024, approximately 34.4 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2023. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2014 Plan will be increased by (i) the number of shares pursuant to outstanding awards under the 2010 Plan that are forfeited or lapse unexercised and which following the effective date are not issued under the 2010 Plan and (ii) an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 4% of the shares of stock outstanding as of the last day of the preceding fiscal year, or such smaller number of shares as determined by our board of directors. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. If our board of directors elects to increase the number of shares available for future grant under the 2014 Plan or the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our new employees. The 2016 Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us. As of March 31, 2024, we reserved for future issuance under the 2016 Plan a total of 2.1 million shares of common stock for new employees, although we will not make any new awards under the 2016 Plan after the effective date of the proposed amended and restated 2014 Plan. A proposal to have our stockholders approve our proposed amended and restated 2014 Plan is being voted on at our 2024 Annual Meeting of Stockholders. The 2016 Plan does not provide for any annual increases in the number of shares available.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $259.8 million of cash, cash equivalents and marketable securities as of March 31, 2024 with the majority held by custodians or in money market mutual funds that are not bank deposits. Proceeds from the divestiture of the CIMERLI ophthalmology franchise received in March were used to pay down $175.0 million of the total principal balance of $250.0 million on our 2027 Term Loans in April 2024. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as data privacy and security regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure commitments from governments to purchase our products;

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

Our corporate headquarters and laboratory are located in the San Francisco Bay Area and in Southern California (Camarillo), respectively. These locations have in the past experienced severe earthquakes, floods, wildfires and other natural disasters. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

The continuation of the war in Ukraine and conflicts in the Middle East may exacerbate certain risks we face.

The war between Russia and Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Conflicts in the Middle East may also increase the risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect either conflict to directly have a significant effect on our financial condition or results of operations. However, if the war between Russia and Ukraine or conflicts in the Middle East escalate or expand, risks that we have identified in this Quarterly Report on Form 10-Q may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of, and adverse impacts on, countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cyber security measures. These and other risks are described more fully in this “Risk Factors” section.

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

Despite the implementation of security measures, our information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, misconfigurations, “bugs” or other vulnerabilities, “phishing” attacks, malware, ransomware, denial of service and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of Confidential Information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In addition, geopolitical tensions or conflicts, such as the war between Russia and Ukraine or the conflicts in the Middle East, may create a heightened risk of cyberattacks. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. If we or any of our third-party collaborators or service providers were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product.

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

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”). Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content.

In addition, state laws govern the privacy and security of personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, the “CCPA”), which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our business and financial condition.

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the General Data Protection Regulation (“GDPR”) took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. The GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of the total worldwide annual turnover of a non-compliant undertaking, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

Further, since the beginning of 2021, we have also been subject to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, which collectively imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the U.K. Extension to the DPF came into effect (as approved by the U.K. government), as a data transfer mechanism from the U.K. to U.S. entities self-certified under the DPF. Other foreign jurisdictions are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter ended March 31, 2024. A total of 284,275 shares were surrendered to us in the first quarter of 2024, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1††	Consent, Partial Release and Third Amendment to Loan Agreement dated as of February 5, 2024 among Coherus BioSciences, Inc., Biopharma Credit PLC, BPCR Limited Partnership and Biopharma Credit Investments V (MASTER) LP	8-K	10.1	2/5/2024

10.2††	Amendment No. 2 to the Exclusive License and Commercialization Agreement, as amended, as of March 13, 2024, by and between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences Co., Ltd.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

COHERUS BIOSCIENCES, INC.

Date: May 9, 2024	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Bryan McMichael
Bryan McMichael
Interim Chief Financial Officer, Executive Vice President, Accounting and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)