Form 10-Q
period 2024-06-30
Coherus BioSciences, Inc.
filed 2024-08-08
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, 115,208,583 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our products and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$159,240	$102,891
Investments in marketable securities	—	14,857
Trade receivables, net	175,251	260,522
TSA receivables, net (Note 6)	138,317	—
Inventory	62,162	62,605
Prepaid manufacturing	9,179	23,657
Other prepaids and current assets	13,782	11,099
Total current assets	557,931	475,631
Property and equipment, net	3,334	5,119
Inventory, non-current	49,879	67,495
Intangible assets, net	55,455	71,673
Other assets, non-current	8,256	9,686
Total assets	$674,855	$629,604

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$76,818	$35,219
Accrued rebates, fees and reserves	177,455	169,645
TSA payables and other accrued liabilities (Note 6)	133,536	—
Accrued compensation	14,152	21,521
Accrued and other current liabilities	61,044	105,386
Total current liabilities	463,005	331,771
Term loans, non-current	36,541	246,481
Convertible notes	227,555	226,888
Lease liabilities, non-current	4,165	5,328
Other liabilities, non-current	27,697	12,561
Total liabilities	758,963	823,029
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at June 30, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 115,198,655 and 112,215,260 at June 30, 2024 and December 31, 2023, respectively)	12	11
Additional paid-in capital	1,405,698	1,386,312
Accumulated other comprehensive loss	(272)	(248)
Accumulated deficit	(1,489,546)	(1,579,500)
Total stockholders' deficit	(84,108)	(193,425)
Total liabilities and stockholders’ deficit	$674,855	$629,604

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$64,979	$58,716	$142,042	$91,152
Costs and expenses:
Cost of goods sold	28,368	24,848	62,954	41,722
Research and development	21,955	23,267	50,425	57,421
Selling, general and administrative	35,165	45,144	91,697	94,297
Total costs and expenses	85,488	93,259	205,076	193,440
Loss from operations	(20,509)	(34,543)	(63,034)	(102,288)
Interest expense	(5,334)	(9,943)	(16,450)	(19,655)
Gain on Sale Transactions, net (Note 6)	24,085	—	177,732	—
Loss on debt extinguishment	(12,630)	—	(12,630)	—
Other income (expense), net	1,467	1,617	4,336	3,345
Income (loss) before income taxes	(12,921)	(42,869)	89,954	(118,598)
Income tax provision	—	—	—	—
Net income (loss)	$(12,921)	$(42,869)	$89,954	$(118,598)

Net income (loss) per share:
Basic	$(0.11)	$(0.49)	$0.79	$(1.42)
Diluted	$(0.11)	$(0.49)	$0.73	$(1.42)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	114,819,965	87,269,614	113,784,636	83,469,247
Diluted	114,819,965	87,269,614	126,174,802	83,469,247

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(12,921)	$(42,869)	$89,954	$(118,598)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	(18)	(24)	(47)
Foreign currency translation adjustments, net of tax	—	(1)	—	(1)
Comprehensive income (loss)	$(12,921)	$(42,888)	$89,930	$(118,646)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	102,875	102,875
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of restricted stock units ("RSUs")	741,213	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,507	—	—	1,507
Taxes paid related to net share settlement of RSUs	(284,275)	—	(745)	—	—	(745)
Stock-based compensation expense	—	—	7,677	—	—	7,677
Other comprehensive loss, net of tax	—	—	—	(24)	—	(24)
Balances at March 31, 2024	113,496,854	11	1,395,042	(272)	(1,476,625)	(81,844)
Net loss	—	—	—	—	(12,921)	(12,921)
Issuance of common stock upon vesting of RSUs	21,583	—	—	—	—	—
Issuance of common stock - partial payout of 2023 bonus in RSUs	1,976,750	1	4,407	—	—	4,408
Offering costs associated with ATM Offering	—	—	(52)	—	—	(52)
Taxes paid related to net share settlement of RSUs	(767,971)	—	(1,711)	—	—	(1,711)
Issuance of common stock under the employee stock purchase plan ("ESPP")	471,439	—	685	—	—	685
Stock-based compensation expense	—	—	7,327	—	—	7,327
Balances at June 30, 2024	115,198,655	$12	$1,405,698	$(272)	$(1,489,546)	$(84,108)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2022	78,851,516	$8	$1,204,431	$(249)	$(1,341,608)	$(137,418)
Net loss	—	—	—	—	(75,729)	(75,729)
Issuance of common stock upon exercise of stock options	24,107	—	103	—	—	103
Issuance of common stock upon vesting of RSUs	771,167	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	1,131,450	—	7,059	—	—	7,059
Taxes paid related to net share settlement of RSUs	(289,944)	—	(2,781)	—	—	(2,781)
Stock-based compensation expense	—	—	12,288	—	—	12,288
Other comprehensive loss, net of tax	—	—	—	(29)	—	(29)
Balances at March 31, 2023	80,488,296	8	1,221,100	(278)	(1,417,337)	(196,507)
Net loss	—	—	—	—	(42,869)	(42,869)
Issuance of common stock upon exercise of stock options	8,182	—	14	—	—	14
Issuance of common stock upon vesting of RSUs	142,982	—	—	—	—	—
Issuance of common stock under Public Offering, net of issuance costs	13,529,411	1	53,624	—	—	53,625
Offering costs associated with ATM offering	—	—	(74)	—	—	(74)
Taxes paid related to net share settlement of RSUs	(48,529)	—	(305)	—	—	(305)
Issuance of common stock under the ESPP	321,672	—	1,337	—	—	1,337
Stock-based compensation expense	—	—	10,034	—	—	10,034
Other comprehensive loss, net of tax	—	—	—	(19)	—	(19)
Balances at June 30, 2023	94,442,014	$9	$1,285,730	$(297)	$(1,460,206)	$(174,764)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income (loss)	$89,954	$(118,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,694	1,829
Stock-based compensation expense	14,550	22,359
Impairment of out-license asset and remeasurement of CVR liability, net	6,772	—
Loss on debt extinguishment	12,630	—
Gain on Sale Transactions, net (Note 6)	(177,732)	—
Inventory write-downs, net	2,481	2,894
Other non-cash adjustments, net	(1,267)	(556)
Changes in operating assets and liabilities:
Trade receivables, net	85,217	(31,350)
Inventory	(18,557)	(15,715)
Prepaid manufacturing	7,170	302
Other prepaid, current and non-current assets	(4,249)	4,785
Accounts payable	40,077	17,786
Accrued rebates, fees and reserves	6,523	26,383
TSA related operating assets and liabilities, net (Note 6)	(4,781)	—
Accrued compensation	(2,643)	(8,472)
Accrued and other current and non-current liabilities	(45,871)	(9,294)
Net cash provided by (used in) operating activities	12,968	(107,647)

Investing activities
Proceeds from maturities of investments in marketable securities	6,200	64,750
Proceeds from sale of investments in marketable securities	8,688	13,282
Cash received from CIMERLI Sale (Note 6)	187,823	—
Cash received from YUSIMRY Sale (Note 6)	40,000	—
Milestone based license fee payment to Junshi Biosciences	(12,500)	—
Purchases of investments in marketable securities	—	(19,507)
Other investing activities, net	208	366
Net cash provided by investing activities	230,419	58,891

Financing activities
Proceeds from 2029 Term Loan, net of debt discount & issuance costs	37,120	—
Proceeds from Revenue Purchase and Sale Agreement, net of issuance costs	36,495	—
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	1,455	6,761
Proceeds from issuance of common stock under Public Offering, net of issuance costs	—	53,625
Proceeds from issuance of common stock upon exercise of stock options	291	117
Proceeds from purchase under the employee stock purchase plan	685	1,337
Taxes paid related to net share settlement	(2,456)	(3,086)
Repayment of 2027 Term Loans, premiums and exit fees	(260,387)	—
Other financing activities	(241)	(625)
Net cash (used in) provided by financing activities	(187,038)	58,129

Net increase in cash, cash equivalents and restricted cash	56,349	9,373
Cash, cash equivalents and restricted cash at beginning of period	103,343	63,987
Cash, cash equivalents and restricted cash at end of period	$159,692	$73,360

Supplemental disclosures of non-cash activities
Non-cash employee bonuses settled in common stock	$4,408	$—
Financing issuance costs in accrued and other current liabilities	$1,008	$—

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. The Company is developing an innovative immuno-oncology pipeline that it believes will be synergistic with its proven commercial capabilities in oncology. The Company’s headquarters and laboratories are located in Redwood City, California and in Camarillo, California, respectively.

On January 2, 2024, the Company announced the launch in the U.S. of LOQTORZI® in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC”), and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is a novel PD-1 inhibitor that the Company developed in collaboration with Shanghai Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). The Company also sells UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor, in the United States.

The Company launched YUSIMRY® (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023. On June 26, 2024, the Company entered into an Asset Purchase Agreement (the “YUSIMRY Purchase Agreement”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”). Pursuant to the YUSIMRY Purchase Agreement, the Company completed the sale of its YUSIMRY (adalimumab-aqvh) franchise (the “YUSIMRY Sale”) for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. The Company launched CIMERLI® (ranibizumab-eqrn), a biosimilar to Lucentis, in the United States in October 2022. On January 19, 2024, the Company entered into a Purchase and Sale Agreement (the “CIMERLI Purchase Agreement”) with Sandoz Inc. (“Sandoz”). Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC (“Coherus Ophthalmology”), to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (the “CIMERLI Sale” and, together with the YUSIMRY Sale, the “Sale Transactions”). Proceeds from the CIMERLI Sale received in March were used in April 2024 to pay down $175.0 million of the total principal balance of $250.0 million on the Company’s senior secured term loan facility that was entered into January 5, 2022 (as amended on April 7, 2022, February 6, 2023 and February 5, 2024, the “2027 Term Loans”). During the second quarter of 2024, the Company repaid in full all the remaining outstanding indebtedness and terminated all commitments under the 2027 Term Loans, resulting in a $12.6 million loss on debt extinguishment from the 2027 Term Loans (see Note 8. Financial Liabilities).

The Company’s product pipeline comprises the following three product candidates: CHS-1000, an antibody targeting ILT4; casdozokitug (CHS-388, formerly SRF388), an antibody targeting interleukin 27 (“IL-27”); and CHS-114 (formerly SRF114), a highly specific afucosylated immunoglobulin isotype G1 (“IgG1”) antibody targeting CCR8. In addition to the Company’s internally developed portfolio of product candidates, the Company has two product candidates, NZV930 and GSK4381562, which have been exclusively licensed to Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) and GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), respectively. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2024	2023
Cash and cash equivalents	$102,891	$63,547
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$103,343	$63,987

	June 30,
At end of period:	2024	2023
Cash and cash equivalents	$159,240	$72,920
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$159,692	$73,360

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2024 and December 31, 2023.

Revenue Purchase and Sale Agreement

The Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities) contains an embedded derivative that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Revenue Purchase and Sale Agreement and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. The Revenue Purchase and Sale Agreement was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the Revenue Purchase and Sale Agreement with the embedded derivative and then valuing it without the embedded derivative. The difference between values is determined to be the estimated fair value of the Royalty Fee Derivative. Refer to Note 3. Fair Value Measurements for details regarding the fair value.

The Revenue Purchase and Sale Agreement is accounted for as a liability net of a discount comprising issuance costs and the fair value of the embedded derivative requiring bifurcation. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the condensed consolidated statement of operations. The interest rate on this revenue participation liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. The Company evaluates the interest rate quarterly based on actual and forecasted net sales utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales could materially impact the revenue participation liability, interest expense, and the time period for repayment.

Contingent Consideration

Contingent consideration relates to the potential payments to holders of Contingent Value Rights (“CVRs”) that are contingent upon the achievement of the Company and certain third parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within selling, general and administrative expense in the condensed consolidated statements of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

Stock-Based Compensation

The Company’s compensation programs include stock-based awards. For awards other than condition-based performance stock options, the fair values are recognized as compensation expense on a straight-line basis over the vesting period. For condition-based performance stock options, expense is recognized only when performance conditions are considered probable of being achieved and is recognized over the period from the grant date through the time the milestone is expected to be achieved. The related costs are recorded in cost of goods sold, research and development, and selling, general and administrative expense, as appropriate. The Company accounts for forfeitures as they occur. The Company accounts for stock issued in connection with business combinations based on the fair value of the Company’s common stock on the date of issuance.

Recent Accounting Pronouncements

The following are recent accounting pronouncements that the Company has not yet adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

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

2.        Revenue

The Company launched LOQTORZI in December 2023, YUSIMRY in July 2023 and CIMERLI in October 2022. Net revenue for sales of YUSIMRY and CIMERLI effectively ceased to be recognized in the Company’s condensed consolidated statements of operations on June 26, 2024 and March 1, 2024, respectively (see Note 6. Acquisition and Dispositions). All net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Products
UDENYCA	$50,917	$31,729	$93,584	$57,908
CIMERLI	—	26,728	28,194	32,902
YUSIMRY	3,766	—	7,660	—
LOQTORZI	3,789	—	5,777	—
Total net product revenue	58,472	58,457	135,215	90,810
Other revenue	6,507	259	6,827	342
Total net revenue	$64,979	$58,716	$142,042	$91,152

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
McKesson Corporation	38%	34%	40%	34%
Cencora (previously known as AmeriSource-Bergen Corporation)	41%	50%	41%	47%
Cardinal Health, Inc.	19%	14%	17%	17%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior period was $2.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current on the accompanying unaudited condensed consolidated balance sheets.

In connection with the Sale Transactions, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI and June 26, 2024 for YUSIMRY. Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement with Sandoz (the “CIMERLI TSA”) in March 2024 for CIMERLI and the Company’s Transition Services Agreement with HKF (the “YUSIMRY TSA” and, together with the CIMERLI TSA, collectively the “TSA”) in June 2024 for YUSIMRY are reflected within TSA receivables, net and TSA payables and other accrued liabilities in the unaudited condensed consolidated balance sheets and are excluded from the below table (see Note 6. Acquisition and Dispositions).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Six Months Ended June 30, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current period	486,139	109,615	80,252	676,006
Prior period - increase (decrease)	(816)	6,145	(1,263)	4,066
Payments and customer credits issued	(485,633)	(105,986)	(82,240)	(673,859)
Balances at June 30, 2024	$73,643	$130,911	$46,544	$251,098

	Six Months Ended June 30, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	226,074	45,009	37,936	309,019
Prior period - increase (decrease)	(1,380)	1,059	3,830	3,509
Payments and customer credits issued	(217,014)	(27,332)	(34,118)	(278,464)
Balances at June 30, 2023	$50,357	$57,449	$26,761	$134,567

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

In connection with the acquisition (the “Surface Acquisition”) of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (see Note 6. Acquisition and Dispositions), the Company recorded contingent consideration liabilities related to CVRs. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liabilities will be met. During the three months ended March 31, 2024, the Company impaired the out-licensed partnership program with Novartis Institutes (NZV930), which resulted in a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero. The remaining CVR liability associated with GSK of $0.5 million and other contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at June 30, 2024.

On May 8, 2024, the Company recorded the Royalty Fee Derivative Liability which was estimated to be $9.2 million in connection with the Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities). To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. The Royalty Fee Derivative Liability is recorded in accrued and other current liabilities on the condensed consolidated balance sheets.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial liabilities and financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$145,814	$—	$—	$145,814
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	49	49
Total	$145,814	$—	$49	$145,863
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$9,202	$9,202
Contingent consideration	—	—	632	632
Total	$—	$—	$9,834	$9,834

	Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$88,460	$998	$—	$89,458
Marketable debt securities:
U.S. government agency securities	5,195	—	—	5,195
U.S. treasury securities	2,993	—	—	2,993
Commercial paper and corporate notes	—	6,669	—	6,669
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	625	625
Total	$96,648	$7,667	$625	$104,940
Financial Liabilities:
Contingent consideration	$—	$—	$4,472	$4,472

(1)	Cash equivalents consist of money market funds, U.S treasury securities and commercial paper and corporate notes with original maturities of 90 days or less.
(2)	Relates to Optional Stock Purchase Agreement as described in the Company’s 2023 Form 10-K.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	June 30, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$145,814	$—	$—	$145,814
Total	$145,814	$—	$—	$145,814

	December 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$79,484	$—	$—	$79,484
U.S. government agency securities	5,200	—	(5)	5,195
U.S. treasury securities	11,967	2	—	11,969
Commercial paper and corporate notes	7,673	—	(6)	7,667
Total	$104,324	$2	$(11)	$104,315

4.       Inventory

Inventory consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$12,192	$12,975
Work in process	89,090	82,588
Finished goods	10,759	34,537
Total	$112,041	$130,100

Inventory as of December 31, 2023 included $16.4 million related to the CIMERLI ophthalmology franchise and $17.0 million related to the YUSIMRY immunology franchise (see Note 6. Acquisition and Dispositions). Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During the year ended December 31, 2023, the Company recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory, which included the recognition of $20.5 million in certain firm purchase commitments. Of this charge, $11.5 million was reflected in accrued and other current liabilities and $9.0 million in other liabilities, non-current as of December 31, 2023. Liabilities for firm inventory purchase commitments related to YUSIMRY were derecognized upon the YUSIMRY Sale.

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	June 30,	December 31,
(in thousands)	2024	2023
Inventory	$62,162	$62,605
Inventory, non-current	49,879	67,495
Total	$112,041	$130,100

Prepaid manufacturing of $9.2 million as of June 30, 2024 includes prepayments of $6.1 million to contract manufacturing organizations (“CMOs”) for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and prepayments of $3.1 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $23.7 million as of December 31, 2023 included prepayments of $11.1 million to various CMOs for research and development pipeline programs and $12.6 million to CMOs for manufacturing services, of which $6.4 million related to the CIMERLI ophthalmology franchise and $0.5 million related to the YUSIMRY immunology franchise (see Note 6. Acquisition and Dispositions).

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Machinery and equipment	$13,136	$13,124
Computer equipment and software	3,566	3,546
Furniture and fixtures	1,055	1,055
Leasehold improvements	5,751	5,751
Finance lease right of use assets	145	2,294
Total property and equipment	23,653	25,770
Accumulated depreciation and amortization	(20,319)	(20,651)
Property and equipment, net	$3,334	$5,119

Depreciation and amortization expense related to property and equipment, net was $0.5 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the net book value of software implementation costs related to hosting arrangements was $2.6 million and $3.2 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Finite-lived assets, net of accumulated amortization of $1,411 and $639, as of June 30, 2024 and December 31, 2023, respectively	$26,596	$41,871
Indefinite-lived assets - in-process research and development	28,859	28,859
Goodwill	—	943
Total Intangible assets, net	$55,455	$71,673

Amortization expense related to finite-lived intangible assets was $0.7 million and $1.6 million in the three and six months ended June 30, 2024, respectively, and immaterial for the three and six months ended June 30, 2023, respectively. In connection with the CIMERLI Sale on March 1, 2024, a finite-lived asset, net of $2.1 million and goodwill of $0.9 million were derecognized. In connection with the YUSIMRY Sale on June 26, 2024, a finite-lived asset, net of $0.9 million was derecognized.

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

Amortization expense for the remaining finite-lived assets for each of the five succeeding fiscal years is expected to be $2.7 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued commercial and research and development manufacturing	$17,055	$23,470
Accrued co-development costs and milestone payments	12,500	26,812
Accrued royalties	3,583	42,031
Royalty Fee Derivative Liability (Note 8)	9,202	—
Revenue participation liability, current (Note 8)	2,682	—
Accrued other	14,586	7,628
Lease liabilities, current	1,436	2,145
Contingent consideration, current	—	3,300
Total Accrued and other current liabilities	$61,044	$105,386

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Contingent consideration, non-current	$632	$1,172
Deferred tax liability	1,102	1,102
Revenue participation liability, non-current (Note 8)	25,963	—
Other	—	10,287
Total Other liabilities, non-current	$27,697	$12,561

6.      Acquisition and Dispositions

2024 Dispositions

YUSIMRY Sale

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY. In exchange, HKF paid upfront cash consideration of $40.0 million and assumed certain liabilities, including $17.0 million of inventory purchase commitments. During the second quarter of 2024, the Company recognized a net gain on the YUSIMRY Sale of $22.9 million, which included the cash receipts of $40.0 million less net assets transferred to HKF or otherwise derecognized and transaction costs of $0.9 million. At June 30, 2024, unpaid transaction costs totaled $0.9 million. The pretax profit (loss) related to the YUSIMRY immunology franchise prior to the YUSIMRY Sale, which excludes any corporate overhead allocations, was $0.9 million and $1.4 million during the three and six months ended June 30, 2024, respectively, and $0.8 million and $(10.1) million during the three and six months ended June 30, 2023, respectively.

In connection with the YUSIMRY Sale, the Company and HKF entered into the YUSIMRY TSA, pursuant to which the Company is providing certain business support services on behalf of HKF including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond December 31, 2024. Under the YUSIMRY TSA, the Company is entitled to be reimbursed for its costs which were immaterial for the three and six months ended June 30, 2024. As of June 30, 2024, assets related to transactions entered into on behalf of HKF in accordance with the YUSIMRY TSA of $0.3 million were presented in TSA receivables, net and liabilities related to transactions entered into on behalf of HKF in accordance with the YUSIMRY TSA of $0.3 million were presented in TSA payables and other accrued liabilities in the condensed consolidated balance sheets.

CIMERLI Sale

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. During the first quarter of 2024, the Company recognized a net gain on the CIMERLI Sale of $153.6 million, which includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. As of June 30, 2024, unpaid transaction costs and commitments for retention bonuses totaled $10.0 million. The pretax profit (loss) related to the CIMERLI ophthalmology franchise prior to the CIMERLI Sale, which excludes any corporate overhead allocations, was $7.4 million during the six months ended June 30, 2024, and $2.7 million and $(1.2) million during the three and six months ended June 30, 2023, respectively.

In connection with the CIMERLI Sale, the Company and Sandoz entered into the CIMERLI TSA, pursuant to which the Company is providing certain business support services on behalf of Sandoz including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond December 31, 2024. Under the CIMERLI TSA, the Company is entitled to be reimbursed for its costs and has recorded income of $0.8 million and $1.1 million for the three and six months ended June 30, 2024 in other income (expense), net in the condensed consolidated statements of operations. As of June 30, 2024, assets related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $138.0 million were presented in TSA receivables, net and liabilities related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $133.3 million were presented in TSA payables and other accrued liabilities in the condensed consolidated balance sheet.

2023 Acquisition

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

On the Acquisition Date, and in accordance with the Merger Agreement, the Company issued to the holders of all outstanding Surface common stock (subject to certain exceptions) 0.1960 shares of Coherus common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of Coherus common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at the Company’s discretion during the 10-year period following September 8, 2023, for the sum of the following, less any permitted deductions (in accordance with the Contingent Value Rights Agreement, dated September 8, 2023, by and among the Company and  Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”)):

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

The amounts allocated to identifiable intangible assets was as follows:

(in thousands)	Useful lives	Fair Value at Acquisition Date
In-process research and development - casdozokitug	n/a	$25,899
In-process research and development - CHS-114	n/a	340
Out-license - GSK	15 years	2,506
Out-license - Novartis Institutes	15 years	11,024
Total identifiable intangible assets		$39,769

The out-license intangible assets represent potential milestone and royalty-based payments to be received under two out-licensed partnership programs to advance certain next-generation cancer therapies, Novartis Institutes (NZV930) and GSK (GSK4381562). Surface shareholders received CVRs for certain percentages of these milestone and royalty-based payments, as further explained above. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, during the first quarter of 2024, the Company recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero.

7.       Collaborations and Other Arrangements

In-Licensing Agreements

Junshi Biosciences

On February 1, 2021, the Company entered into an Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company is obligated to pay Junshi Biosciences a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones.

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

In March 2024, the Company entered into an Amendment No. 2 to the Collaboration Agreement (the “2nd Amendment”) with Junshi Biosciences to revise the timing of the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the FDA of toripalimab for the treatment of patients with NPC in the first quarter of 2024. Under the terms of the 2nd Amendment, the $25.0 million milestone payment was split into two installments of $12.5 million each, one that was paid in the second quarter of 2024 and one due in the first quarter of 2025.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. There was no research and development expense recognized for obligations to Junshi Biosciences for the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. Research and development expenses were $3.0 million and $4.6 million for the three and six months ended June 30, 2023, respectively. In the condensed consolidated balance sheets as of June 30, 2024, the Company has classified $12.5 million in accrued and other current liabilities related to a milestone payment in connection with the 2nd Amendment and $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $0.7 million as of June 30, 2024 and immaterial at December 31, 2023. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Apotex

On June 27, 2024, the Company entered into an exclusive license and distribution agreement (the “Canada License Agreement”) with Apotex, Inc. (“Apotex”), pursuant to which, the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars (“USD”) which has been classified as net revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars (“CAD”) in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Lastly, Apotex agreed to pay the Company a low double-digit percentage of any future net sales of toripalimab in Canada that the Company will subsequently pay to Junshi Biosciences pursuant to the Collaboration Agreement.

The Canada License Agreement term continues until the tenth year after the first commercial sales of toripalimab in Canada, subject to an extension for a subsequent ten-year term at the option of Apotex. Apotex may terminate the License Agreement for any reason after a specified notice period. The License Agreement will terminate automatically if the rights granted to the Company by the Collaboration Agreement are terminated, if there is material breach that is not cured, if there are certain challenges to licensed patents by Apotex and in the case of certain insolvency events.

Bioeq

On November 4, 2019, the Company entered into a license agreement (the “Bioeq License Agreement”) with Bioeq AG (“Bioeq”) for the commercialization of CIMERLI, a biosimilar version of Lucentis (ranibizumab), in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”). Under the Bioeq License

Agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States.

Royalties due to Bioeq were immaterial as of June 30, 2024 and $38.4 million as of December 31, 2023, respectively.

On January 19, 2024 the Company entered into the CIMERLI Purchase Agreement with Sandoz. Pursuant to the CIMERLI Purchase Agreement, on March 1, 2024, the Company completed the divestiture of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. Refer to Note 6. Acquisition and Dispositions for additional information. Upon closing of the CIMERLI Sale, the Bioeq License Agreement was assumed by Sandoz. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 15, 2024 for additional information related to the Bioeq License Agreement.

Adimab Development and Option Agreement

In October 2018, Surface and Adimab LLC (“Adimab”), entered into an amended and restated development and option agreement, (as amended by the amendments dated as of December 16, 2020, June 1, 2022 and July 18, 2022, the “A&R Adimab Agreement”), which amended and restated the development and option agreement with Adimab dated July 2014, as amended, (“the Original Adimab Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, the Company will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan.

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

Out-Licensing Agreements Acquired as part of the Surface Acquisition

On September 8, 2023, at the closing of the Surface Acquisition, all the assets, liabilities, rights and obligations of Surface were assumed by the Company’s direct, wholly-owned subsidiary, Surface Oncology, LLC. See further details in Note 6. Acquisition and Dispositions.

Novartis Institutes

In January 2016, Surface entered into the collaboration agreement between Surface and Novartis Institutes dated January 9, 2016 which was subsequently amended in May 2016, July 2017, September 2017, and October 2018 (as amended, the “Novartis Agreement”). Pursuant to the Novartis Agreement, Surface granted Novartis Institutes a worldwide exclusive license to research, develop, manufacture and commercialize antibodies that target cluster of differentiation 73 (“CD73”). Under the Novartis Agreement, the Company was entitled to potential development milestones of $325.0 million and sales milestones of $200.0 million, as well as tiered royalties on annual net sales by Novartis Institutes ranging from high single-digit to mid-teens percentages upon the successful commercialization of NZV930. Novartis Institutes terminated the exclusive license of NZV930 with an effective date of October 2, 2024. The Company did not recognize any revenue relating to the Novartis Agreement during the three and six months ended June 30, 2024.

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target CD112R, also known as PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of

GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company did not recognize license-related revenue under the GSK Agreement during the three and six months ended June 30, 2024.

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

8.       Financial Liabilities

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At June 30, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(2,119)	$36,541	$36,541	Level 2*
2026 Convertible Notes	$230,000	$(2,445)	$227,555	$170,200	Level 2**

	At December 31, 2023
Financial Liabilities:
2027 Term Loans	$250,000	$(3,519)	$246,481	$246,481	Level 2*
2026 Convertible Notes	$230,000	$(3,112)	$226,888	$150,155	Level 2**

*	The principal amounts outstanding are subject to variable interest rates based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximate their fair values.
**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2029 Term Loan

On May 8, 2024 (the “2029 Term Loan Effective Date”), the Company entered into a senior secured term loan facility of up to $38.7 million (the “2029 Term Loan”) that was fully funded on the 2029 Term Loan Effective Date with Ankura Trust Company, LLC, as administrative agent (in such capacity, the “Agent”), and the lenders signatory thereto (collectively, the “2029 Lenders”). The net proceeds of $37.5 million, net of the original issuance discount, were used by the Company to help repay in full the existing outstanding indebtedness owed by the Company to BioPharma Credit, PLC (“BioPharma”), BPCR Limited Partnership (as a “2027 Lender”), and Biopharma Credit Investments V (Master) LP, acting by its general partner, BioPharma Credit Investments V GP LLC (as a “2027 Lender”) pursuant to the 2027 Term Loans.

The 2029 Term Loan is governed by a loan agreement, dated as of the 2029 Term Loan Effective Date, by and among the Company, the Agent and the 2029 Lenders (the “2029 Loan Agreement”). The 2029 Term Loan will mature on May 8, 2029. The amount borrowed under the 2029 Term Loan accrues interest equal to 8.0% per annum, plus a three-month SOFR rate (the “Interest Rate”). The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The Company may prepay the 2029 Term Loan in full or in part provided the Company (i) provides at least three (3) business days’ prior written notice to the Agent, (ii) pays on the date of such prepayment (A) all outstanding principal to be prepaid plus accrued and unpaid interest, (B) a prepayment fee of (x) 10.0% of the 2029 Term Loans so prepaid if paid on or after the first anniversary of the 2029 Term Loan Effective Date and before the second anniversary of the 2029 Term Loan Effective Date; (y) 5.0% of the 2029 Term Loan so prepaid if paid after the second anniversary of the 2029 Term Loan Effective Date and on or before the third anniversary of the 2029 Term Loan Effective Date; and (z) 0% of the 2029 Term Loan so prepaid if paid after the third anniversary of the 2029 Term Loan Effective Date, (C) if paid before the first anniversary of the 2029 Term Loan Effective Date, a make-whole amount equal to the interest that would have accrued from the date of prepayment through the first anniversary of the 2029 Term Loan Effective Date, and (D) all other sums, if any, that shall become due and payable under the 2029 Loan Agreement, including interest at the default rate with respect to any past due amounts. Amounts outstanding during an event of default shall accrue interest at an additional rate of 4.0% per annum, which interest shall be payable on demand in cash.

The 2029 Term Loan is secured by a lien on substantially all the assets of the Company, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant commencing on the 2029 Term Loan Effective Date, which requires the Company to maintain certain levels of cash and cash equivalents. As of June 30, 2024, the Company was in full compliance with these covenants, and there were no events of default under the 2029 Term Loan.

The Company incurred $2.2 million of debt discount and issuance costs relating to the issuance of the 2029 Term Loan, which were recorded as a reduction to the carrying value of the 2029 Term Loan on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the five-year contractual term of the 2029 Term Loan using the effective interest rate method.

The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield. For the three months ended June 30, 2024, interest expense on the 2029 Term Loan was $0.8 million. As of June 30, 2024, the total remaining unamortized debt discount and debt offering costs of $2.1 million will be amortized using the effective interest rate over the remaining term of 4.9 years.

Assuming the second quarter of 2024 interest rate of 13.3%, future payments on the 2029 Term Loan as of June 30, 2024 are as follows:

Year ending December 31, (in thousands)
Remainder of 2024 - interest only	$2,632
2025 - interest only	5,221
2026 - interest only	5,222
2027 - interest only	5,222
2028 and thereafter - principal and interest	45,712
Total minimum payments	64,009
Less amount representing interest	(25,349)
2029 Term Loan, gross	38,660
Less unamortized debt discount and debt issuance costs	(2,119)
Net carrying amount of 2029 Term Loan	$36,541

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”). Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive payment in full of a mid-single digit percentage of U.S. net sales of UDENYCA and LOQTORZI (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price allocated to each product. The Company may also buy-out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of the Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability. Additionally, there was $1.4 million in issuance costs. The Company is amortizing the discount and issuance costs to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. For the three and six months ended June 30, 2024, interest expense, inclusive of the amortization of discount and issuance costs, was $1.7 million. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

June 30,
(in thousands)	2024
Revenue participation liability	$38,962
Less unamortized discount and issuance costs	(10,317)
Total	$28,645

Classification on the condensed consolidated balance sheets is as follows:

		June 30,
(in thousands)	Balance Sheet Classification	2024
Revenue participation liability, current	Accrued and other current liabilities	$2,682
Revenue participation liability, non-current	Other liabilities, non-current	25,963
Total		$28,645

2027 Term Loans

The Company entered into a loan agreement in January 2022 (as amended, the “2027 Loan Agreement”) with BioPharma and the 2027 Lenders that provided for a senior secured term loan facility of up to $300.0 million, of which

$250.0 million was funded. The 2027 Term Loans accrued interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%.

On February 5, 2024, the Company entered into a Consent, Partial Release and Third Amendment to the 2027 Term Loans (the “Consent and Amendment”) with the Collateral Agent and the 2027 Lenders. Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the 2027 Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the CIMERLI Purchase Agreement, and released certain subsidiary of the Company from its obligation and certain assets subject to the transactions contemplated thereby, (2) the 2027 Lenders and the Collateral Agent required the Company to make a partial prepayment of the principal of the loans outstanding under the 2027 Loan Agreement in the amount of $175.0 million upon consummation of the transactions contemplated by the CIMERLI Purchase Agreement, subject to certain conditions and (3) the parties thereto agreed to adjust the minimum net trailing twelve month net sales covenant level to be $125.0 million under the 2027 Loan Agreement.

As a result of the CIMERLI Sale closing, the Company made a partial prepayment of $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans on April 1, 2024. On May 8, 2024, in connection with entering into the 2029 Term Loan and the Revenue Purchase and Sale Agreement, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2027 Term Loans. The May 8, 2024 payoff amount of $79.6 million included principal repayment in full, accrued interest, a 3.0% prepayment premium fee of the principal amount, a make-whole interest payment and lender fees. During the three and six months ended June 30, 2024, the Company recorded a $12.6 million loss on debt extinguishment in the condensed consolidated statements of operations for the payoff of the 2027 Term Loans, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest	$1,169	$8,469	$9,916	$16,614
Amortization of debt discount and debt issuance costs	305	243	1,277	575
Total interest expense	$1,474	$8,712	$11,193	$17,189

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

As of June 30, 2024, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

The Company evaluated the features embedded in the 2026 Convertible Notes under the relevant accounting rules and concluded that the embedded features do not meet the requirements for bifurcation, and therefore do not need to be separately accounted for as equity components.

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

If the 2026 Convertible Notes were converted on June 30, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $20.7 million based on the Company’s closing stock price of $1.73 as of June 28, 2024.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Stated coupon interest	$862	$862	$1,725	$1,725
Amortization of debt discount and debt issuance costs	335	327	667	653
Total interest expense	$1,197	$1,189	$2,392	$2,378

The remaining unamortized debt discount and debt offering costs related to the 2026 Convertible Notes of $2.4 million as of June 30, 2024 will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of June 30, 2024 are as follows:

Year ending December 31, (in thousands)
Remainder of 2024 - interest only	$1,725
2025 - interest only	3,450
2026 - principal and interest	231,725
Total minimum payments	236,900
Less amount representing interest	(6,900)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(2,445)
Net carrying amount of 2026 Convertible Notes	$227,555

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of June 30, 2024, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2024	$12,715
2025	39,681
2026	860
2027	300
Total obligations	$53,556

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees. In connection with the YUSIMRY Sale, HKF assumed $17.0 million in YUSIMRY inventory purchase commitments. If HKF were to default on its obligations under the YUSIMRY Purchase Agreement, the Company could become liable to pay any unpaid portion of these purchase commitments.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company had an accrual of $6.4 million related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. The Company is continuing to evaluate the claims in the letter. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company has an accrual established as of June 30, 2024 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

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

There were no shares sold under the ATM Offering during the three months ended June 30, 2024 and 2023. The following table summarizes information regarding settlements under the ATM Offering for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023
Number of common stock shares sold during the period	650,005	1,131,450
Weighted-average price per share	$2.44	$6.54
Gross proceeds	$1,589	$7,401
Less commissions and fees	(40)	(185)
Net proceeds after commissions and fees	$1,549	$7,216

As of June 30, 2024, the Company had approximately $64.9 million of its common stock remaining available for sales under the ATM Offering.

11.       Stock-Based Compensation

In April 2024 and May 2024, the Company granted performance-based stock options to purchase 1,982,500 and 640,000 shares of Company common stock (“PSOs”), respectively, to its Chief Executive Officer and certain other senior executives with performance-based vesting conditions under the 2014 Equity Incentive Award Plan and the Amended and Restated 2014 Equity Incentive Award Plan that have a term of ten years. Vesting is based on the achievement of various commercial, clinical, strategic and total shareholder return performance milestones during specified periods. The fair value of each PSO was estimated on the grant date, using the Black-Scholes model for PSOs tied to commercial, clinical and strategic milestones (the “Performance Condition PSOs”) and a Monte Carlo simulation model for PSOs with total shareholder return vesting criteria (the “Market Condition PSOs”). Expense for the Performance Condition PSOs is recognized over the requisite service period only when the performance condition is considered probable of being achieved and is recognized over the period from the grant date through the time the milestone is expected to be achieved. Expense for the Market Condition PSOs is recognized over the requisite service period. Expense related to PSOs was $0.8 million during the three and six months ended June 30, 2024.

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options, including PSOs, and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold (1)	$304	$236	$552	$361
Research and development	2,266	3,370	4,460	8,831
Selling, general and administrative	4,661	6,471	9,538	13,167
Stock-based compensation expense	$7,231	$10,077	$14,550	$22,359

Stock-based compensation expense capitalized into inventory	$400	$193	$794	$324
(1)
(2)	(1) Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

12.      Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, PSOs, RSUs and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive.

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic net income (loss) per share
Numerator:
Net income (loss)	$(12,921)	$(42,869)	$89,954	$(118,598)
Denominator:
Weighted-average common shares outstanding	114,819,965	87,269,614	113,784,636	83,469,247
Basic net income (loss) per share	$(0.11)	$(0.49)	$0.79	$(1.42)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(12,921)	$(42,869)	$89,954	$(118,598)
Add interest expense on convertible notes, net of tax	—	—	2,392	—
Numerator for diluted net income (loss) per share	$(12,921)	$(42,869)	$92,346	$(118,598)
Denominator:
Denominator for basic net income (loss) per share	114,819,965	87,269,614	113,784,636	83,469,247
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	—	231,846	—
Restricted stock units	—	—	216,168	—
Shares issuable upon conversion of convertible notes	—	—	11,942,152	—
Denominator for diluted net income (loss) income per share	114,819,965	87,269,614	126,174,802	83,469,247
Diluted net income (loss) per share	$(0.11)	$(0.49)	$0.73	$(1.42)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options, PSOs, including shares subject to ESPP	28,097,400	23,311,075	27,103,206	23,713,858
Restricted stock units	894,106	2,339,814	980,406	2,462,311
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	—	11,942,152
Total	40,933,658	37,593,041	28,083,612	38,118,321

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

Our commercial portfolio includes our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”). UDENYCA was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023 we announced that the FDA approved the PAS for our third pegfilgrastim presentation, the UDENYCA on-body injector (“ONBODY”). UDENYCA ONBODY™ became commercially available in the first quarter of 2024.

We launched YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023 and CIMERLI (ranibizumab-eqrn), a biosimilar product interchangeable with Lucentis (ranibizumab injection), in the United States in October 2022. On January 19, 2024, we entered into the CIMERLI Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. On June 26, 2024, we entered into the YUSIMRY Purchase Agreement with HKF and completed the sale of our YUSIMRY franchise for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. We retained the rights to certain patents that were licensed to Pfizer Inc. (“Pfizer”) under the License and Settlement Agreement, dated as of October 21, 2019, between us and Pfizer (the “Pfizer License Agreement”). HKF also assumed the contractual obligations under the distribution agreement with the licensee Orox / Laboratorio Gador S.A. for the commercialization of YUSIMRY in certain Caribbean and Latin American countries.

Our commercial portfolio includes LOQTORZI, a novel PD-1 inhibitor. On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

LOQTORZI is planned to be developed in multiple clinical studies by partners. Junshi Biosciences is currently enrolling in a multiregional phase 3 clinical study (clinicaltrials.gov identifier NCT06095583) evaluating the treatment of LOQTORZI with their investigational anti-BLTA antibody in limited-stage small cell lung cancer (“LS-SCLC”). On January 4, 2024 we announced a drug supply partnership with INOVIO Pharmaceuticals, Inc. for a planned randomized phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma.  On May 8, 2024, we announced a drug supply agreement with Cancer Research Institute (“CRI”) to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in their phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with the Canadian Cancer Trials Group (“CCTG”). On June 27, 2024, we entered into the Canada License Agreement with Apotex, pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

We also have a pipeline of earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating agents. Our lead clinical stage product candidate is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, one or both of the subunits of IL-27, EBI3 and p28, are highly expressed during pregnancy and their expression is correlated with maternal-fetal tolerance. Due to its immunosuppressive nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861).

Our second clinical-stage product candidate, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). CHS-114 is designed to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both, that has shown anti-tumor activity in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We are also pursuing an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our investigational new drug application (“IND”) for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and we plan to start the first-in-human clinical study in the coming months.

In addition, we have two product candidates, NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidates licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs. Novartis Institutes has terminated the exclusive license of NZV930 with an effective date of October 2, 2024.

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

Business Update

On April 1, 2024, we repaid $175.0 million of the total principal balance of $250.0 million outstanding on the 2027 Term Loans, and the prepayment premium and make-whole amount of $6.8 million to the 2027 Lenders pursuant to the Consent and Amendment dated February 5, 2024.

On May 8, 2024, we terminated all commitments and repaid the remaining principal balance outstanding on the 2027 Term Loans of $75.0 million, and the prepayment premium and make-whole amount of $3.5 million to the 2027 Lenders.

Concurrent with the payoff of the 2027 Term Loans, on May 8, 2024, we entered into the 2029 Term Loan providing for a secured loan facility in the principal amount of $38.7 million, with proceeds of $37.5 million after the original issue discount. The 2029 Term Loan will mature on May 8, 2029, accrues interest at 8.0% per annum, plus a three-month SOFR rate and provides for interest-only payments on a quarterly basis until maturity. Also on May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser Group’s payment to us of $37.5 million, we sold to the Purchaser Group a right to receive payment in full of a mid-single digit percentage of U.S. net sales of UDENYCA and LOQTORZI for each calendar quarter commencing May 8, 2024.

On June 26, 2024, we entered into the YUSIMRY Purchase Agreement with HKF and we completed the sale of our YUSIMRY franchise for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF.

On June 27, 2024, we entered into the Canada License Agreement with Apotex, pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid us an upfront payment of $6.3 million USD. In addition, Apotex agreed to pay us up to an aggregate of $51.5 million CAD in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Lastly, Apotex agreed to pay us a low double-digit percentage of any future net sales of toripalimab in Canada that we will subsequently pay to Junshi Biosciences pursuant to the Collaboration Agreement.

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

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

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

LOQTORZI is planned to be developed in multiple clinical studies by partners.  Junshi Biosciences is currently enrolling in a multiregional phase 3 clinical study evaluating the treatment of LOQTORZI with their investigational anti-BLTA antibody in LS-SCLC (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc.  plans a randomized phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. CRI plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with CCTG. On June 27, 2024, we entered into the Canada License Agreement with Apotex, pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861).
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643).
●	We are pursuing a development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and we plan to start the first-in-human clinical study in the coming months.
●	In addition, we also own NZV930 and GSK4381562, which are exclusively licensed to Novartis Institutes and GSK, respectively. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 is designed to block the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from the product candidates licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs. Novartis Institutes has terminated the exclusive license of NZV930 with an effective date of October 2, 2024.

Immunology – Sold to HKF pursuant to the YUSIMRY Sale

●	YUSIMRY, a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023.

On June 26, 2024, we entered into the YUSIMRY Purchase Agreement with HKF and we completed the sale of our YUSIMRY franchise for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. We retained the rights to certain patents that were licensed to Pfizer under the Pfizer License Agreement.

Ophthalmology – Sold to Sandoz pursuant to the CIMERLI Sale

●	CIMERLI, a Lucentis biosimilar, was approved by the FDA on August 2, 2022 for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization and we launched CIMERLI commercially in the United States on October 3, 2022.

On January 19, 2024, we entered into the CIMERLI Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of

June 30, 2024, we have accrued a $12.5 million milestone payment to Junshi Biosciences, which is expected to be paid in first quarter of 2025, as well as $0.7 million for our royalty obligation. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in October 2022. We stopped receiving revenue from CIMERLI sales on March 1, 2024 in connection with the CIMERLI Sale. We stopped receiving revenue from YUSIMRY sales on June 26, 2024 in connection with the YUSIMRY Sale. On June 27, 2024, Apotex paid us an upfront payment of $6.3 million which has been classified as net revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 pursuant to the terms of the Canada License Agreement. Our total net revenues were $65.0 million and $58.7 million during the three months ended June 30, 2024 and 2023, respectively, and $142.0 million and $91.2 million during the six months ended June 30, 2024 and 2023, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, royalties and certain overhead costs. On May 2, 2019, we settled a trade secret action brought by Amgen Inc. and Amgen USA Inc. (collectively “Amgen”). As a result, cost of goods sold reflects a mid-single digit royalty on net product revenue, which began July 1, 2019 and continued until July 1, 2024. Additionally, until the CIMERLI Sale on March 1, 2024, we shared a percentage of gross profits on sales of CIMERLI in the United States with Bioeq in the low- to mid-fifty percent range.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, and costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA and LOQTORZI and the commercialization of CIMERLI and YUSIMRY up until the CIMERLI Sale and the YUSIMRY Sale, respectively. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Gain on Sale Transactions, net

Gain on Sale Transactions, net consists of cash proceeds received from the CIMERLI Sale, net of assets sold (primarily CIMERLI product inventory and prepaid manufacturing assets), assets de-recognized (goodwill and intangible assets), net of related transaction costs, retention bonuses and stock-based compensation expense incurred, and the YUSIMRY Sale, net of assets sold (primarily YUSIMRY product inventory and prepaid manufacturing assets), assets and liabilities de-recognized (primarily purchase commitments and an intangible asset), and related transaction costs.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred related to the early repayment of debt obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, non-cash accretion of discount on our investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, gains (losses) from financial instruments, gains (losses) from disposal of long-lived assets, and income for TSA services provided.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net revenue	$64,979	$58,716	$6,263	$142,042	$91,152	$50,890

The increase in net revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in UDENYCA net revenue of $19.2 million due to additional presentations launched and overall higher demand, partially offset by a decline in UDENYCA’s average net selling price per unit. Additionally, our launches of YUSIMRY in July 2023 and LOQTORZI in December 2023 each contributed $3.8 million of net revenue during the three months ended June 30, 2024, and the sale of rights to commercialize toripalimab within Canada on June 27, 2024 contributed $6.3 million. These positive factors were partially offset by no longer receiving product revenue for CIMERLI after the CIMERLI Sale, which contributed $26.7 million of net revenue in the second quarter of 2023.

The increase in net revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by an increase in UDENYCA net revenue of $35.7 million due to additional presentations and overall higher demand, partially offset by a decline in UDENYCA’s average net selling price per unit. Additionally, our launches of YUSIMRY in July 2023 and LOQTORZI in December 2023 contributed $7.7 million and $5.8 million of net revenue during the six months ended June 30, 2024, respectively, and the sale of rights to commercialize toripalimab within Canada on June 27, 2024 contributed $6.3 million. These positive factors were partially offset by no longer receiving product revenue for CIMERLI after the CIMERLI Sale, which contributed $4.8 million of additional net revenue in the first half of 2023. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market.

We expect our net revenue in 2024 to be higher than in 2023 driven by growth in UDENYCA and LOQTORZI sales, partially offset by the divestiture of CIMERLI which occurred on March 1, 2024 and YUSIMRY which occurred on June 26, 2024.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Cost of goods sold	$28,368	$24,848	$3,520	$62,954	$41,722	$21,232
Gross margin	56%	58%		56%	54%

The increase in cost of goods sold for the three months ended June 30, 2024 compared to the same period in the prior year was primarily due to a $7.4 million increase in product costs driven primarily by increased volume and the launch of new products and $4.5 million in connection with a CMO contract change. These increases were partially offset by a $9.7 million reduction in royalty costs, primarily from no CIMERLI sales in the second quarter of 2024.

The increase in cost of goods sold for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to a $20.8 million increase in product costs driven primarily by increased volume and the launch of new products and $4.5 million in connection with a CMO contract change. These increases were partially offset by the sale of certain UDENYCA units having no carrying value following our third quarter of 2022 write-down and a total original cost of $2.6 million, as well as $3.0 million in contract modification fees in the first quarter of 2023 with one of our manufacturers for reducing the number of UDENYCA batches to be produced.

We expect our gross margin in 2024 to be greater than 2023, primarily because the 2023 results included a $47.0 million charge for the write-down of slow moving YUSIMRY inventory, and cost of goods sold ceased being incurred for profit share expenditures following the CIMERLI Sale, royalties following the YUSIMRY Sale and the mid-single digit royalty on UDENYCA net product revenue due to Amgen, which expired on July 1, 2024.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$21,955	$23,267	$(1,312)	$50,425	$57,421	$(6,996)

The decrease in research and development expense in the three months ended June 30, 2024 compared to the prior period was primarily due to the following:

●	a decrease of $3.3 million in personnel and stock-based compensation expense primarily due to fewer employees;
●	a decrease of $2.1 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023 and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $1.0 million for fewer expenditures during the quarter for the development of CHS-1000; and
●	a decrease of $0.8 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs.

The decrease was partially offset by the following:

●	an increase of $3.4 million for the development of casdozokitug;
●	an increase of $1.5 million for the development of CHS-114; and
●	an increase of $1.3 million in costs to develop additional presentations of UDENYCA.

The decrease in research and development expense in the six months ended June 30, 2024 compared to the prior period was primarily due to the following:

●	a decrease of $12.0 million in personnel and stock-based compensation expense primarily due to a decrease in headcount, inclusive of $3.6 million in restructuring charges from our reduction in force in the first quarter of 2023;
●	a decrease of $5.2 million in YUSIMRY costs primarily due to discontinuation of a study in the first quarter of 2023 and overall lower spend related to YUSIMRY;
●	a decrease of $1.6 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs; and
●	a decrease of $1.2 million for fewer expenditures during the period for the development of CHS-1000.

The decrease was partially offset by the following:

●	an increase of $6.0 million for the development of casdozokitug;
●	an increase of $3.9 million in costs for toripalimab, primarily related to scaling up process performance qualification production runs for LOQTORZI; and
●	an increase of $3.5 million for the development of CHS-114.

We expect our research and development expense in 2024 to be lower than 2023 due to the estimated impacts of our cost containment initiatives and the termination of the TIGIT Program in January 2024. We expect these decreases to be partially offset by expenditures on our pipeline.

Selling, General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Selling, general and administrative	$35,165	$45,144	$(9,979)	$91,697	$94,297	$(2,600)

The decrease in selling, general and administrative expense in the three months ended June 30, 2024 was primarily due to a lower average headcount, including reductions of $5.2 million in employee and consultant costs and $1.8 million in stock-based compensation, and a reduction of $1.9 million related to the non-recurring acquisition costs incurred in the second quarter of 2023.

The decrease in selling, general and administrative expense in the six months ended June 30, 2024 was primarily driven by an $8.2 million decrease in employee and consultant costs and $3.6 million decrease in stock-based compensation due to a lower average headcount. These increases were partially offset by the $6.8 million net impairment charge relating to the write-off of the net carrying value of the intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero and an increase of $3.8 million in professional service fees.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for 2024 to be lower than 2023 primarily as a result of the Sale Transactions, reduced headcount and decreased commercial costs.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$5,334	$9,943	$(4,609)	$16,450	$19,655	$(3,205)

The decrease in interest expense in the three and six months ended June 30, 2024 was primarily due to prepaying $175.0 million of the principal amount due under the 2027 Term Loans on April 1, 2024 and prepaying the remaining $75.0 million principal amount on May 8, 2024, partially offset by interest on the $38.7 million 2029 Term Loan and the Revenue Purchase and Sale Agreement, both commencing May 8, 2024, as well as an average higher variable rate in the first half of 2024 than first half of 2023.

Primarily, as a result of decreasing our total indebtedness by fully repaying the $250.0 million principal amount due under the 2027 Term Loans during the second quarter of 2024, we expect interest expense to be lower in 2024 compared to 2023.

Gain on Sale Transactions, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Gain on Sale Transactions, net	$24,085	$—	$24,085	$177,732	$—	$177,732

The Gain on Sale Transactions, net for the three months ended June 30, 2024 primarily relates to the YUSIMRY Sale to HKF on June 26, 2024, which includes cash receipts of $40.0 million less assets transferred to HKF, assets and liabilities derecognized, and transaction costs of $0.9 million. The Gain on Sale Transactions, net for the six months ended June 30, 2024 includes the second quarter gain of $22.9 million related to the YUSIMRY Sale and first quarter CIMERLI Sale, which includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses.

Loss on Debt Extinguishment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Loss on debt extinguishment	$12,630	$—	$12,630	$12,630	$—	$12,630

The $12.6 million loss on debt extinguishment in the three and six months ended June 30, 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other income (expense), net	$1,467	$1,617	$(150)	$4,336	$3,345	$991

Other income (expense), net in the three months ended June 30, 2024 was comparable to the three months ended June 30, 2023. Other income (expense), net in the six months ended June 30, 2024 changed favorably compared to the same period in the prior year primarily due to foreign exchange gains and TSA income.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Financial assets
Total Cash, cash equivalents and marketable securities	$159,240	$117,748

Financial liabilities:
2029 Term Loan	$36,541	$—
Revenue Purchase and Sale Agreement	28,645	—
2027 Term Loans	—	246,481
2026 Convertible Notes	227,555	226,888
Total Financial liabilities	$292,741	$473,369

On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid us $6.3 million USD. In addition, Apotex agreed to pay us the USD equivalent of up to an aggregate of $51.5 million CAD in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Finally, Apotex agreed to pay us a low double-digit percentage of any future net sales of toripalimab in Canada that we will subsequently pay to Junshi Biosciences pursuant to the Collaboration Agreement.

On June 26, 2024, we entered into the YUSIMRY Purchase Agreement by and between us and HKF. Pursuant to the terms and subject to the conditions set forth in the YUSIMRY Purchase Agreement, we sold our YUSIMRY immunology franchise through the sale of certain assets, including YUSIMRY, intellectual property exclusively related to YUSIMRY, certain contracts related to YUSIMRY, YUSIMRY inventory, and all activities related to research and development of YUSIMRY to HKF for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. We retained the rights to certain patents that were licensed to Pfizer under the Pfizer License Agreement.

On May 8, 2024, we entered into the 2029 Term Loan providing for a secured loan facility in the principal amount of $38.7 million, with proceeds of $37.5 million after the original issue discount which were used as part of the full repayment of all outstanding indebtedness and terminated all commitments under the 2027 Term Loans.

On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. We received proceeds of $37.5 million by selling to the Purchaser Group a right to receive payment in full of a mid-single digit percentage of U.S. net sales of UDENYCA and LOQTORZI commencing May 8, 2024. The proceeds were used by us as part of the full repayment of all outstanding indebtedness and terminated all commitments under the 2027 Term Loans.

On April 1, 2024, $175.0 million of the cash and cash equivalents was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans, as further described below.

In the six months ended June 30, 2024, we generated net income primarily due to the Sale Transactions and we were profitable in 2020 and 2019. Otherwise, we have generated significant operating losses in all other years since our inception, including in 2021 through 2023, primarily due to our research and development expenditures and a shortfall in revenue beginning in 2021. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt, and sales of our products.

On January 19, 2024, we entered into the CIMERLI Purchase Agreement by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, we completed the CIMERLI Sale for our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

On February 5, 2024, we entered into the Consent and Amendment, that among other things: (1) provided consent to consummation of the transactions contemplated by the CIMERLI Purchase Agreement, and released certain of our subsidiary from our obligation and certain assets subject to the transactions contemplated thereby, (2) required us to make a partial prepayment of $175.0 million of the principal of the 2027 Term Loans outstanding upon consummation of the transactions contemplated by the CIMERLI Purchase Agreement, subject to certain conditions and (3) adjusted the minimum net sales covenant level under the 2027 Term Loans. Upon the closing of the CIMERLI Sale, we became obligated to repay $175.0 million of the total principal balance of $250.0 million of the loans outstanding as well as $6.8 million in prepayment premium and make-whole payments under the 2027 Term Loans, of which we paid on April 1, 2024.

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

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.2 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.8 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, we increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.7 million, increasing the aggregate offering price under the Sales Agreement from $63.8 million to $92.5 million. No shares were sold during the three months ended June 30, 2024. During the six months ended June 30, 2024, we sold 650,005 shares of common stock pursuant to the ATM Offering, at a weighted-average price per share of $2.44 for gross proceeds of $1.6 million and received net proceeds of $1.5 million, net of $0.1 million of commissions and fees. For the ATM Offering program to date as of June 30, 2024, we sold 5,126,650 shares of common stock at a weighted-average price per share of $5.39 for gross proceeds of $27.6 million and received net proceeds of $26.9 million, net of $0.7 million of commissions and fees. As of June 30, 2024, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of June 30, 2024, we had an accumulated deficit of $1.5 billion and cash and cash equivalents of $159.2 million. We believe that our available cash and cash equivalents, cash collected from product sales, divestitures, ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical supplies and any products that we may develop;

●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we divest, acquire or invest in businesses, products or technologies;
●	the impact of general economic conditions on our business, including but not limited to increased interest rates and high inflation; and
●	the costs of the impact from any future outbreaks of the COVID-19 pandemic or future pandemics.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Financing arrangements

2027 Term Loans

During the second quarter of 2024, we fully repaid and terminated all commitments under the 2027 Term Loans. Proceeds from the divestiture of our CIMERLI ophthalmology franchise received in March 2024 were used to pay down $175.0 million of outstanding principal, and a prepayment premium and make-whole amount totaling $6.8 million on April 1, 2024. On May 8, 2024, we used the proceeds from the 2029 Term Loan and Revenue Purchase and Sale Agreement to repay the remaining $75.0 million principal balance outstanding on the 2027 Term Loans and a prepayment premium and make-whole amount totaling $3.5 million.

2029 Term Loan

Concurrent with the payoff of the 2027 Term Loans, on May 8, 2024, we entered into the 2029 Term Loan providing for a secured loan facility in the principal amount of $38.7 million, with proceeds of $37.5 million after the original issue discount. The 2029 Term Loan will mature on May 8, 2029, accrues interest equal to 8.0% per annum, plus a three-month SOFR rate and provides for interest-only payments on a quarterly basis until maturity.

The 2029 Term Loan is secured by a lien on substantially all of our assets, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant commencing on the 2029 Term Loan Effective Date, which requires us to maintain certain levels of cash and cash equivalents. The 2029 Loan Agreement also contains other customary provisions, such as expense reimbursement, as well as indemnification rights for the benefit of the Agent and the 2029 Lenders. For further details, see Note 8. Financial Liabilities in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Purchase and Sale Agreement

On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser Group’s payment to us of $37.5 million, we sold to the Purchaser Group a right to receive payment in full of a mid-single digit percentage of U.S. net sales of UDENYCA and LOQTORZI for each calendar quarter commencing on May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay the Purchaser Group Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price. We may also buy-out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by us as part of the full repayment of the 2027 Term Loans.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

2026 Convertible Notes

As of June 30, 2024, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $227.6 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on June 30, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $20.7 million based on our closing stock price of $1.73 as of June 28, 2024.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of June 30, 2024, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of June 30, 2024:

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

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments can be in the form of cash, stock or a combination of cash and stock. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, we recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero. The remaining CVR liability associated with GSK and contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at June 30, 2024. For further details, see Note 6. Acquisition and Dispositions in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of June 30, 2024 were $53.6 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. In connection with the YUSIMRY Sale, HKF assumed $17.0 million in YUSIMRY inventory purchase commitments. If HKF were to default on its obligations under the YUSIMRY Purchase Agreement, we could become liable to pay any unpaid portion of these purchase commitments.

There have been no significant changes to our leases during the six months ended June 30, 2024, as compared to the discussion in the 2023 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$12,968	$(107,647)
Net cash provided by investing activities	230,419	58,891
Net cash (used in) provided by financing activities	(187,038)	58,129
Net increase in cash, cash equivalents and restricted cash	$56,349	$9,373

Net cash provided by (used in) operating activities

Cash provided by operating activities of $13.0 million for the six months ended June 30, 2024 was primarily due to net income of $90.0 million adjusted for changes in our operating assets and liabilities of $62.9 million, non-cash items including stock-based compensation expense of $14.6 million, loss on debt extinguishment of $12.6 million, impairment of out-license asset net of CVR liability remeasurement of $6.8 million, and other non-cash adjustments of $3.9 million, partially offset by the net gain on Sale Transactions of $177.7 million.

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

Net cash provided by investing activities

Cash provided by investing activities of $230.4 million for the six months ended June 30, 2024 was primarily due to cash proceeds of $187.8 million from the CIMERLI Sale, cash proceeds of $40.0 million from the YUSIMRY Sale, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by a $12.5 million milestone payment in connection with the 2nd Amendment with Junshi Biosciences.

Cash provided by investing activities of $58.9 million for the six months ended June 30, 2023 was primarily due to proceeds from maturities of investments in marketable securities of $64.8 million and proceeds from sale of investments in marketable securities of $13.3 million, partially offset by purchases of investments in marketable securities of $19.5 million.

Net cash provided by (used in) financing activities

Cash used in financing activities of $187.0 million for the six months ended June 30, 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which is presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.1 million of proceeds on the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million in proceeds from the ATM Offering, net of issuance costs.

Cash provided by financing activities of $58.1 million for the six months ended June 30, 2023 was primarily due to proceeds of $53.6 million from the Public Offering, net of issuance costs, $6.8 million proceeds from the ATM Offering, net of issuance costs, and $1.3 million proceeds from purchase under the ESPP. These proceeds were partially offset by $3.1 million in tax payments related to net share settlement of RSUs.

Critical Accounting Policies and Significant Judgments and Estimates

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2024, as compared to the critical accounting estimates described in our 2023 Form 10-K, except for the Revenue Purchase and Sale Agreement described below. We believe that the critical accounting estimates discussed in the 2023 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Revenue Purchase and Sale Agreement

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement. The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Revenue Purchase and Sale Agreement and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. The Revenue Purchase and Sale Agreement was initially valued and is remeasured using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis with the embedded derivative and then valuing the Revenue Purchase and Sale Agreement without the embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the Royalty Fee Derivative. We use Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $159.2 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market rate interest rates would not have a significant impact on the total value of our portfolio.

We are also subject to credit risk from trade receivables related to product sales, and we monitor the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. We have not experienced significant losses with respect to the collection of trade receivables.

We are exposed to interest rate risk with respect to variable rate debt. As of June 30, 2024, we had $38.7 million principal outstanding on our 2029 Term Loan that accrues interest at 8.0% per annum, plus the three-month SOFR, with a floor of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate during the third quarter of 2024 will be 13.32%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $0.4 million increase in the annual interest expense that we pay.

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

Substantially all of our sales are denominated in U.S. dollars. Until the CIMERLI Sale, we had exposure to the exchange rate between the U.S. Dollar and the Euro through purchases of CIMERLI inventory and royalties paid to Bioeq that were denominated in Euros. Accordingly, fluctuations in the exchange rate between the U.S. Dollar and the Euro had an impact our condensed consolidated statements of operations. On January 19, 2024, we entered into the CIMERLI Purchase Agreement with Sandoz. Pursuant to the CIMERLI Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology. Refer to Note 6. Acquisition and Dispositions for additional information.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products that are not approved and still in development.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar product faces significant competition from the reference product and from other biosimilar products or pharmaceuticals approved for the same indication as the originator product. LOQTORZI faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, is developed or if the market for the originator product significantly declines, sales of our biosimilar product may suffer.

●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires significant judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, with multiple products that are not approved and still in development.

With the exception of generating net income of $90.0 million in the six months ended June 30, 2024, $132.2 million and $89.8 million in 2020 and 2019, respectively, we incurred a net loss of $12.9 million in the quarter ended June 30, 2024 and incurred net losses in each year from our inception in September 2010 through December 31, 2023, including net losses of $237.9 million, $291.8 million and $287.1 million in 2023, 2022 and 2021, respectively. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2024, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For UDENYCA and LOQTORZI which are launched products, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

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

As of June 30, 2024, our cash, cash equivalents and marketable securities were $159.2 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar and immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved products are UDENYCA and LOQTORZI which are approved for commercialization in the United States, and we have no products approved in any other territories.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize all three UDENYCA product presentations and LOQTORZI;
●	competing against numerous current and future pegfilgrastim and adalimumab products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our biosimilar product;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA and LOQTORZI, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Risks Related to Competitive Activity

Our biosimilar product faces significant competition from the reference product and from other biosimilar products or pharmaceuticals approved for the same indication as the originator product. Our product LOQTORZI and product candidate CHS-114, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

LOQTORZI recently entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, although not in NPC, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer, Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

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

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Our competitors may have products that are easier to administer than our products, which could adversely affect our results. Biosimilar or immuno-oncology product candidates developed by our competitors may render our potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

If an improved version of an originator product, such as Neulasta, is developed or if the market for the originator product significantly declines, sales of our biosimilar product may suffer.

Originator companies may develop improved versions of a reference product as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a new or supplemental BLA submitted to the applicable regulatory authority. Should the originator company succeed in obtaining an approval of an improved biologic product, it may capture a significant share of the collective reference product market in the applicable jurisdiction and significantly reduce the market for the reference product and thereby the potential size of the market for our biosimilar product. In addition, the improved product may be protected by additional patent rights that may subject our follow-on biosimilar to claims of infringement.

Biologic reference products may also face competition as technological advances are made that may offer patients a more convenient form of administration or increased efficacy or as new products are introduced. External developments can also result in changing preferences for convenient forms of administration of products that may impact our business. As new products are approved that compete with the reference product to our biosimilar product, sales of the reference originator product may be adversely impacted or rendered obsolete. If the market for the reference product is impacted, we may lose significant market share for our biosimilar product. As a result of the above factors, our business, prospects and financial condition could suffer.

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

As of June 30, 2024, we had 246 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage during a period of employee turnover, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and good laboratory practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare or data privacy and security laws.

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

We are dependent on Junshi Biosciences and Orox / Laboratorio Gador S.A. for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

We have an exclusive license from Junshi Biosciences to develop and commercialize LOQTORZI in the United States and Canada. Our licensors are responsible for supplying us with drug substance and final drug products.

Our exclusive licensee, Orox / Laboratorio Gador S.A., is responsible for commercialization of certain of our products and product candidates, including UDENYCA, in certain Caribbean and Latin American countries (excluding Brazil, and in the case of UDENYCA, also excluding Argentina).

Our licenses with Junshi Biosciences, Orox / Laboratorio Gador S.A., or other future license or collaboration agreements, may not result in positive outcomes. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

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

There are risks and uncertainties associated with the CIMERLI TSA and YUSIMRY TSA, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

In connection with the CIMERLI Sale, we and Sandoz entered into the CIMERLI TSA pursuant to which we will provide certain business support services to Sandoz for a defined period not expected to extend beyond December 31, 2024. In connection with the YUSIMRY Sale, we and HKF entered into the YUSIMRY TSA pursuant to which we will provide certain business support services to HKF for a defined period not expected to extend beyond December 31, 2024. There are a number of risks and uncertainties associated with the CIMERLI TSA and YUSIMRY TSA, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price., including, among other things:

●	the need to expend employee time and attention on the CIMERLI TSA and YUSIMRY TSA that could be spent on other areas of our business;
●	the need to provide significant support services under the CIMERLI TSA and YUSIMRY TSA on behalf of Sandoz and HKF, respectively, such as logistics, payments, accounting, payroll, commercial, regulatory and manufacturing;
●	the exposure to the financial status of Sandoz and HKF for any payments due to us under the CIMERLI TSA and YUSIMRY TSA, respectively, which may be significant; and
●	potential unanticipated costs to us under the CIMERLI TSA and YUSIMRY TSA.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners, or our contract manufacturers must supply all necessary documentation in support of a Section 351(k) BLA, original BLA, NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must successfully complete a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not successfully complete a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. If we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to obtain regulatory approval for any biosimilar product candidate.

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

Given the challenges caused by the inherent variability in protein production, we may not be successful in developing any biosimilar product candidates if regulators conclude that we have not achieved a sufficient level of biosimilarity to the originator product, or that the processes we use are unable to generate our products within an acceptable range of variability.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. The company that originated the product for which we introduced a biosimilar version, such as Amgen, as well as other competitors (including other companies developing biosimilars) have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

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

We employ individuals, retain independent contractors and consultants and members on our board of directors or scientific advisory board who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. For example, our Chief Executive Officer, Dennis M. Lanfear is a former employee of Amgen. Mr. Lanfear was employed at Amgen during periods when Amgen’s operations included the development and commercialization of Neulasta. Senior members of our commercial team and medical affairs team who were responsible for the launch of additional presentations of UDENYCA formerly held positions at Amgen. Our board of directors and scientific advisory board include members who were former employees of Amgen and Abbott Laboratories. Although we have procedures in place to try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but we will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019 and that continued until July 1, 2024.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to certain non-exclusive intellectual property license agreements with certain vendors that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

A significant legal risk for a biosimilar applicant that pursues regulatory approval under the Section 351(k) regulatory approval route and also elects to engage in the above-described BPCIA patent exchange mechanism, is that the process could result in the initiation of patent infringement litigation prior to FDA approval of a Section 351(k) application, and such litigation could result in blocking the market entry of the biosimilar product. However, even if biosimilar applicants opt out of the BPCIA patent exchange process, originators will still have the right to assert patent infringement as a basis to enjoin a biosimilar product launch. Thus, whether or not we engage in the BPCIA patent exchange process, there is risk that patent infringement litigation initiated by originators could prevent us indefinitely from launching any biosimilar product.

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

Under the complex, and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our biosimilar product in the United States, or may result in us incurring substantial legal settlement costs.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

We invested substantially all of our efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have two approved products: UDENYCA and LOQTORZI.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China (HGRAC) required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Neither we nor any collaboration partner has obtained regulatory approval for any of our products and product candidates, other than UDENYCA, which has received approval from the FDA and EMA, and LOQTORZI, which has received approval from the FDA and is also approved for use in China, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

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

If other biosimilars of pegfilgrastim (Neulasta) are determined to be interchangeable and our biosimilar product is not, our business could suffer.

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

We cannot predict whether any of our biosimilar products and product candidates will meet regulatory authority requirements for approval not only as a biosimilar product but also as an interchangeable product in any jurisdiction. Furthermore, legislation governing interchangeability could differ by jurisdiction on a state or national level worldwide. For example, recent U.S. legislative proposals have sought to reduce or altogether eliminate the statutory and regulatory distinctions between interchangeable products and conventional biosimilars. Such efforts, if successful, could reduce or eliminate any competitive or regulatory advantages currently afforded to interchangeable products.

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

We are marketing LOQTORZI and UDENYCA in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other biosimilar products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox / Laboratorio Gador S.A. for the commercialization of a biosimilar version of pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our products in the United States and may seek to partner commercially all products outside the United States, such as our Canada License Agreement with Apotex in Canada for LOQTORZI.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $1.43 to $38.10 per share during the period from November 6, 2014 through June 30, 2024 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of June 30, 2024, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 32.4% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into the 2029 Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain certain levels of cash and cash equivalents. Further, the 2029 Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request waivers from time to time with respect to the 2029 Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of June 30, 2024, there were 115,198,655 million shares of common stock outstanding.

In addition, as of June 30, 2024, approximately 37.6 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2023. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Any increase in the number of shares available for future grant under the 2014 Plan must be approved by our stockholders. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price, and an aggregate of 320,000 shares are initially available for issuance under the ESPP. The number of shares available for issuance under the ESPP were automatically increased on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or such smaller number of shares as determined by our board of directors. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management was authorized to grant stock options and other equity-based awards to our new employees, however in connection with the approval of the 2014 Plan in 2024, we agreed that we would not make any new awards under the 2016 Plan after the effective date of the 2014 Plan.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-

wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $159.2 million of cash, cash equivalents and marketable securities as of June 30, 2024 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as data privacy and security regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, sanctions, trade restrictions and other regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure commitments from governments to purchase our products;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with the war between Russia and Ukraine; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice, and deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides third parties with a new forum to centrally revoke our European patents and makes it possible for a third party to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

While our biosimilar business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar product and methods of making it. We cannot guarantee that our proprietary technologies will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications directed to etanercept and adalimumab would cover the etanercept and adalimumab products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our etanercept and adalimumab products will avoid infringement of third-party patents.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter ended June 30, 2024. A total of 767,971 shares were surrendered to us in the second quarter of 2024, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
2.1††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Hong Kong King-Friend Industrial Company Ltd., dated as of June 26, 2024	8-K	2.1	6/27/2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.2	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

10.1††	Loan Agreement dated as of May 8, 2024 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K/A	10.1	5/21/2024

10.2††	Revenue Participation Right Purchase and Sale Agreement dated as of May 8, 2024 between Coherus BioSciences, Inc. and Coduet Royalty Holdings, LLC.	8-K/A	10.2	5/21/2024

10.3#	Amended and Restated 2014 Equity Incentive Award Plan.				X

10.4††	Omnibus Amendment to Transaction Documents dated as of June 25, 2024 among Coherus BioSciences, Inc., Coduet Royalty Holdings, LLC and Ankura Trust Company, LLC.				X

10.5††	Exclusive License and Distribution Agreement dated as of June 27, 2024 between Coherus BioSciences, Inc. and Apotex, Inc.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

COHERUS BIOSCIENCES, INC.

Date: August 8, 2024	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)