Form 10-Q
period 2024-09-30
Coherus BioSciences, Inc.
filed 2024-11-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, 115,213,407 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our products and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;

●	our reliance on third-party contract manufacturers to supply our products candidates and product for us;

●	our expectations about the time it will take for our labeling and packaging contract manufacturing organization (“CMO”) to resume UDENYCA production, for us to restock the distribution channels and resume shipping final UDENYCA product lots to customers, our expectations about completing production of a significant number of units of UDENYCA by the end of 2024 and our expectations about the timing for our additional packaging and labeling CMO to manufacture final saleable product and commence commercial supply of UDENYCA;

●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, products and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our products and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future products and product candidates;

●	our ability to compete with companies currently producing competitor products, including Neulasta and other biosimilar products made by other companies;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the potential impact of COVID-19 and the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$97,690	$102,891
Investments in marketable securities	—	14,857
Trade receivables, net	167,559	260,522
TSA receivables, net (Note 6)	31,241	—
Inventory	47,640	62,605
Prepaid manufacturing	10,718	23,657
Other prepaids and current assets	14,176	11,099
Total current assets	369,024	475,631
Property and equipment, net	2,911	5,119
Inventory, non-current	71,375	67,495
Intangible assets, net	54,313	71,673
Other assets, non-current	7,377	9,686
Total assets	$505,000	$629,604

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$21,893	$35,219
Accrued rebates, fees and reserves	163,315	169,645
TSA payables and other accrued liabilities (Note 6)	33,637	—
Accrued compensation	15,756	21,521
Accrued and other current liabilities	60,965	105,386
Total current liabilities	295,566	331,771
Term loans, non-current	36,618	246,481
Convertible notes	227,891	226,888
Lease liabilities, non-current	3,737	5,328
Other liabilities, non-current	29,161	12,561
Total liabilities	592,973	823,029
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at September 30, 2024 and December 31, 2023)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 115,213,407 and 112,215,260 at September 30, 2024 and December 31, 2023, respectively)	12	11
Additional paid-in capital	1,412,587	1,386,312
Accumulated other comprehensive loss	(275)	(248)
Accumulated deficit	(1,500,297)	(1,579,500)
Total stockholders' deficit	(87,973)	(193,425)
Total liabilities and stockholders’ deficit	$505,000	$629,604

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$70,774	$74,568	$212,816	$165,720
Costs and expenses:
Cost of goods sold	20,741	32,703	83,695	74,425
Research and development	21,676	25,647	72,101	83,068
Selling, general and administrative	34,744	48,224	126,441	142,521
Total costs and expenses	77,161	106,574	282,237	300,014
Loss from operations	(6,387)	(32,006)	(69,421)	(134,294)
Interest expense	(5,362)	(10,268)	(21,812)	(29,923)
Gain (loss) on Sale Transactions, net (Note 6)	(1,086)	—	176,646	—
Loss on debt extinguishment	—	—	(12,630)	—
Other income (expense), net	2,084	2,253	6,420	5,598
Income (loss) before income taxes	(10,751)	(40,021)	79,203	(158,619)
Income tax provision	—	(380)	—	(380)
Net income (loss)	$(10,751)	$(39,641)	$79,203	$(158,239)

Net income (loss) per share:
Basic	$(0.09)	$(0.41)	$0.69	$(1.79)
Diluted	$(0.09)	$(0.41)	$0.65	$(1.79)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	115,210,091	97,738,509	114,263,256	88,277,936
Diluted	115,210,091	97,738,509	126,563,551	88,277,936

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(10,751)	$(39,641)	$79,203	$(158,239)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	—	32	(24)	(15)
Foreign currency translation adjustments, net of tax	(3)	—	(3)	(1)
Comprehensive income (loss)	$(10,754)	$(39,609)	$79,176	$(158,255)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	102,875	102,875
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of restricted stock units ("RSUs")	741,213	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,507	—	—	1,507
Taxes paid related to net share settlement of RSUs	(284,275)	—	(745)	—	—	(745)
Stock-based compensation expense	—	—	7,677	—	—	7,677
Other comprehensive loss, net of tax	—	—	—	(24)	—	(24)
Balances at March 31, 2024	113,496,854	11	1,395,042	(272)	(1,476,625)	(81,844)
Net loss	—	—	—	—	(12,921)	(12,921)
Issuance of common stock upon vesting of RSUs	21,583	—	—	—	—	—
Issuance of common stock - partial payout of 2023 bonus in RSUs	1,976,750	1	4,407	—	—	4,408
Offering costs associated with ATM Offering	—	—	(52)	—	—	(52)
Taxes paid related to net share settlement of RSUs	(767,971)	—	(1,711)	—	—	(1,711)
Issuance of common stock under the employee stock purchase plan ("ESPP")	471,439	—	685	—	—	685
Stock-based compensation expense	—	—	7,327	—	—	7,327
Balances at June 30, 2024	115,198,655	12	1,405,698	(272)	(1,489,546)	(84,108)
Net loss	—	—	—	—	(10,751)	(10,751)
Issuance of common stock upon vesting of RSUs	22,915	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(8,163)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	6,899	—	—	6,899
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Balances at September 30, 2024	115,213,407	$12	$1,412,587	$(275)	$(1,500,297)	$(87,973)

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

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income (loss)	$79,203	$(158,239)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,243	2,728
Stock-based compensation expense	21,418	32,312
Impairment of out-license asset and remeasurement of CVR liability, net	6,772	—
Loss on debt extinguishment	12,630	—
Gain on Sale Transactions, net (Note 6)	(176,646)	—
Inventory write-downs, net	2,481	4,369
Other non-cash adjustments, net	(505)	78
Changes in operating assets and liabilities:
Trade receivables, net	93,024	(106,626)
Inventory	(25,499)	(34,941)
Prepaid manufacturing	5,582	4,108
Other prepaid, current and non-current assets	(4,306)	10,702
Accounts payable	(10,280)	24,545
Accrued rebates, fees and reserves	(7,617)	60,602
TSA related operating assets and liabilities, net (Note 6)	2,396	—
Accrued compensation	(1,039)	(8,810)
Accrued and other current and non-current liabilities	(50,905)	7,225
Net cash used in operating activities	(49,048)	(161,947)

Investing activities
Proceeds from maturities of investments in marketable securities	6,200	108,148
Proceeds from sale of investments in marketable securities	8,688	13,282
Cash received from CIMERLI Sale (Note 6)	187,823	—
Cash received from YUSIMRY Sale (Note 6)	40,000	—
Cash and cash equivalents acquired from Surface Acquisition	—	6,997
Milestone based license fee payment to Junshi Biosciences	(12,500)	—
Purchases of investments in marketable securities	—	(19,507)
Other investing activities, net	652	517
Net cash provided by investing activities	230,863	109,437

Financing activities
Proceeds from 2029 Term Loan, net of debt discount & issuance costs	36,979	—
Proceeds from Revenue Purchase and Sale Agreement, net of issuance costs	36,486	—
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	1,455	18,198
Proceeds from issuance of common stock under Public Offering, net of issuance costs	—	53,625
Proceeds from issuance of common stock upon exercise of stock options	291	170
Proceeds from purchase under the employee stock purchase plan	685	1,337
Taxes paid related to net share settlement	(2,466)	(3,261)
Repayment of 2027 Term Loans, premiums and exit fees	(260,387)	—
Other financing activities	(248)	(835)
Net cash (used in) provided by financing activities	(187,205)	69,234

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,390)	16,724
Cash, cash equivalents and restricted cash at beginning of period	103,343	63,987
Cash, cash equivalents and restricted cash at end of period	$97,953	$80,711

Supplemental disclosures of non-cash activities
Non-cash employee bonuses settled in common stock	$4,408	$—
Financing issuance costs in accounts payable	$859	$—

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

The Company launched YUSIMRY (adalimumab-aqvh), a biosimilar to Humira (adalimumab), in the United States in July 2023. On June 26, 2024, the Company entered into an Asset Purchase Agreement (the “YUSIMRY Purchase Agreement”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”). Pursuant to the YUSIMRY Purchase Agreement, the Company completed the sale of its YUSIMRY (adalimumab-aqvh) franchise (the “YUSIMRY Sale”) for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. The Company launched CIMERLI (ranibizumab-eqrn), a biosimilar to Lucentis, in the United States in October 2022. On January 19, 2024, the Company entered into a Purchase and Sale Agreement (the “CIMERLI Purchase Agreement”) with Sandoz Inc. (“Sandoz”). Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC (“Coherus Ophthalmology”), to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (the “CIMERLI Sale” and, together with the YUSIMRY Sale, the “Sale Transactions”). Proceeds from the CIMERLI Sale received in March were used in April 2024 to pay down $175.0 million of the total principal balance of $250.0 million on the Company’s senior secured term loan facility that was entered into January 5, 2022 (as amended on April 7, 2022, February 6, 2023, and February 5, 2024, the “2027 Term Loans”). During the second quarter of 2024, the Company repaid in full all the remaining outstanding indebtedness and terminated all commitments under the 2027 Term Loans, resulting in a $12.6 million loss on debt extinguishment from the 2027 Term Loans (see Note 8. Financial Liabilities).

The Company’s product pipeline comprises the following three product candidates: CHS-1000, an antibody targeting ILT4; casdozokitug (CHS-388, formerly SRF388), an antibody targeting interleukin 27 (“IL-27”); and CHS-114 (formerly SRF114), a highly specific afucosylated immunoglobulin isotype G1 (“IgG1”) antibody targeting CCR8. In addition to the Company’s internally developed portfolio of product candidates, the Company has a product candidate, GSK4381562, which has been exclusively licensed to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as, the estimated effects and uncertainty surrounding the temporary supply interruption relating to the Company’s third-party labeling and packaging CMO for UDENYCA. Accounting estimates and judgments are inherently uncertain and therefore actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, which, in aggregate, represent the amount reported in the condensed consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2024	2023
Cash and cash equivalents	$102,891	$63,547
Restricted cash	452	440
Total cash, cash equivalents and restricted cash	$103,343	$63,987

	September 30,
At end of period:	2024	2023
Cash and cash equivalents	$97,690	$80,259
Restricted cash	263	452
Total cash, cash equivalents and restricted cash	$97,953	$80,711

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2024 and December 31, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Products
UDENYCA	$66,089	$32,967	$159,673	$90,875
CIMERLI	(1,215)	40,037	26,979	72,939
YUSIMRY	(152)	1,360	7,508	1,360
LOQTORZI	5,832	—	11,609	—
Total net product revenue	70,554	74,364	205,769	165,174
Other revenue	220	204	7,047	546
Total net revenue	$70,774	$74,568	$212,816	$165,720

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
McKesson Corporation	45%	44%	41%	38%
Cencora (previously known as AmeriSource-Bergen Corporation)	33%	41%	39%	45%
Cardinal Health, Inc.	21%	13%	18%	15%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior period was $0.3 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current on the accompanying unaudited condensed consolidated balance sheets.

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

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Nine Months Ended September 30, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current period	727,028	150,820	117,299	995,147
Prior period - increase (decrease)	(969)	6,343	(1,010)	4,364
Payments and customer credits issued	(747,070)	(159,737)	(121,332)	(1,028,139)
Balances at September 30, 2024	$52,942	$118,563	$44,752	$216,257

	Nine Months Ended September 30, 2023
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2022	$42,677	$38,713	$19,113	$100,503
Provision related to sales made in:
Current period	387,238	83,009	69,362	539,609
Prior period - increase (decrease)	(1,375)	1,540	4,469	4,634
Payments and customer credits issued	(379,076)	(42,097)	(55,681)	(476,854)

Balances at September 30, 2023	$49,464	$81,165	$37,263	$167,892

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

In connection with the acquisition (the “Surface Acquisition”) of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (see Note 6. Acquisition and Dispositions), the Company recorded contingent consideration liabilities related to CVRs. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liabilities will be met. During the three months ended March 31, 2024, the Company impaired its historical out-licensed partnership program with Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) (NZV930), which resulted in a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero. The remaining CVR liability associated with GSK of $0.5 million and other contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at September 30, 2024.

On May 8, 2024, the Company recognized the Royalty Fee Derivative Liability which was estimated to be $9.2 million in connection with the Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities), which is recorded in accrued and other current liabilities on the condensed consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. At September 30, 2024, the estimated fair value of the Royalty Fee Derivative Liability remained unchanged at $9.2 million.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial liabilities and financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$69,070	$—	$—	$69,070
Total	$69,070	$—	$—	$69,070
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$9,202	$9,202
Contingent consideration	—	—	632	632
Total	$—	$—	$9,834	$9,834

	Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$88,460	$998	$—	$89,458
Marketable debt securities:
U.S. government agency securities	5,195	—	—	5,195
U.S. treasury securities	2,993	—	—	2,993
Commercial paper and corporate notes	—	6,669	—	6,669
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	625	625
Total	$96,648	$7,667	$625	$104,940
Financial Liabilities:
Contingent consideration	$—	$—	$4,472	$4,472

(1)	Cash equivalents consist of money market funds, U.S treasury securities and commercial paper and corporate notes with original maturities of 90 days or less.
(2)	Relates to Optional Stock Purchase Agreement as described in the Company’s 2023 Form 10-K.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	September 30, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$69,070	$—	$—	$69,070
Total	$69,070	$—	$—	$69,070

	December 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$79,484	$—	$—	$79,484
U.S. government agency securities	5,200	—	(5)	5,195
U.S. treasury securities	11,967	2	—	11,969
Commercial paper and corporate notes	7,673	—	(6)	7,667
Total	$104,324	$2	$(11)	$104,315

4.       Inventory

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$13,735	$12,975
Work in process	102,989	82,588
Finished goods	2,291	34,537
Total	$119,015	$130,100

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

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the non-current portion of inventory consisted of raw materials and work in process, as well as a portion of finished goods at December 31, 2023. The following table presents the inventory balance sheet classifications:

	September 30,	December 31,
(in thousands)	2024	2023
Inventory	$47,640	$62,605
Inventory, non-current	71,375	67,495
Total	$119,015	$130,100

Prepaid manufacturing of $10.7 million as of September 30, 2024 includes prepayments of $6.5 million to CMOs for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and prepayments of $4.2 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $23.7 million as of December 31, 2023 included prepayments of $11.1 million to various CMOs for research and development pipeline programs and $12.6 million to CMOs for manufacturing services, of which $6.4 million related to the CIMERLI ophthalmology franchise and $0.5 million related to the YUSIMRY immunology franchise (see Note 6. Acquisition and Dispositions).

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Machinery and equipment	$13,161	$13,124
Computer equipment and software	3,566	3,546
Furniture and fixtures	1,055	1,055
Leasehold improvements	5,751	5,751
Finance lease right of use assets	—	2,294
Total property and equipment	23,533	25,770
Accumulated depreciation and amortization	(20,622)	(20,651)
Property and equipment, net	$2,911	$5,119

Depreciation and amortization expense related to property and equipment, net was $0.4 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the net book value of software implementation costs related to hosting arrangements was $2.3 million and $3.2 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Finite-lived assets, net of accumulated amortization of $2,052 and $639, as of September 30, 2024 and December 31, 2023, respectively	$25,454	$41,871
Indefinite-lived assets - in-process research and development	28,859	28,859
Goodwill	—	943
Total Intangible assets, net	$54,313	$71,673

Amortization expense related to finite-lived intangible assets was $1.2 million and $2.8 million in the three and nine months ended September 30, 2024, respectively, and immaterial for the three and nine months ended September 30, 2023. In connection with the CIMERLI Sale on March 1, 2024, a finite-lived asset, net of $2.1 million and goodwill of $0.9 million were derecognized. In connection with the YUSIMRY Sale on June 26, 2024, a finite-lived asset with a net value of $0.9 million was derecognized.

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

Amortization expense for the remaining finite-lived assets for each of the five succeeding fiscal years is expected to be $2.7 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued commercial and research and development manufacturing	$19,729	$23,470
Accrued co-development costs and milestone payments	12,500	26,812
Accrued royalties	1,199	42,031
Royalty Fee Derivative Liability (Note 8)	9,202	—
Revenue participation liability, current (Note 8)	2,180	—
Accrued other	14,526	7,628
Lease liabilities, current	1,629	2,145
Contingent consideration, current	—	3,300
Total Accrued and other current liabilities	$60,965	$105,386

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Contingent consideration, non-current	$632	$1,172
Deferred tax liability	1,102	1,102
Revenue participation liability, non-current (Note 8)	27,427	—
Other	—	10,287
Total Other liabilities, non-current	$29,161	$12,561

6.      Acquisition and Dispositions

2024 Dispositions

YUSIMRY Sale

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY. In exchange, HKF paid upfront cash consideration of $40.0 million and assumed certain liabilities, including $17.0 million of inventory purchase commitments. During the second quarter of 2024, the Company recognized a net gain on the YUSIMRY Sale of $22.9 million, which included the cash receipts of $40.0 million less net assets transferred to HKF or otherwise derecognized and transaction costs of $1.0 million. At September 30, 2024, unpaid transaction costs totaled $0.8 million. The pretax profit (loss) related to the YUSIMRY immunology franchise prior to the YUSIMRY Sale, which excludes any corporate overhead allocations, was $(0.2) million and $1.3 million during the three and nine months ended September 30, 2024, respectively, and $(2.0) million and $(12.1) million during the three and nine months ended September 30, 2023, respectively.

In connection with the YUSIMRY Sale, the Company and HKF entered into the YUSIMRY TSA, pursuant to which the Company is providing certain business support services on behalf of HKF including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond December 31, 2024. Under the YUSIMRY TSA, the Company is entitled to be reimbursed for its costs which were $0.5 million for the three and nine months ended September 30, 2024. As of September 30, 2024, assets of $3.4 million and liabilities of $3.2 million related to transactions entered into on behalf of HKF in accordance with the YUSIMRY TSA were presented in TSA receivables, net and TSA payables and other accrued liabilities, respectively, in the condensed consolidated balance sheets.

CIMERLI Sale

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. During the first quarter of 2024, the Company recognized a net gain on the CIMERLI Sale of $153.6 million, which includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. As of September 30, 2024, unpaid commitments for retention bonuses totaled $4.7 million. The pretax profit (loss) related to the CIMERLI ophthalmology franchise prior to the CIMERLI Sale, which excludes any corporate overhead allocations, was $(1.2) million and $6.2 million during the three and nine months ended September 30, 2024, respectively, and $6.9 million and $5.7 million during the three and nine months ended September 30, 2023, respectively.

In connection with the CIMERLI Sale, the Company and Sandoz entered into the CIMERLI TSA, pursuant to which the Company is providing certain business support services on behalf of Sandoz including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond December 31, 2024. Under the CIMERLI TSA, the Company is entitled to be reimbursed for its costs and has recorded income of $0.5 million and $1.6 million for the three and nine months ended September 30, 2024 in other income (expense), net in the condensed consolidated statements of operations. As of September 30, 2024, assets related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $27.8 million were presented in TSA receivables, net and liabilities related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $30.4 million were presented in TSA payables and other accrued liabilities in the condensed consolidated balance sheet.

2023 Acquisition

Surface Acquisition

On September 8, 2023 (the “Acquisition Date”), in accordance with an Agreement and Plan of Merger dated June 15, 2023 (the “Merger Agreement”) by and among the Company, Crimson Merger Sub I, Inc. (“Merger Sub I”), Crimson Merger Sub II, LLC (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), and Surface, the Company completed the Surface Acquisition. The Surface Acquisition expanded the Company’s I-O pipeline with the following: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody currently being evaluated in a Phase 2 clinical trial in HCC, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody currently in a Phase 1/2 study as a monotherapy in patients with advanced solid tumors and head and neck squamous cell carcinoma (“HSNSCC”).

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

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine months ended September 30, 2023, as if the Surface Acquisition had occurred on January 1, 2022. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2022, and it is not indicative of what such results would be expected for any future period:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2023
Total revenues	$74,568	$165,720
Net loss	$(49,984)	$(204,922)

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

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. There was no material research and development expense recognized for obligations to Junshi Biosciences for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. Research and development expenses were $3.1 million and $7.7 million for the three and nine months ended September 30, 2023, respectively. In the condensed consolidated balance sheets as of September 30, 2024, the Company has classified $12.5 million in accrued and other current liabilities related to a milestone payment in connection with the 2nd Amendment and $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $1.1 million as of September 30, 2024 and immaterial at December 31, 2023. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Apotex

On June 27, 2024, the Company entered into an exclusive license and distribution agreement (the “Canada License Agreement”) with Apotex, Inc. (“Apotex”), pursuant to which, the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars (“USD”) which has been classified as net revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars (“CAD”) in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Lastly, Apotex agreed to pay the Company a low double-digit percentage of any future net sales of toripalimab in Canada that the Company will subsequently pay to Junshi Biosciences pursuant to the Collaboration Agreement.

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

Royalties due to Bioeq were $38.4 million as of December 31, 2023.

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

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target CD112R, also known as PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed

Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company did not recognize license-related revenue under the GSK Agreement during the three and nine months ended September 30, 2024.

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

8.       Financial Liabilities

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At September 30, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(2,042)	$36,618	$36,618	Level 2*
2026 Convertible Notes	$230,000	$(2,109)	$227,891	$180,550	Level 2**

	At December 31, 2023
Financial Liabilities:
2027 Term Loans	$250,000	$(3,519)	$246,481	$246,481	Level 2*
2026 Convertible Notes	$230,000	$(3,112)	$226,888	$150,155	Level 2**

*	The principal amounts outstanding are subject to variable interest rates based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximate their fair values.
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

The 2029 Term Loan is secured by a lien on substantially all the assets of the Company, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant commencing on the 2029 Term Loan Effective Date, which requires the Company to maintain certain levels of cash and cash equivalents. As of September 30, 2024, the Company was in full compliance with these covenants, and there were no events of default under the 2029 Term Loan.

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

The following table presents the components of interest expense related to the 2029 Term Loan:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Contractual interest	$1,316	$2,074
Amortization of debt discount and debt issuance costs	77	120
Total interest expense	$1,393	$2,194

As of September 30, 2024, the total remaining unamortized debt discount and debt offering costs of $2.0 million will be amortized using the effective interest rate over the remaining term of 4.6 years.

Assuming the third quarter of 2024 interest rate of 13.3%, future payments on the 2029 Term Loan as of September 30, 2024 are as follows:

Year ending December 31, (in thousands)
Remainder of 2024 - interest only	$1,316
2025 - interest only	5,221
2026 - interest only	5,222
2027 - interest only	5,222
2028 and thereafter - principal and interest	45,712
Total minimum payments	62,693
Less amount representing interest	(24,033)
2029 Term Loan, gross	38,660
Less unamortized debt discount and debt issuance costs	(2,042)
Net carrying amount of 2029 Term Loan	$36,618

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into a revenue participation right purchase and sale agreement (the “Revenue Purchase and Sale Agreement”) with Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”). Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price allocated to each product. The Company may also buy-out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of the Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability. Additionally, there was $1.4 million in issuance costs. The Company is amortizing the discount and issuance costs to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. For the three and nine months ended September 30, 2024, interest expense was $2.7 million and $4.4 million, respectively, inclusive of the amortization of discount and issuance costs of $0.5 million and $0.8 million, respectively. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

September 30,
(in thousands)	2024
Revenue participation liability	$39,382
Less unamortized discount and issuance costs	(9,775)
Total	$29,607

Classification on the condensed consolidated balance sheets is as follows:

		September 30,
(in thousands)	Balance Sheet Classification	2024
Revenue participation liability, current	Accrued and other current liabilities	$2,180
Revenue participation liability, non-current	Other liabilities, non-current	27,427
Total		$29,607

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

As a result of the CIMERLI Sale closing, the Company made a partial prepayment of $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans on April 1, 2024. On May 8, 2024, in connection with entering into the 2029 Term Loan and the Revenue Purchase and Sale Agreement, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2027 Term Loans. The May 8, 2024 payoff amount of $79.6 million included principal repayment in full, accrued interest, a 3.0% prepayment premium fee of the principal amount, a make-whole interest payment and lender fees. During the nine months ended September 30, 2024, the Company recorded a $12.6 million loss on debt extinguishment in the condensed consolidated statements of operations for the payoff of the 2027 Term Loans, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest	$—	$8,790	$9,916	$25,404
Amortization of debt discount and debt issuance costs	—	255	1,277	830
Total interest expense	$—	$9,045	$11,193	$26,234

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

As of September 30, 2024, the Company was in full compliance with these covenants and there were no events of default under the 2026 Convertible Notes.

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

The capped call transactions are accounted for as separate transactions from the 2026 Convertible Notes and classified as equity instruments; thus, they are recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The capped calls are not re-measured as long as the conditions for equity classification continue to be met.

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the carrying value of the notes on the condensed consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

If the 2026 Convertible Notes were converted on September 30, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $12.4 million based on the Company’s closing stock price of $1.04 as of September 30, 2024.

The following table presents the components of interest expense related to the 2026 Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Stated coupon interest	$863	$863	$2,588	$2,588
Amortization of debt discount and debt issuance costs	336	329	1,003	982
Total interest expense	$1,199	$1,192	$3,591	$3,570

The remaining unamortized debt discount and debt offering costs related to the 2026 Convertible Notes of $2.1 million as of September 30, 2024 will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of September 30, 2024 are as follows:

Year ending December 31, (in thousands)
Remainder of 2024 - interest only	$1,725
2025 - interest only	3,450
2026 - principal and interest	231,725
Total minimum payments	236,900
Less amount representing interest	(6,900)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(2,109)
Net carrying amount of 2026 Convertible Notes	$227,891

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of September 30, 2024, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2024	$7,293
2025	57,606
2026	1,654
2027	450
Total obligations	$67,003

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees. In connection with the YUSIMRY Sale, HKF assumed $17.0 million in YUSIMRY inventory purchase commitments, of which $17.0 million remained as of September 30, 2024. If HKF were to default on its obligations under the YUSIMRY Purchase Agreement, the Company could become liable to pay any unpaid portion of these purchase commitments.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of September 30, 2024 and December 31, 2023, the Company had an accrual of $6.4 million related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company has an accrual established as of September 30, 2024 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

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

The following table summarizes information regarding settlements under the ATM Offering for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Number of common stock shares sold during the period	—	2,428,311	650,005	3,559,761
Weighted-average price per share	$—	$4.92	$2.44	$5.43
Gross proceeds	$—	$11,938	$1,589	$19,339
Less commissions and fees	—	(298)	(40)	(483)
Net proceeds after commissions and fees	$—	$11,640	$1,549	$18,856

As of September 30, 2024, the Company had approximately $64.9 million of its common stock remaining available for sales under the ATM Offering.

11.       Stock-Based Compensation

In April 2024 and May 2024, the Company granted performance-based stock options to purchase 1,982,500 and 640,000 shares of Company common stock (“PSOs”), respectively, to its Chief Executive Officer and certain other senior executives with performance-based vesting conditions under the 2014 Equity Incentive Award Plan and the Amended and Restated 2014 Equity Incentive Award Plan that have a term of ten years. Vesting is based on the achievement of various commercial, clinical, strategic and total shareholder return performance milestones during specified periods. The fair value of each PSO was estimated on the grant date, using the Black-Scholes model for PSOs tied to commercial, clinical and strategic milestones (the “Performance Condition PSOs”) and a Monte Carlo simulation model for PSOs with total shareholder return vesting criteria (the “Market Condition PSOs”). Expense for the Performance Condition PSOs is recognized over the requisite service period only when the performance condition is considered probable of being achieved and is recognized over the period from the grant date through the time the milestone is expected to be achieved. Expense for the Market Condition PSOs is recognized over the requisite service period. Expense related to PSOs was $0.2 million and $1.0 million during the three and nine months ended September 30, 2024, respectively.

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to options, including PSOs, and restricted stock units granted to employees and nonemployees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold (1)	$282	$174	$834	$535
Research and development	2,092	2,929	6,552	11,760
Selling, general and administrative	4,494	6,850	14,032	20,017
Stock-based compensation expense	$6,868	$9,953	$21,418	$32,312

Stock-based compensation expense capitalized into inventory	$313	$373	$1,107	$697
(1)

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic net income (loss) per share
Numerator:
Net income (loss)	$(10,751)	$(39,641)	$79,203	$(158,239)
Denominator:
Weighted-average common shares outstanding	115,210,091	97,738,509	114,263,256	88,277,936
Basic net income (loss) per share	$(0.09)	$(0.41)	$0.69	$(1.79)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(10,751)	$(39,641)	$79,203	$(158,239)
Add interest expense on convertible notes, net of tax	—	—	3,591	—
Numerator for diluted net income (loss) per share	$(10,751)	$(39,641)	$82,794	$(158,239)
Denominator:
Denominator for basic net income (loss) per share	115,210,091	97,738,509	114,263,256	88,277,936
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	—	—	213,872	—
Restricted stock units	—	—	144,271	—
Shares issuable upon conversion of convertible notes	—	—	11,942,152	—
Denominator for diluted net income (loss) income per share	115,210,091	97,738,509	126,563,551	88,277,936
Diluted net income (loss) per share	$(0.09)	$(0.41)	$0.65	$(1.79)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options, PSOs, including shares subject to ESPP	30,104,147	24,558,893	28,103,519	24,003,706
Restricted stock units	831,401	2,141,403	930,737	2,354,166
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	—	11,942,152
Total	42,877,700	38,642,448	29,034,256	38,300,024

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

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our commercial portfolio includes our first product, UDENYCA, a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”) and LOQTORZI, a novel PD-1 inhibitor. We are developing an innovative immuno-oncology pipeline that we believe will be synergistic with our proven commercial capabilities in oncology.

UDENYCA was launched commercially in the United States in January 2019. The FDA approved the prior approval supplement (“PAS”) for an autoinjector (“AI”) presentation of UDENYCA on March 3, 2023, and on May 22, 2023 we announced the availability of UDENYCA AI for commercial sale. On December 26, 2023, we announced that the FDA approved the PAS for our third pegfilgrastim presentation, the UDENYCA on-body injector (“ONBODY”). UDENYCA ONBODY™ became commercially available in the first quarter of 2024.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024. In addition, LOQTORZI is planned to be further evaluated in multiple clinical studies by us and our partners.

We also have a pipeline of earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating agents. Our lead clinical stage product candidate is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). We plan to initiate a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024.

Our second clinical-stage product candidate, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). We are enrolling patients with advanced solid tumors and head and neck squamous cell carcinoma (“HNSCC”) in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643).

We also have an early-stage development candidate, CHS-1000, an antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our investigational new drug application (“IND”) for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and is proceeding to the first-in-human clinical study subject to further evaluation in our portfolio prioritization process.

In addition, we have a product candidate, GSK4381562, which is exclusively licensed to GSK. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates actually receive from the product candidate licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs which expires in September 2033.

We have an experienced and robust oncology market access, sales, key account management and medical affairs capability in the United States, which have supported the successful commercialization of UDENYCA across its three FDA-approved presentations as well as the commercial launch of LOQTORZI. We expect to further leverage these capabilities as we continue to build and launch our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries.

Business Update

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption. The CMO recently informed us that production will resume later in the week of November 4, 2024. Based on the production schedule, a significant number of units are projected to be completed without further interruption or delay by the end of 2024. We expect to restock the distribution channels as fast as possible, as we expect to ship final product lots as they are completed, making sure they get to customers in an expedited fashion.

We have also made significant progress in our efforts to diversify our labeling and packaging resources. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization. Although we currently believe that our estimates for the timing of UDENYCA commercial supply availability from our two labeling and packaging CMOs are reasonable, any delays from third parties would result in delays to UDENYCA commercial supply availability.

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

LOQTORZI is planned to be further evaluated in multiple clinical studies by us and our partners. Junshi Biosciences is currently enrolling in a multiregional phase 3 clinical study evaluating the treatment of LOQTORZI with their investigational anti-BLTA antibody in limited-stage small cell lung cancer (“LS-SCLC”) (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute (“CRI”) plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group (“CCTG”). On June 27, 2024, we entered into the Canada License Agreement with Apotex, pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in two on-going clinical studies, a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877) and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). We plan to initiate a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024.
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors and HNSCC in North America in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643).
●	CHS-1000 is an early-stage development candidate antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and is proceeding to the first-in-human clinical study subject to further evaluation in our portfolio prioritization process.

●	In addition, we also own GSK4381562, which is exclusively licensed to GSK. GSK4381562 is an antibody targeting CD112R, also known as PVRIG, an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 is designed to block the interaction of CD112R with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. We will pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from the product candidate licensed to GSK during the ten-year period following the entry into the CVR Agreement to the holders of the CVRs which expires in September 2033.

Immunology – Sold to HKF pursuant to the YUSIMRY Sale

●	YUSIMRY (adalimumab-aqvh), a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023.

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

Ophthalmology – Sold to Sandoz pursuant to the CIMERLI Sale

●	CIMERLI (ranibizumab-eqrn), a Lucentis biosimilar, was approved by the FDA on August 2, 2022 for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization and we launched CIMERLI commercially in the United States on October 3, 2022.

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We obtained the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to a 20% royalty on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of September 30, 2024, we have accrued a $12.5 million milestone payment to Junshi Biosciences, which is expected to be paid in the first quarter of 2025, as well as $1.1 million for our royalty obligation. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in October 2022. We stopped receiving revenue from CIMERLI sales on March 1, 2024 in connection with the CIMERLI Sale. We stopped receiving revenue from YUSIMRY sales on June 26, 2024 in connection with the YUSIMRY Sale. On June 27, 2024, Apotex paid us an upfront payment of $6.3 million which has been classified as net revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2024 pursuant to the terms of the Canada License Agreement. Our total net revenues were $70.8 million and $74.6 million during the three months ended September 30, 2024 and 2023, respectively, and $212.8 million and $165.7 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness, our Revenue Purchase and Sale Agreement, and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Gain (loss) on Sale Transactions, net

Gain (loss) on Sale Transactions, net consists of cash proceeds received from the CIMERLI Sale, net of assets sold (primarily CIMERLI product inventory and prepaid manufacturing assets), assets derecognized (goodwill and intangible assets), net of related transaction costs, retention bonuses and stock-based compensation expense incurred, and the YUSIMRY Sale, net of assets sold (primarily YUSIMRY product inventory and prepaid manufacturing assets), assets and liabilities derecognized (primarily purchase commitments and an intangible asset), and related transaction costs.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Net revenue	$70,774	$74,568	$(3,794)	$212,816	$165,720	$47,096

The decrease in net revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the sale of the YUSIMRY immunology franchise and the CIMERLI ophthalmology franchise which contributed a combined $41.4 million of net revenue in the third quarter of 2023 and were disposed of prior to the third quarter 2024, partially offset by an increase in UDENYCA net revenue of $33.1 million compared to the same period in 2023 due to the launch of additional presentations and increased market share, and $5.8 million in net sales of LOQTORZI, which launched in December 2023.

The increase in net revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by an increase in UDENYCA net revenue of $68.8 million due to additional presentations and increased market share, partially offset by a decline in UDENYCA’s average net selling price per unit. Additionally, sales of LOQTORZI, which launched in December 2023, and YUSIMRY, which launched in July 2023, contributed $11.6 million and $6.1 million of additional net revenue, respectively, during the nine months ended September 30, 2024 compared to the same period in the prior year. The nine months ended September 30, 2024 also included $6.3 million for the sale of rights to commercialize toripalimab within Canada on June 27, 2024. These favorable factors were partially offset by the sale of the CIMERLI ophthalmology franchise which contributed $46.0 million less net revenue during the nine months ended September 30, 2024 compared to the same period in 2023. Our net revenue and market penetration may continue to be adversely impacted by pricing trends and competitive dynamics in the overall pegfilgrastim market.

We expect net revenue in the fourth quarter of 2024 to be significantly less than the third quarter of 2024 because of the impact of the temporary UDENYCA supply interruption driven by over-commitments and capacity constraints at our third-party CMO for packaging and labeling leading to channel supply of UDENYCA becoming substantially depleted after our announcement about the temporary UDENYCA supply interruption on September 13, 2024 and sales not becoming able to commence until we resume shipping UDENYCA, which we expect to do as final product lots are completed.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Cost of goods sold	$20,741	$32,703	$(11,962)	$83,695	$74,425	$9,270
Gross margin	71%	56%		61%	55%

The decrease in cost of goods sold for the three months ended September 30, 2024 compared to the same period in the prior year was primarily due to $24.1 million of costs in the third quarter of 2023 related to CIMERLI and YUSIMRY which were divested during the first half of 2024 and a $1.6 million reduction in the royalty payable to Amgen on UDENYCA net product revenue that expired on July 1, 2024. These decreases were partially offset by a $9.7 million increase in product costs driven primarily by increased UDENYCA volume, a $1.1 million increase in LOQTORZI royalties, and due to the sale in the third quarter of 2023 of certain UDENYCA units having no carrying value following our third quarter of 2022 write-down and a total original cost of $2.4 million.

The increase in cost of goods sold for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to a $27.8 million increase related to volumes driven by UDENYCA and LOQTORZI, $4.5 million in connection with a CMO contract change, and $2.5 million in LOQTORZI royalties. These increases were partially offset by non-recurring costs of $24.1 million related to products divested during the first half of 2024 mentioned above and $3.0 million in contract modification fees in the first quarter of 2023 with one of our manufacturers for reducing the number of UDENYCA batches to be produced.

We expect COGS for the fourth quarter of 2024 to be significantly less than the third quarter of 2024 because of the impact of the temporary UDENYCA supply interruption driven by over-commitments and capacity constraints at our third-party CMO for packaging and labeling to channel supply of UDENYCA becoming substantially depleted after our announcement about the temporary UDENYCA supply interruption on September 13, 2024 and sales not becoming able to commence until we resume shipping UDENYCA, which we expect to do as final product lots are completed.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$21,676	$25,647	$(3,971)	$72,101	$83,068	$(10,967)

The decrease in research and development expense in the three months ended September 30, 2024 compared to the prior period was primarily due to the following:

●	a decrease of $5.8 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023 and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $2.7 million for fewer expenditures during the quarter for the development of CHS-1000;
●	a decrease of $1.2 million in costs related to YUSIMRY; and
●	a decrease of $1.1 million in personnel and stock-based compensation expense primarily due to fewer employees.

The decrease was partially offset by the following:

●	an increase of $4.7 million for the development of casdozokitug; and
●	an increase of $1.5 million for the development of CHS-114.

The decrease in research and development expense in the nine months ended September 30, 2024 compared to the prior period was primarily due to the following:

●	a decrease of $13.1 million in personnel and stock-based compensation expense primarily due to a decrease in headcount, inclusive of $3.6 million in restructuring charges from our reduction in force in the first quarter of 2023;
●	a decrease of $6.4 million in YUSIMRY costs primarily due to discontinuation of a study in the first quarter of 2023 and overall lower spend related to YUSIMRY;

●	a decrease of $3.8 million for fewer expenditures during the period for the development of CHS-1000; and
●	a decrease of $2.7 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023 and the termination of the TIGIT Program announced in January 2024.

The decrease was partially offset by the following:

●	an increase of $10.7 million for the development of casdozokitug; and
●	an increase of $5.0 million for the development of CHS-114.

We expect our research and development expense in 2024 to be lower than 2023 due to the estimated impacts of our cost containment initiatives and the termination of the TIGIT Program in January 2024. We expect these decreases to be partially offset by expenditures on our pipeline.

Selling, General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Selling, general and administrative	$34,744	$48,224	$(13,480)	$126,441	$142,521	$(16,080)

The decrease in selling, general and administrative expense in the three months ended September 30, 2024 was primarily due to a reduction of $5.2 million in professional service fees; a lower average headcount, including reductions of $4.5 million in employee and consultant costs and $2.4 million in stock-based compensation; and a reduction of $1.2 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure for our products.

The decrease in selling, general and administrative expense in the nine months ended September 30, 2024 was primarily due to a lower average headcount, including reductions of $12.6 million in employee and consultant costs and $6.0 million in stock-based compensation; a $4.5 million decrease related to the non-recurring Surface acquisition costs incurred during the nine months ended September 2023; and a reduction of $1.2 million in travel costs. These decreases were partially offset by the $6.8 million net impairment charge relating to the write-off of the net carrying value of the intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero.

Excluding the potential impact of any acquisitions or business development transactions that have not been consummated, we expect our selling, general and administrative expense for 2024 to be lower than 2023 primarily as a result of the Sale Transactions, reduced headcount and decreased commercial costs.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$5,362	$10,268	$(4,906)	$21,812	$29,923	$(8,111)

The decrease in interest expense in the three and nine months ended September 30, 2024 was primarily due to prepaying $175.0 million of the principal amount due under the 2027 Term Loans on April 1, 2024 and prepaying the remaining $75.0 million principal amount on May 8, 2024, partially offset by interest on the $38.7 million 2029 Term Loan and the Revenue Purchase and Sale Agreement, both commencing May 8, 2024.

Primarily, as a result of fully repaying the $250.0 million principal amount of the 2027 Term Loans during the second quarter of 2024, we expect interest expense to be lower in 2024 compared to 2023.

Gain (loss) on Sale Transactions, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Gain (loss) on Sale Transactions, net	$(1,086)	$—	$(1,086)	$176,646	$—	$176,646

The Gain (loss) on Sale Transactions, net for the nine months ended September 30, 2024 includes the first quarter CIMERLI Sale and second quarter YUSIMRY Sale. The net gain of $153.8 million on the CIMERLI Sale includes the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. The net gain of $22.9 million on the YUSIMRY Sale to HFK includes the cash receipts of $40.0 million less assets transferred to HKF, assets and liabilities derecognized, and transaction costs of $1.0 million.

Loss on Debt Extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Loss on debt extinguishment	$—	$—	$—	$12,630	$—	$12,630

The $12.6 million loss on debt extinguishment in the nine months ended September 30, 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Other income (expense), net	$2,084	$2,253	$(169)	$6,420	$5,598	$822

Other income (expense), net in the three months ended September 30, 2024 was comparable to the three months ended September 30, 2023. Other income (expense), net in the nine months ended September 30, 2024 changed favorably compared to the same period in the prior year primarily due to an increase in TSA income of $2.1 million and an increase in foreign exchange gains of $1.1 million, partially offset by a reduction of $1.3 million in investment and interest income.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Financial assets
Total Cash, cash equivalents and marketable securities	$97,690	$117,748

Financial liabilities:
2029 Term Loan	$36,618	$—
Revenue Purchase and Sale Agreement	29,607	—
2027 Term Loans	—	246,481
2026 Convertible Notes	227,891	226,888
Total Financial liabilities	$294,116	$473,369

We have generated significant operating losses in all years since our inception other than $79.2 million of net income in the nine months ended September 30, 2024, primarily due to the Sale Transactions in March 2024 and June 2024, $132.2 million in 2020, and $89.8 million in 2019. We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption. The CMO recently informed us that production will resume later in the week of November 4, 2024. Based on the production schedule, a significant number of units are projected to be completed without further interruption or delay by the end of 2024. We expect to restock the distribution channels as fast as possible, as we expect to ship final product lots as they are completed, making sure they get to customers in an expedited fashion. We have also made significant progress in our efforts to diversify our labeling and packaging resources. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization. Although we currently believe that our estimates for the timing of UDENYCA commercial supply availability from our two labeling and packaging CMOs are reasonable, any delays from third parties would result in delays to UDENYCA commercial supply availability. For a discussion of risks related to manufacturing our products and our reliance on third parties, please see “Risk Factors— Risks Related to Manufacturing and Supply Chain” and “Risk Factors—Risks Related to Reliance on Third Parties.”

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

On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. We received proceeds of $37.5 million by selling to the Purchaser Group a right to receive payment in full of 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year, commencing May 8, 2024. The proceeds were used by us as part of the full repayment of all outstanding indebtedness and terminated all commitments under the 2027 Term Loans.

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

On November 8, 2022, we entered into the Sales Agreement related to the ATM Offering pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock. On May 15, 2023, pursuant to an Amendment No. 1 to Sales Agreement and in connection with the Public Offering, we reduced the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $86.2 million, lowering the aggregate offering price under the Agreement from $150.0 million to $63.8 million. On September 11, 2023, pursuant to an Amendment No. 2 to Sales Agreement, we increased the amount of shares that could be issued and sold pursuant to its ATM Offering with TD Cowen by $28.7 million, increasing the aggregate offering price under the Sales Agreement from $63.8 million to $92.5 million. No shares were sold during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we sold 650,005 shares of common stock pursuant to the ATM Offering, at a weighted-average price per share of $2.44 for gross proceeds of $1.6 million and received net proceeds of $1.5 million, net of $0.1 million of commissions and fees. For the ATM Offering program to date as of September 30, 2024, we sold 5,126,650 shares of common stock at a weighted-average price per share of $5.39 for gross proceeds of $27.6 million and received net proceeds of $26.9 million, net of $0.7 million of commissions and fees. As of September 30, 2024, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering. The ability to elect to sell shares of our common stock in the ATM Offering from time to time adds to our financial flexibility.

As of September 30, 2024, we had an accumulated deficit of $1.5 billion and cash and cash equivalents of $97.7 million. We believe that our available cash and cash equivalents, cash collected from product sales, divestitures, ATM Offering and Public Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and products;
●	the timing for our packaging and labeling CMO to resume manufacturing and to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the timing for us to receive FDA authorization to produce UDENYCA product at our additional packaging and labeling CMO’s facility and the timing for our additional packaging and labeling CMO to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the percentage of customers that continue to purchase our products and that do not switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the extent to which we divest, acquire or invest in businesses, products or technologies;
●	the impact of general economic conditions on our business, including but not limited to increased interest rates and high inflation; and
●	the costs of the impact from any future outbreaks of the COVID-19 pandemic or future pandemics.

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

Revenue Purchase and Sale Agreement

On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement. Under the terms of the Revenue Purchase and Sale Agreement, in exchange for the Purchaser Group’s payment to us of $37.5 million, we sold to the Purchaser Group a right to receive payment in full of 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year, commencing on May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and we no longer have the obligation to pay the Purchaser Group Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price. We may also buy-out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by us as part of the full repayment of the 2027 Term Loans.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

2026 Convertible Notes

As of September 30, 2024, the carrying amount of our $230.0 million aggregate principal amount convertible senior subordinated notes due 2026 was $227.9 million. The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2026, unless earlier repurchased or converted at the option of holders. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of our common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. The 2026 Convertible Notes are not redeemable at our election before maturity. If the 2026 Convertible Notes were converted on September 30, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $12.4 million based on our closing stock price of $1.04 as of September 30, 2024.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of September 30, 2024, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of September 30, 2024:

Counterparty	Description	Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab	Casdozokitug	$13.0 million
Vaccinex	CHS-114	$15.0 million
(1)	$290.0 million relates to sales milestones and $65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials, excluding the $25.0 million milestone payment to Junshi Biosciences, of which we paid $12.5 million in the second quarter of 2024 and expect to pay $12.5 million in the first quarter of 2025.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments can be in the form of cash, stock or a combination of cash and stock. The CVR liability associated with GSK and contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at September 30, 2024. For further details, see Note 6. Acquisition and Dispositions in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of September 30, 2024 were $67.0 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. In connection with the YUSIMRY Sale, HKF assumed $17.0 million in YUSIMRY inventory purchase commitments, of which, $17.0 million remained as of September 30, 2024. If HKF were to default on its obligations under the YUSIMRY Purchase Agreement, we could become liable to pay any unpaid portion of these purchase commitments.

There have been no significant changes to our leases during the nine months ended September 30, 2024, as compared to the discussion in the 2023 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(49,048)	$(161,947)
Net cash provided by investing activities	230,863	109,437
Net cash (used in) provided by financing activities	(187,205)	69,234
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,390)	$16,724

Net cash used in operating activities

Cash used in operating activities of $49.0 million for the nine months ended September 30, 2024 was primarily due to net income of $79.2 million adjusted for non-cash items including stock-based compensation expense of $21.4 million, loss on debt extinguishment of $12.6 million, impairment of out-license asset net of CVR liability remeasurement of $6.8 million, other non-cash adjustments of $6.2 million, and changes in our operating assets and liabilities of $1.4 million, partially offset by the net gain on Sale Transactions of $176.6 million.

Cash used in operating activities of $161.9 million for the nine months ended September 30, 2023 was primarily due to the net loss of $158.2 million adjusted for non-cash items including stock-based compensation expense of $32.3 million and other non-cash adjustments of $7.2 million, partially offset by the changes in our operating assets and liabilities of $43.2 million.

Net cash provided by investing activities

Cash provided by investing activities of $230.9 million for the nine months ended September 30, 2024 was primarily due to cash proceeds of $187.8 million from the CIMERLI Sale, cash proceeds of $40.0 million from the YUSIMRY Sale, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by a $12.5 million milestone payment in connection with the 2nd Amendment with Junshi Biosciences.

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

Net cash (used in) provided by financing activities

Cash used in financing activities of $187.2 million for the nine months ended September 30, 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which is presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.0 million of proceeds on the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million in proceeds from the ATM Offering, net of issuance costs.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2024, as compared to the critical accounting estimates described in our 2023 Form 10-K, except for the Revenue Purchase and Sale Agreement described below. We believe that the critical accounting estimates discussed in the 2023 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $97.7 million. A portion of our cash equivalents, which are in money market funds, may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash equivalents are primarily short-term in duration, we believe that our exposure to interest rate risk on these investments is not significant and a 1% movement in market rate interest rates would not have a significant impact on the total value of our portfolio.

We are also subject to credit risk from trade receivables related to product sales, and we monitor the credit worthiness of customers that are granted credit in the normal course of business. In general, there is no requirement for collateral from customers. We have not experienced significant losses with respect to the collection of trade receivables.

We are exposed to interest rate risk with respect to variable rate debt. As of September 30, 2024, we had $38.7 million principal outstanding on our 2029 Term Loan that accrues interest at 8.0% per annum, plus the three-month SOFR, with a floor of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate during the fourth quarter of 2024 will be 12.60%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $0.4 million increase in the annual interest expense that we pay.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and are being marketed, with multiple products that are not approved and still in development.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.

●	Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar product faces significant competition from the reference product and from other biosimilar products or pharmaceuticals approved for the same indication as the originator product. LOQTORZI faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, is developed or if the market for the originator product significantly declines, sales of our biosimilar product may suffer.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires significant judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Risk Factors

Investing in the common stock of a biopharmaceutical company, including one with significant international partnerships and multiple products in development, is a highly speculative undertaking and involves a substantial degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect any one or more of our businesses, our financial condition, our results of operations or our prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and are being marketed, with multiple products that are not approved and still in development.

With the exception of generating net income of $79.2 million in the nine months ended September 30, 2024, $132.2 million in 2020 and $89.8 million in 2019, we incurred a net loss of $10.8 million in the quarter ended September 30, 2024 and incurred net losses in each year from our inception in September 2010 through December 31, 2023. It is uncertain that we will be profitable in future periods as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of September 30, 2024, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For UDENYCA and LOQTORZI which are launched products, and if we obtain regulatory approval to market any other product candidates, our future revenue will depend upon the size of the markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not be profitable.

Our expenses will increase substantially if and as we:

●	establish a sales, marketing and distribution infrastructure to commercialize any of our product candidates for which we may obtain marketing approval;
●	make upfront, milestone, royalty or other payments under any license agreements;

●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire or develop other product candidates or products that may be complementary to our products;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation, and Inter Partes Review (“IPR”) proceedings with originator companies or others that may hold patents;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

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

As of September 30, 2024, our cash, cash equivalents and marketable securities were $97.7 million. We expect that our existing cash and cash equivalents, investments and cash collected from our product sales will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our products;
●	our ability to resolve supply interruptions for the supply of our products, such as the ongoing temporary

UDENYCA supply interruption that we announced on September 13, 2024;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and products;
●	the timing for our packaging and labeling CMO to resume manufacturing and to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the timing for us to receive FDA authorization to produce UDENYCA product at our additional packaging and labeling CMO’s facility and the timing for our additional packaging and labeling CMO to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the percentage of customers that continue to purchase our products and that do not switch to products made by our competitors;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of conversion in common shares or repayment in cash of our convertible debt, the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

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

We are a biopharmaceutical company with a limited operating history in an emerging regulatory environment of biosimilar and immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments or funding for development from some of our collaboration and license agreements, our only approved products are UDENYCA and LOQTORZI which are approved for commercialization in the United States, and we have no products approved in any other territories.

One of the steps necessary for us to generate meaningful revenue is for us, alone or with strategic collaboration partners, to successfully market and sell our products, and to complete the development of, and obtain the regulatory approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	CHS-1000;
●	casdozokitug;
●	CHS-114; and
●	toripalimab in non-NPC indications.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medical Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of biosimilar or immuno-oncology competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from originators and other biosimilar or immuno-oncology companies (including competition from large pharmaceutical companies entering the biosimilar market or possessing large established positions in the immuno-oncology market that may be able to gain advantages in the sale of biosimilar or immuno-oncology products based on brand recognition or existing relationships with customers and payers) and whether we own (or have partnered with companies owning) the commercial rights for that territory. If the market for our products and product candidates (or our share of that market) is not as significant as we expect, the price of our products is not what we project, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our products, our business may suffer.

The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our product LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	for our immuno-oncology product candidates, our ability to compete in a competitive immuno-oncology market that may differ from the biosimilar market;

●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns or affect reimbursement;
●	relative convenience, ease of administration and any real or perceived benefit from administration at home as opposed to in the clinic;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our products or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our products and product candidates, if approved;
●	the price at which we sell our products;
●	the potential impact of the IRA on the pharmaceutical industry and the market for biosimilars;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shut-downs, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has periodically shut down and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if further global health concerns emerge, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

UDENYCA faces competition in the United States from Amgen, Biocon Biologics Inc. (“Biocon”), Sandoz International GmbH (“Sandoz”), Pfizer, Spectrum Pharmaceuticals, Inc. (“Spectrum”), Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”).

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

Many of our competitors have substantially greater financial, technical and other resources, including larger research and development, marketing and manufacturing organizations. Additionally, mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our products; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Our competitors may have products that are easier to administer than our products, which could adversely affect our results. Biosimilar or immuno-oncology product candidates developed by our competitors may render our potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

If other competitors to toripalimab (in indications besides NPC), casdozokitug, CHS-1000 and CHS-114 are approved and successfully commercialized before toripalimab (in indications besides NPC), casdozokitug, CHS-1000 and CHS-114, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other competitors to toripalimab (in indications besides NPC), casdozokitug, CHS-1000 and CHS-114 are successfully commercialized before toripalimab (in indications besides NPC), casdozokitug, CHS-1000 and CHS-114, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

As of September 30, 2024, we had 235 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time and as we experience turnover, we may need to hire additional people in the future. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these hiring activities. We may not be able to effectively manage during a period of employee turnover, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our turnover, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Reliance on Third Parties

We rely on third parties, and in some cases a single third party, to manufacture nonclinical, clinical and commercial drug supplies of our products and product candidates and to store critical components of our products and product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of products and product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers to manufacture and supply us with our product candidates for our preclinical and clinical studies as well as to maintain commercial supplies of our product candidates. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. Moreover, the availability of contract manufacturing services for protein-based therapeutics is highly variable and there are periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we will plan accordingly and generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption. The CMO recently informed us that production will resume later in the week of November 4, 2024. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization.  The length of the temporary UDENYCA supply interruption will depend on the number of future manufacturing slots scheduled by the CMOs and whether future manufacturing slots are successfully completed on schedule or at all. Although we believe that the steps that we have taken will help to lessen the impact of the temporary UDENYCA supply interruption, this manufacturing depends on third parties and we cannot make any assurances about the timing of the resolution of the issue. Similar circumstances could arise in the future that could result in supply disruption to our products and product candidates. Supply disruptions like this will have an adverse impact on our financial statements and reputation.

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

Moreover, any disputes with our licensees and collaboration partners could substantially divert the attention of our senior management from other business activities and may require us to incur substantial costs associated with litigation or arbitration proceedings. If we cannot maintain successful license and collaboration arrangements, our business, financial condition and operating results may be adversely affected.

There are risks and uncertainties associated with the CIMERLI TSA and YUSIMRY TSA, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

In connection with the CIMERLI Sale, we and Sandoz entered into the CIMERLI TSA pursuant to which we will provide certain business support services to Sandoz for a defined period not expected to extend beyond December 31, 2024. In connection with the YUSIMRY Sale, we and HKF entered into the YUSIMRY TSA pursuant to which we will provide certain business support services to HKF for a defined period not expected to extend beyond December 31, 2024. There are a number of risks and uncertainties associated with the CIMERLI TSA and YUSIMRY TSA, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price, including, among other things:

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

The process of manufacturing our products and product candidates is complex, highly regulated and subject to several risks, including but not limited to:

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

We have experienced reduced production yields, product defects and other supply disruptions. For example, we have experienced failures with respect to the manufacturing of certain lots of each of our products and product candidates resulting in delays prior to our taking corrective action. Additionally, if microbial, viral or other contaminations are discovered in our products or product candidates or in the manufacturing facilities in which our products or product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption. The CMO recently informed us that production will resume later in the week of November 4, 2024. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization. Although we currently believe that our estimates for the timing of UDENYCA commercial supply availability from our two labeling and packaging CMOs are reasonable, any delays from third parties would result in delays to UDENYCA commercial supply availability. The length of the temporary UDENYCA supply interruption will depend on the number of future manufacturing slots scheduled by the CMOs and whether future manufacturing slots are successfully completed on schedule or at all.

We currently engage single suppliers for manufacture, clinical trial services, formulation development and product testing of our product candidates. The loss of any of these suppliers or vendors could materially and adversely affect our business.

For our products and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of these products, such as manufacture of the biological substance present in each of the products, manufacture of the final filled and finished presentation of these products, as well as laboratory testing, formulation development and clinical testing of these products. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot make any assurances that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additional delays or cost increases could occur due to the direct or indirect effects of the COVID-19 pandemic and the ongoing conflict in Ukraine. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our products and product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

For example, on September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption. The CMO recently informed us that production will resume later in the week of November 4, 2024. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization. Although we currently believe that our estimates for the timing of UDENYCA commercial supply availability from our two labeling and packaging CMOs are reasonable, any delays from third parties would result in delays to UDENYCA commercial supply availability. Sales of UDENYCA provided 93.4% of our net revenue in the three months ended September 30, 2024.  The UDENYCA supply interruption will have a material adverse impact on our business, reputation and financial results based on the current expected time period until we can restore product availability and if the UDENYCA supply interruption takes longer than currently expected to resolve, the adverse impact is expected to greatly increase.

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

The regulatory authorities also may, at any time following approval of a product for sale, inspect, audit or initiate an RRA of the manufacturing facilities of our collaboration partners and third-party contractors. If any such inspection, audit or RRA identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection, audit or RRA, we or the relevant regulatory authority may require remedial measures that may be costly or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Additionally, if a manufacturer cannot meet the supply demand, supply from an alternative manufacturer would require the submission of a BLA/NDA supplement or MAA Variation (or equivalent foreign regulatory filing) which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. For example, there is currently a temporary UDENYCA supply interruption. An additional final packaging and labeling CMO has already started production testing and is expected to start manufacturing saleable product by the end of 2024. Commercial supply from that CMO is expected to commence in the first quarter of 2025, subject to FDA authorization. The length of the temporary UDENYCA supply interruption will depend on the number of future manufacturing slots scheduled by the CMOs and whether future manufacturing slots are successfully completed on schedule or at all. Although we believe that the steps that we have taken will help to lessen the impact of the temporary UDENYCA supply interruption, this manufacturing depends on third parties and we cannot make any assurances about the timing of the resolution of the issue.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers or other elements to assure safe use;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

There may also be patent applications that have been filed but not published and if such applications issue as patents, they could be asserted against us. For example, in most cases, a patent filed today would not become known to industry participants for at least 18 months given patent rules applicable in most jurisdictions, which do not require publication of patent applications until 18 months after filing. Moreover, some United States patents may issue without any prior publication in cases where the patent applicant does not also make a foreign filing. We may also face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. In addition, coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving that a patent is invalid or unenforceable is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also, in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available or Supplementary Protection Certificates in the E.U. states and Switzerland seeking to extend certain patent protection, which, if approved, may interfere with or delay the launch of one or more of our products.

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

We may discover that competitors are infringing our issued patents. Expensive and time-consuming litigation may be required to abate such infringement. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone involved in the prosecution of the patent withheld relevant or material information related to the patentability of the invention from the USPTO or made a misleading statement during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but we will continue to market UDENYCA and began paying a mid-single digit royalty to Amgen for five years starting on July 1, 2019 until July 1, 2024.

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

We invest substantial efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have two approved products: UDENYCA and LOQTORZI.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an original BLA, an NDA, a Section 351(k) BLA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 or Article 10(4) of Directive 2001/83/EC in the EEA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;
●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
●	the FDA may determine that the population studied in the clinical program may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval, or that conclusions of clinical trials conducted in a single country or region outside the United States may not be generalizable to the patient population in the United States;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s good clinical practices requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating, importing, exporting or distributing sufficient stable quantities of our product candidates and originator products for use in clinical studies or the inability to do any of the foregoing.

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

Other regions, including Canada, Japan and South Korea, also have their own legislation outlining a regulatory pathway for the approval of biosimilars. In some cases, other countries have either adopted European guidance (Singapore and Malaysia) or are following guidance issued by the World Health Organization (Cuba and Brazil). While there is overlap in the regulatory requirements across regions, there are also some areas of non-overlap. Additionally, we cannot predict whether countries that we may wish to market in which do not yet have an established or tested regulatory framework could decide to issue regulations or guidance or adopt a more conservative viewpoint than other regions. Therefore, it is possible that even if we obtain agreement from one health authority to an accelerated or optimized development plan, we will need to defer to the most conservative view to ensure global harmonization of the development plan. Also, for regions where regulatory authorities do not yet have sufficient experience in the review and approval of a biosimilar product, these authorities may rely on the approval from another region (e.g., the United States or the E.U.), which could delay our approval in that region. Finally, it is possible that some countries will not approve a biosimilar without clinical data from their population or may require that the biosimilar product be manufactured within their region, or some countries may require both.

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

We are marketing LOQTORZI and UDENYCA in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox / Laboratorio Gador S.A. for the commercialization of a biosimilar version of pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our products in the United States and may seek to partner commercially all products outside the United States, such as our Canada License Agreement with Apotex in Canada for LOQTORZI.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of ASP, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot make any assurances that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $0.97 to $38.10 per share during the period from November 6, 2014 through September 30, 2024 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2024, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 32.4% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of September 30, 2024, there were 115,213,407 million shares of common stock outstanding.

In addition, as of September 30, 2024, approximately 37.6 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. Certain of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2023. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation (“FDIC”) and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $97.7 million of cash, cash equivalents and marketable securities as of September 30, 2024 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our pipeline candidates and thereby cause significant market entry delay, defeat our ability to market our products or cause us to abandon development or commercialization of a molecule.

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

While our biosimilar business is based primarily on the timing of our biosimilar product launches to occur after the expiration of relevant patents and on avoiding infringing valid and enforceable rights of third parties, we have filed a number of patent applications seeking patents that cover various proprietary elements of our product candidates when we have believed securing such patents may afford a competitive advantage. Our patent portfolio includes pending patent applications and issued patents, in the United States and globally, covering our biosimilar product and methods of making it. We cannot guarantee that our proprietary technologies will avoid infringement of third-party patents. Moreover, because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications would cover the products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our products will avoid infringement of third-party patents.

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter ended September 30, 2024. A total of 8,163 shares were surrendered to us in the third quarter of 2024, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

COHERUS BIOSCIENCES, INC.

Date: November 6, 2024	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)