Form 10-K
period 2024-12-31
Coherus BioSciences, Inc.
filed 2025-03-17
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 28, 2024 (which was the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $170.6 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of February 28, 2025 was 115,896,849.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I

ITEM 1.	Business	3

ITEM 1A.	Risk Factors	24

ITEM 1B.	Unresolved Staff Comments	71

ITEM 1C.	Cybersecurity	71

ITEM 2.	Properties	73

ITEM 3.	Legal Proceedings	73

ITEM 4.	Mine Safety Disclosures	73

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	73

ITEM 6.	[Reserved]	74

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	88

ITEM 8.	Financial Statements and Supplementary Data	90

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	136

ITEM 9A.	Controls and Procedures	136

ITEM 9B.	Other Information	140

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	140

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	140

ITEM 11.	Executive Compensation	140

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	140

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	140

ITEM 14.	Principal Accounting Fees and Services	140

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	141

ITEM 16.	Form 10-K Summary	141

	Signatures	146

UDENYCA® and LOQTORZI®, whether or not appearing in large print or with the trademark symbol, are trademarks of Coherus, its affiliates, related companies or its licensors or joint venture partners, unless otherwise noted. Trademarks and trade names of other companies appearing in this Annual Report on Form 10-K are, to the knowledge of Coherus, the property of their respective owners.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our products;
●	our expectations regarding our ability to develop and commercialize our product candidates;
●	our expectations regarding the satisfaction of the conditions to the closing of the sale of our UDENYCA franchise, expected timing for the closing to occur; expected uses of proceeds received at the closing and our expected post-closing operations;
●	our ability to maintain regulatory approval for our products and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to manufacture our product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of these products for commercial supply;
●	our reliance on third-party contract manufacturers to supply our product candidates and products for us;
●	our expectations about the timing for our additional packaging and labeling CMO to commence commercial supply of UDENYCA;
●	our expectations regarding the potential market size and the size of the patient populations for our products and product candidates, if approved for commercial use;
●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;
●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;
●	the implementation of strategic plans for our business, products and product candidates;
●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
●	our expectations about the number of our employees who may transfer to Accord BioPharma, Inc.;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our products and product candidates;

●	the cost, timing and outcomes of litigation involving our products and product candidates;
●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;
●	the benefits of the use of our products and product candidates;
●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;
●	the rate and degree of market acceptance of our current or any future products product candidates;
●	our ability to compete with companies currently producing competitor products, including Neulasta and other biosimilar products made by other companies;
●	developments and projections relating to our competitors, our market opportunity and our industry; and
●	the potential impact of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our commercial portfolio includes our first product, UDENYCA® (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting granulocyte-colony stimulating factor (“G-CSF”) and LOQTORZI® (toripalimab-tpzi), a novel next-generation programmed death receptor-1 (“PD-1”) inhibitor. We are developing an innovative immuno-oncology pipeline that we expect to bring forward new potential indications for LOQTORZI in the U.S. and the development of new product candidates.

UDENYCA was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY® in February 2024. On December 2, 2024, we and Intas Pharmaceuticals Ltd. (“Intas”), entered into an Asset Purchase Agreement (the “UDENYCA Purchase Agreement”), pursuant to which, and upon the terms and subject to the conditions thereof, we have agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). As consideration for the UDENYCA Sale, Intas has agreed to pay us $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory (the “Inventory Target”), subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target (the “Closing Consideration”). Intas has designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. In addition, the Company is also eligible to receive two additional payments of $37.5 million each (the “Earnout Payments,” together with the Closing Consideration, the “Consideration”), provided that certain minimum UDENYCA net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) thresholds are met during specified periods after the closing of the UDENYCA Sale. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025. We expect to use proceeds from the UDENYCA Sale (a) to fully repay our outstanding $230.0 million in aggregate principal amount of 1.5% Convertible Senior Subordinated Notes due 2026 (the “2026 Convertible Notes”) and (b) to pay $47.7 million, assuming a closing late in the first quarter or early in the second quarter of 2025, to buy out the right to receive royalties on net sales of UDENYCA in accordance with our Revenue Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”) with Coduet Royalty Holdings, LLC and each buyer named in an annex thereto (collectively, the “Purchaser Group”), dated May 8, 2024. In addition, we will use the proceeds for working capital and general corporate purposes, in connection with our continued business.

On October 27, 2023, we announced that LOQTORZI was approved by the U.S. Food and Drug Administration (“FDA”) in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC"), and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) that is currently the only immune checkpoint inhibitor approved by the FDA for the treatment of these indications. We announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us, Junshi Biosciences and our biopharma partners.

Our pipeline is comprised of earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer agents. Our lead clinical stage product candidate is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). We initiated a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024 (clinicaltrials.gov identifier# NCT06679985).

Our second clinical-stage product candidate, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). We are enrolling patients with advanced solid tumors and head and neck squamous cell carcinoma (“HNSCC”) in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We plan to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643) and to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144), each in the first quarter of 2025.

We also have an early-stage development candidate, CHS-1000, an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our investigational new drug application (“IND”) for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in our portfolio prioritization process.

In addition, we have a product candidate, GSK4381562, which is exclusively licensed to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”). Through September 2033, we have an obligation to pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from GSK4381562 to the holders of contingent value rights (“CVRs”).

We have a depth of scientific expertise, an experienced and robust manufacturing know-how and oncology clinical, regulatory, market access, sales, key account management and medical affairs capabilities in the United States, which has supported the commercialization of LOQTORZI. We expect to further leverage these capabilities as we continue to advance our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries.

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, we have agreed to divest the UDENYCA Business to Intas. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

On December 11, 2023 we announced that the National Comprehensive Cancer Network (“NCCN”) updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a postmarketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier NCT06457503). Junshi Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in limited-stage small cell lung cancer (“LS-SCLC”) (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute (“CRI”) plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its

Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group (“CCTG”). On June 27, 2024, we entered into an exclusive license and distribution agreement (the “Canada License Agreement”) with Apotex, Inc. (“Apotex”), pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877), a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861) and a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).
●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors and HNSCC in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We plan to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643) and to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144), each in the first quarter of 2025.
●	CHS-1000 is an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in our portfolio prioritization process.
●	In addition, we have a product candidate, GSK4381562, which is exclusively licensed to GSK. GSK4381562 is an investigational antibody targeting CD112R (“PVRIG”), an inhibitory protein expressed on natural killer (“NK”) and T cells. GSK4381562 is designed to block the interaction of PVRIG with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. Through September 2033, we have an obligation to pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from GSK4381562 to the holders of CVRs.

Immunology – Sold to Hong Kong King-Friend Industrial Company Ltd. (“HKF”) pursuant to the sale of our YUSIMRY franchise (the “YUSIMRY Sale”)

●	YUSIMRY (adalimumab-aqvh), a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to tumor necrosis factor (“TNF”). YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023.

On June 26, 2024, we entered into an Asset Purchase Agreement (the “YUSIMRY Purchase Agreement”) with HKF, and we completed the sale of our YUSIMRY franchise for upfront, cash consideration of $40.0 million and the assumption of $17.0 million of inventory purchase commitments by HKF. We retained the rights to certain patents that were licensed to Pfizer

Inc. (“Pfizer”) under the License and Settlement Agreement, dated as of October 21, 2019, between us and Pfizer (the “Pfizer License Agreement”).

Ophthalmology – Sold to Sandoz Inc. (“Sandoz”) pursuant to the sale of our CIMERLI ophthalmology franchise (the “CIMERLI Sale” and, together with the YUSIMRY Sale, the “Sale Transactions”)

●	CIMERLI (ranibizumab-eqrn), a Lucentis biosimilar, was approved by the FDA on August 2, 2022 for the treatment of neovascular (wet) age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema, diabetic retinopathy, and myopic choroidal neovascularization and we launched CIMERLI commercially in the United States on October 3, 2022.

On January 19, 2024, we entered into a Purchase and Sale Agreement (the “CIMERLI Purchase Agreement”) by and between us and Sandoz. Pursuant to the terms and subject to the conditions set forth in the CIMERLI Purchase Agreement, on March 1, 2024, we completed the divestiture of our CIMERLI ophthalmology franchise through the sale of our subsidiary, Coherus Ophthalmology LLC (“Coherus Ophthalmology”), to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

Oncology Franchise Market Opportunity

LOQTORZI Opportunity

According to Clarivate/Decision Resource Group, the HNSCC therapy market was expected to increase 10.6% annually over the 2023-2033 forecast period. In 2023, sales of HNSCC therapies in the major pharmaceutical markets under study (United States, France, Germany, Italy, Spain, United Kingdom, and Japan) totaled $1.4 billion, and sales were expected to increase to almost $4.8 billion in 2033. Fueling this growth is the label expansion of pembrolizumab in the locoregionally advanced setting, and the expected approval of four new therapies.

PD-1 inhibitors are expected by the Clarivate/Decision Resource Group to be the sales-leading drug class in 2033, garnering major-market sales of over $1.4 billion, and we expect these agents to be approved for both non-nasopharyngeal and nasopharyngeal drug-treatable patient populations. By the end of 2033, we expect them to be prescribed mostly in the large and commercially lucrative locoregionally advanced and recurrent or metastatic first-line setting.

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

LOQTORZI is a novel next-generation PD-1 monoclonal antibody that blocks PD-1 ligands PD-L1 and PD-L2 with high potency at a unique site on the PD-1 receptor, enabling the immune system to activate and kill the tumor.

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

On December 11, 2023 we announced that NCCN updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

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

UDENYCA Biosimilar

We initiated United States sales of UDENYCA in January 2019, and in 2024 we recorded UDENYCA net product sales of $206.0 million. UDENYCA is currently approved by the FDA in three presentations: pre-filled syringe (“PFS”), autoinjector (“AI”) and UDENYCA ONBODY.

On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, we have agreed to divest the UDENYCA Business to Intas. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.

Sales and Marketing

Our strategy, following the closing of the UDENYCA Sale, is to focus our research, development and commercial resources on our innovative immuno-oncology portfolio in combination with our commercial product LOQTORZI.

Following the FDA approval of LOQTORZI for NPC, the commercial launch commenced in January 2024 with our existing Oncology commercial and medical affairs teams. As the UDENYCA transaction process unfolds, we plan to focus on maintaining business continuity for both our UDENYCA and LOQTORZI customers and ensure patients continue to access our products without disruption.  Post-UDENYCA Sale, we will maintain a more focused commercial team fully enabled to continue momentum of our LOQTORZI launch and to maximize the commercial opportunity for LOQTORZI along with meeting the requirements of the transition services agreement that we are required to enter into with Intas (the “UDENYCA TSA”).

Our overarching strategy with LOQTORZI is to establish a new standard of care for eligible patients with NPC and our execution plan is anchored on three growth drivers: accelerating new patient share through strong healthcare professional and patient identification, ensuring LOQTORZI messaging is delivered at the time of treatment decision, and optimizing the duration of LOQTORZI treatment.

After the closing of the UDENYCA Sale, we will maintain an experienced sales force for LOQTORZI. An experienced set of Sales and Marketing personnel will transfer to Accord. We will maintain a focused set of field facing sales representatives and strategic account managers to support LOQTORZI and work directly with the largest accounts including group purchasing organizations, integrated delivery networks, and large clinic customers.

We have an experienced market access and patient services team that will continue to support LOQTORZI and a set of personnel will also transfer to Accord to ensure the continued success of UDENYCA. This team is responsible for negotiating payer coverage with national and regional health plans and pension benefit managers (via a team of National Account Directors), servicing account specific questions regarding the billing, coding and reimbursement of our products (via a team of Field Reimbursement Managers), and managing our Coherus Solutions patient services hub which provides product specific coverage, reimbursement and co-pay support for patients and providers.

For a discussion of risks related to sales and marketing, please see “Risk Factors—Risks Related to Launch and Commercialization of our Products and our Product Candidates.”

Scientific, Clinical and Regulatory

The Company has a depth of scientific, oncology clinical and regulatory expertise in the United States, which has supported the commercialization of LOQTORZI. The Company expects to further leverage these capabilities as it continues to advance its immuno-oncology franchise.

Manufacturing

We have entered into agreements with several contract manufacturing organizations (“CMOs”) for the manufacture and clinical drug supply of our commercial products and product candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024.

We have made significant progress in our efforts to diversify our labeling and packaging resources. An additional final packaging and labeling CMO started production testing and manufacturing saleable product. Commercial supply from that CMO is expected to commence late in the first quarter or early in the second quarter of 2025, subject to FDA authorization. For a discussion of risks related to manufacturing our products and our reliance on third parties, please see “Risk Factors— Risks Related to Manufacturing and Supply Chain” and “Risk Factors—Risks Related to Reliance on Third Parties.”

Competition

While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources. We operate in a highly competitive environment. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies commercializing and developing immuno-oncology and biosimilar products that would compete with our products and the product candidates in our pipeline.

LOQTORZI faces a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, although not in NPC, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Co., Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer, Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

UDENYCA faces competition in the United States from Amgen, Biocon Biologics Inc. (“Biocon”), Sandoz International GmbH, Pfizer, Spectrum Pharmaceuticals, Inc. (“Spectrum”), Amneal Pharmaceuticals, Inc. (“Amneal”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”).

Casdozokitug is in development and is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27.

CHS-114 is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by BMS, Gilead Sciences, Inc. / Jounce Therapeutics, Inc., Shionogi Inc., AbbVie Inc. (“AbbVie”), Bayer AG, F. Hoffmann-La Roche Ltd, Amgen Inc. (“Amgen”), LaNova Medicines Ltd. and Nanjing Immunophage Biotech Co., Ltd.

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

Collaboration and License Agreements

Distribution Agreement with Orox Pharmaceuticals B.V. (“Orox”) / Laboratorio Gador S.A. (“Gador”)

In December 2012, we entered into a distribution agreement with Orox / Gador, for the commercialization of biosimilar versions of our internally developed biosimilars. Under this agreement, we granted to Orox / Gador an exclusive license to commercialize UDENYCA in Latin America, except Brazil and Argentina, and YUSIMRY (which we sold in 2024) and CHS-0214 (which we discontinued development in 2020) in Latin America, except Brazil. Under this agreement, Orox / Gador has an option, exercisable within a defined time period, to obtain an exclusive license to commercialize certain additional biosimilar products in the same field and territory. We are obligated to manufacture and supply licensed products to Orox / Gador.

We are obligated to develop licensed products and achieve regulatory approval for such products outside of the Caribbean and Latin American countries covered by the agreement by specified dates in order to support Orox / Gador’s activities under the agreement in its licensed territory. We are eligible to receive from Orox / Gador a share of gross profits in the low twenty percent range from the sale of licensed products, on a product-by-product basis.

Our agreement with Orox / Gador will expire on a product-by-product and country-by-country basis ten years after regulatory approval of such product in such country, subject to automatic three-year extensions unless Orox notifies us in writing at least 18 months in advance of the date upon which the term would otherwise expire that it does not wish to extend the term for such product in such country. Either party may terminate the agreement for material breach by the other party that is not cured within a specified time period. Orox / Gador may terminate the agreement for convenience on a product-by-product basis at any time upon 12-months prior written notice. Each party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement immediately upon written notice to Orox / Gador if Orox / Gador challenges the licensed patents or commits a breach of specified provisions of the agreement.

Upon the closing of the UDENYCA Sale, all rights and benefits under our agreement with Orox / Gador will be assigned, conveyed, transferred and delivered to Intas.

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We obtained the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which $12.5 million was paid as of December 31, 2024 and another $12.5 million was paid in January 2025, and a royalty in the low twenty percent range on net sales of LOQTORZI. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of December 31, 2023, we accrued a $25.0 million milestone payment to Junshi Biosciences, of which we paid $12.5 million in the second quarter of 2024 and $12.5 million in January of 2025. The accrued royalty obligation to Junshi Biosciences was $1.5 million as of December 31, 2024 and immaterial at December 31, 2023. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Adimab Development and Option Agreement

In October 2018, Surface Oncology, Inc. (“Surface”), which we acquired in September 2023, and Adimab LLC (“Adimab”), entered into an amended and restated development and option agreement, (as amended by the amendments dated as of December 16, 2020, June 1, 2022 and July 18, 2022, the “A&R Adimab Agreement”), which amended and restated the development and option agreement with Adimab dated July 2014, as amended, (the “Original Adimab Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, we will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, provided access to additional antibodies and expanded our right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

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

GSK Out-licensing Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide us with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. We are eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, we may receive up to $485.0 million in sales milestone payments. We are also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, we may not receive any milestone payments or any royalty payments under the GSK Agreement. We have not recognized license-related revenue under the GSK Agreement to date.

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

Human clinical trials for novel drugs and biologics are typically conducted in three sequential phases that may overlap or be combined.

●	Phase 1—The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, optimal dosage, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2—Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks and to preliminarily evaluate the efficacy of the product for specific targeted diseases.
●	Phase 3—Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

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

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational drug or biologic. For example, the fast track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, with regard to a fast track product candidate, the FDA may consider for review sections of the NDA or original BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or original BLA, the FDA agrees to accept sections of the NDA or original BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or original BLA.

A product candidate can also receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Separately, an NDA or original BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of a NDA or original BLA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs and original BLAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Specifically, drugs and biologics intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials, and may require that such confirmatory trials be underway prior to granting accelerated approval. Drugs or biologics receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications –including full NDAs or BLAs–  to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the disease or condition for which the orphan product has exclusivity, or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active ingredient of the product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of UDENYCA and LOQTORZI and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. A significant portion of our sales are subject to substantial discounts to list price, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. Decreases in third-party reimbursement for UDENYCA and LOQTORZI or other products for which we receive regulatory approval or a decision by a third-party payer to not cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

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

Healthcare Reform, including the Inflation Reduction Act of 2022 (the “IRA”)

The United States federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry, including legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing. Most significantly, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar.

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

Human Capital Management

As of December 31, 2023, we had 306 full-time and part-time employees. In addition to our 35 former employees who transferred to Sandoz in connection with the closing of the CIMERLI Sale, on March 11, 2024 we committed to a plan to reduce our workforce (the “Plan”) by approximately 26 employees effective March 18, 2024 to focus resources on strategic priorities including the research, development and commercialization of innovative cancer treatments and the commercialization of our portfolio of FDA-approved oncology products. The Plan was completed in 2024.

As of December 31, 2024, we had 228 full-time and part-time employees. All were located in the United States and none of our employees were represented by a labor union. We have not experienced any work stoppages and believe we have good relations with our employees and contractors. Our guiding principles are anchored on the goals of being able to recruit, incentivize, retain and integrate talented employees who can develop, implement, and drive long-term value creation strategies.

Pursuant to the UDENYCA Purchase Agreement, approximately 50 of our employees are expected to transfer employment to Accord, with the transfer of employment effective at the closing of the UDENYCA Sale, which we expect to occur late in the first quarter or early in the second quarter of 2025. None of our executive officers are expected to transfer to Intas.

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

We also offer competitive benefits to our employees, including paid vacation and holidays, family leave, disability insurance, life insurance, healthcare, dental and vision coverage, dependent care flexible spending accounts, a 401(k) plan with a company match, and an Employee Stock Purchase Plan. Additionally, we offer an Employee Assistance Program that includes professional support for employees to balance the stress of personal and professional demands.

Inclusion and Diversity

People are a critical component of our efforts to drive growth and deliver value for stockholders. One of the ways we have put people at the center of our business is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves. We believe that having a truly diverse workplace helps our company to achieve the best results, including by valuing diversity in terms of gender, ethnicity, nationality, disability status, veteran status and other factors. We donate to non-profit organizations such as Life Science Cares, an organization focused on eliminating the impact of poverty on our neighbors. Our Chief Executive Officer also serves on the Board of Advisors of Life Science Cares.

Health and Safety

We are committed to a safe workplace for our employees and have implemented health and safety management processes, including training and awareness, into our operations. In response to the COVID-19 pandemic, we implemented additional safety measures for the protection of our employees, including work-from-home measures for applicable employees and additional cleaning and protective measures. We have an incident reporting plan to respond to injuries and emergencies on an ongoing basis to protect our employees and comply with all Occupational Safety and Health Administration requirements.

Training, Development and Engagement

Through our online learning platform, we deliver a variety of required learning modules, including those modules tied to our Code of Business Conduct, cybersecurity, unlawful harassment, workplace violence prevention and anti-corruption policies, which are completed periodically by all team members. We also have Performance Management, Leadership and Interview Training programs for our managers. We have a highly collaborative, engaging company environment.

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

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at https://www.coherus.com free of charge. We also periodically release and publicize press releases to the public that are also available on our website’s section entitled “News” which we use as a recognized channel of distribution for our investors and other people interested in our company. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well at https://www.coherus.com. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors (“Board”). Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable law.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, one of which we have agreed to sell, and with multiple products that are not approved and still in development.
●	The commercial success of our existing products or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our products and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our biosimilar product faces significant competition from the reference product and from other biosimilar products or pharmaceuticals approved for the same indication as the originator products. LOQTORZI faces significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	If an improved version of an originator product, such as Neulasta, is developed or if the market for the originator product significantly declines, sales of our biosimilar product may suffer.
●	Healthcare reform measures, including the IRA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our products, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our products or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only two products that have been approved and marketed, one of which we have agreed to sell, and with multiple products that are not approved and still in development.

With the exception of generating net income of $28.5 million, $132.2 million and $89.8 million in 2024, 2020 and 2019, respectively, we incurred net losses in each year from our inception in September 2010 through December 31, 2024, including net losses of $237.9 million and $291.8 million in 2023 and 2022, respectively. It is uncertain that we will be profitable in future periods, particularly if the UDENYCA Sale is consummated, as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current products or any other products that may receive regulatory approval. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of December 31, 2024, we had an accumulated deficit of $1.6 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and commercial expenses for LOQTORZI, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. The recent launch of this product and future work to advance our other product candidates through clinical development in combination with toripalimab will be expensive and could result in us continuing to experience future net losses.

For UDENYCA and LOQTORZI, which are launched products, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current products gain regulatory approval and are commercialized, we may not remain profitable.

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

In addition, the UDENYCA Sale may make it more difficult or make it take more time for us to become profitable at any point in the future. UDENYCA is our largest product that contributes significantly more revenue to our business than LOQTORZI currently. LOQTORZI may not increase its revenue contribution to our business as quickly as we project or at all and for our clinical trials for our product candidates may be delayed, may be unsuccessful or may take more time and expense to complete than we currently anticipate. The inherent risk involved in divesting a major business could make it difficult for us to replace the revenue lost by selling UDENYCA or by becoming profitable in the future.

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

As of December 31, 2024, our cash, cash equivalents and marketable securities were $126.0 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale (assuming it is consummated) will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our products.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to consummate the UDENYCA Sale;
●	our ability to continue to successfully commercialize our products;
●	our ability to maintain continuity for the supply of our products;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies, of our product candidates and any products that we may develop;
●	prior to the consummation of the UDENYCA Sale, the timing for us to receive FDA authorization to produce UDENYCA product at our additional packaging and labeling CMO’s facility and the timing for our additional packaging and labeling CMO to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	if not otherwise resolved with proceeds from the UDENYCA Sale, the timing of conversion in common shares or repayment in cash of our convertible debt, or the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales from time to time through our sales agreement dated November 8, 2022 (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) pursuant to which we may issue and sell from time to time up to $150.0 million of our common stock, including the common stock already sold, through or to TD Cowen as our sales agent or principal in an at-the-market offering (“ATM Offering”), may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the loan agreement (the “2029 Loan Agreement”), dated as of May 8, 2024 (the “2029 Term Loan Effective Date”), by and among us, Ankura Trust Company, LLC, as administrative agent (in such capacity, the “Agent”), and the lenders signatory thereto (collectively, the “2029 Lenders”) governing the senior secured term loan facility of up to $38.7 million (the “2029 Term Loan”) we entered into on the 2029 Term Loan Effective Date, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize all three UDENYCA product presentations and LOQTORZI;
●	competing against numerous current and future pegfilgrastim products with significant market share;
●	healthcare providers, payers, and patients adopting our products and product candidates once approved and launched;
●	our ability to procure and commercialize our biosimilar product;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our products;
●	obtaining market acceptance of our products and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our products and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our products and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes of IPR petitions that we have filed, or may in the future file, against third parties.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our products and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our product LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	for our immuno-oncology product candidates, our ability to compete in a competitive immuno-oncology market that may differ from the biosimilar market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	relative convenience, ease of administration and any real or perceived benefit from administration at home as opposed to in the clinic;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;

●	publicity concerning our products or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our products and product candidates, if approved;
●	the price at which we sell our products;
●	the potential impact of the IRA on the pharmaceutical industry and the market for our products;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other biosimilar and immuno-oncology products and product candidates. Further, continued market acceptance of UDENYCA (prior to the UDENYCA Sale) and LOQTORZI, and any future product candidates that may be approved, depends on our efforts to educate the medical community and third-party payers on the benefits of our products and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical entities. Given the resource disparity, our outreach may have little success or may never be successful. If our products or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, original BLA submitted under Section 351(a) of the PHSA, Section 351(k) BLA or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or further global health concerns emerge, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

LOQTORZI entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, although not in NPC, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck, Opdivo® (nivolumab) from BMS, Tecentriq® (atezolizumab) from Genentech, Imfinzi® (durvalumab) from AstraZeneca, Bavencio® (avelumab) from EMD Serono Inc. and Pfizer, Libtayo® (cemiplimab-rwlc) from Regeneron, Jemperli (dostarlimab-gxly) from GlaxoSmithKline and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.). As the only immunotherapy approved by the FDA for the treatment of NPC, we believe LOQTORZI addresses a potentially high unmet need.

UDENYCA faces competition in the United States from Amgen, Biocon, Sandoz, Pfizer, Spectrum, Amneal and Fresenius.

Casdozokitug is in development and is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27.

CHS-114 is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead/Jounce, Shionogi, AbbVie, Bayer, F. Hoffmann-La Roche Ltd, Amgen, LaNova and Immunophage;

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

Our products and our product candidates, if approved, could face price competition from other products or biosimilars of the same reference product for the same indication. This price competition could exceed our capacity to respond, detrimentally affecting our market share and revenue as well as adversely affecting the overall financial health and attractiveness of the market for the biosimilar.

Competitors in the biosimilar market have the ability to compete on price through pharmacy benefit managers, payers and their third-party administrators, integrated delivery networks and hospitals who exert downward pricing pressure on our product offerings. It is possible our biosimilar competitors’ compliance with price discounting demands in exchange for market share or volume requirements could exceed our capacity to respond in kind and reduce market prices beyond our expectations. There could be similar price competition in the immuno-oncology market that could adversely affect our results in the future. Such practices may limit our ability to increase market share and may also impact profitability.

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

If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug, CHS-1000 and CHS-114 are approved and successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug, CHS-1000 and CHS-114, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug, CHS-1000 and CHS-114 are successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug, CHS-1000 and CHS-114, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

Our development of novel biologic product candidates, such as casdozokitug, CHS-1000 and CHS-114, subjects us to additional risks relating to biosimilar competition. In particular, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

We believe that LOQTORZI does, and any of our product candidates approved under an original BLA should, qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel. The majority of our outstanding options have exercise prices that are above our current stock price. See the tables describing our outstanding stock options in Note 12. Stock-Based Compensation and Employee Benefits to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2024. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may experience difficulties in managing changes in our number of employees, particularly due to employees departing due to divestitures, reductions in force and turnover, which could disrupt our operations.

As of December 31, 2024, we had 228 full-time and part-time employees, which represented a decrease of 78 full-time and part-time employees since December 31, 2023. As our development and commercialization plans and strategies develop and evolve from time to time we face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the potential employee transfers to Accord in the UDENYCA Sale, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our products and product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our products and product candidates on a clinical or commercial scale. We rely on third-party manufacturers to manufacture and supply us with our products and product candidates for our preclinical and clinical studies as well as to maintain commercial supplies of our products. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. Moreover, the availability of contract manufacturing services for protein-based therapeutics is highly variable and there are periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we will plan accordingly and generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024. The Company announced in January 2025 that due to strong demand in Q4 2024 and into Q1 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025. The temporary UDENYCA supply interruption had a significant impact on our business, relationships with customers and affected the negotiations with potential counterparties in the UDENYCA Sale. Similar circumstances to the temporary UDENYCA supply interruption could arise in the future, which would have an adverse impact on our financial statements and reputation.

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

We are dependent on Junshi Biosciences and Orox / Gador for the commercialization of our product candidates in certain markets and we intend to seek additional commercialization partners for major markets, and the failure to commercialize in those markets could have a material adverse effect on our business and operating results.

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

Risks Related to the UDENYCA Sale and our future operations following the UDENYCA Sale

The announcement and pendency of the UDENYCA Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the UDENYCA Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. In addition, pending the completion of the UDENYCA Sale, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters during the pendency of the UDENYCA Sale.

The closing of the UDENYCA Sale is subject to multiple conditions beyond our control. Failure to complete the UDENYCA Sale could materially and adversely affect our future business, results of operations, financial condition and stock price.

The closing of the UDENYCA Sale is subject to the satisfaction or waiver of various conditions, including FDA authorization of commercial supply from our additional packaging and labeling CMO for UDENYCA. We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the UDENYCA Sale, or in the event the UDENYCA Sale is not completed or is delayed for any other reason, we and investors in our common stock may be harmed. If we are unable to satisfy the closing conditions in Intas’ favor or if other mutual closing conditions are not satisfied, Intas will not be obligated to complete the UDENYCA Sale. In the event that the UDENYCA Sale is not completed, the announcement of the termination of the UDENYCA Purchase Agreement may adversely affect the trading price of our common stock, our business and operations or our relationships with our employees. Any delay in completing the UDENYCA Sale may significantly reduce the benefits that we expect to achieve if we successfully complete the UDENYCA Sale within the expected timeframe.

The UDENYCA Purchase Agreement limits our ability to pursue alternatives to the UDENYCA Sale.

The UDENYCA Purchase Agreement contains customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties for the UDENYCA Business and to provide information to, and participate and engage in discussions or negotiations with, third parties regarding any alternative acquisition proposals. These restrictions are subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate or engage in discussions or negotiations with and afford access to, third parties with respect to an acquisition proposal if our Board determines in good faith (after consultation with its financial advisor and outside legal counsel) that such alternative acquisition proposal either constitutes a superior proposal or would be reasonably likely to result in a superior proposal, and our Board determines in good faith (after consultation with its outside legal counsel) that the failure to take such actions would be inconsistent with its fiduciary duties pursuant to applicable law.

There is no guarantee that we will receive either of the Earnout Payments under the UDENYCA Purchase Agreement.

A portion of the Consideration potentially payable to us under the UDENYCA Purchase Agreement is in the form of two Earnout Payments of $37.5 million each. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters within the first five full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters within the first seven full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $350 million. However, there is no guarantee that we will receive either of the Earnout Payments, and we may not receive more than the Closing Consideration for selling the UDENYCA Business. If we do not receive the Earnout Payments the total consideration paid to us for the sale of UDENYCA will be significantly lower, which could be harmful to our future financial position.

Our stockholders should not assume that they will receive any of the proceeds of the UDENYCA Sale.

The proceeds from the UDENYCA Sale will be paid directly to us and not to our stockholders. We intend to use substantially all of the proceeds to pay off certain financial liabilities and for working capital and general corporate purposes in connection with its continued business which is focused on the research, development and commercialization of innovative immunotherapies to treat cancer and the development of an innovative immuno-oncology pipeline. We have never declared or paid any cash dividends on our common stock and the Board does not currently expect to declare a special dividend of any UDENYCA Sale proceeds to our stockholders.

We have incurred and will continue to incur significant expenses in connection with the UDENYCA Sale, regardless of whether the UDENYCA Sale is completed.

We have incurred and expect to continue to incur significant expenses related to the UDENYCA Sale. These expenses are substantial and include, but are not limited to, financial advisory and opinion fees and expenses, legal fees and expenses, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses have already been incurred by us and will be payable by us regardless of whether the UDENYCA Sale is completed.

Immediately following the UDENYCA Sale, we will be a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer.

Upon the closing of the UDENYCA Sale, we will no longer operate the UDENYCA Business, other than certain transition activities for a temporary period of time to transition the UDENYCA Business to Intas pursuant to the UDENYCA TSA, and will be focused on the research, development and commercialization of innovative immunotherapies to treat cancer and the commercialization of LOQTORZI for the treatment of NPC patients in the U.S. We expect to continue to generate revenue by sales of our commercial product LOQTORZI and otherwise expect to devote substantial resources to our research, development and commercialization efforts for our pipeline product candidates. However, there is no guarantee that these efforts will ever result in any meaningful revenue for us, and revenue generated from these immunotherapies alone or in combination with revenue generated by LOQTORZI may never equal or surpass revenue generated by the UDENYCA Business. If our stock price decreases after the closing of the UDENYCA Sale because our revenue is lower than when we operated the UDENYCA Business or for other reasons it could result in the delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business and prospects.

We have discretion in the use of the proceeds from the UDENYCA Sale and our choices about the use of proceeds may not be effective.

If the UDENYCA Sale is consummated, we will receive the Closing Consideration proceeds from the UDENYCA Sale. We announced that we plan to use a portion of the proceeds of the UDENYCA Sale to pay off the $230 million in aggregate principal amount of convertible notes due April 2026 and to buy out the right to receive royalties on net sales of UDENYCA, which is expected to be $47.7 million, assuming a close late in the first quarter or early in the second quarter of 2025, in accordance with the Revenue Purchase and Sale Agreement. We plan to use the remainder for working capital and general corporate purposes, in connection with our continued business, which is focused on the research, development and commercialization of innovative immunotherapies to treat cancer and the development of an innovative immuno-oncology pipeline and the commercialization of LOQTORZI for the treatment of NPC patients in the U.S. We will have broad discretion in the application of the proceeds from the UDENYCA Sale and our planned use of proceeds described above may not improve our results of operations or enhance the value of our common stock. If our planned use of proceeds is not effective it could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest the proceeds in a manner that does not produce income or that loses value. Although our Board will evaluate various alternatives regarding the use of the proceeds from the UDENYCA Sale, it has made no decision with respect to the specific use of proceeds other than as described above and has not committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

There are risks and uncertainties associated with the transition services agreement that will be entered into between us and Intas at or before the date of the closing of the UDENYCA Sale, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

In connection with the UDENYCA Sale, we are required to enter into the UDENYCA TSA pursuant to which we expect to be required to provide certain business support services to Intas for a defined transition period of time. There are a number of risks and uncertainties associated with the UDENYCA TSA, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price, including, among other things:

●	the need to expend our management and employee time and attention on the UDENYCA TSA that could be spent on other areas of our business;
●	the need to provide significant support services under the UDENYCA TSA on behalf of Intas, such as logistics, payments, accounting, finance, commercial, regulatory and manufacturing support;
●	the exposure to the financial status of Intas for any payments due to us under the UDENYCA TSA, which may be significant; and
●	potential unanticipated costs to us under the UDENYCA TSA.

Risks Related to Manufacturing and Supply Chain

We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our products. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our products and product candidates could substantially increase our costs and limit supply for our products and product candidates.

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error;
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced, and potentially exacerbated by climate change; and
●	disruption of supply chains for critical and specialized raw materials, delays in regulatory inspections of manufacturing and testing facilities, and reduced manufacturing capacities created by global events such as the COVID-19 pandemic and the ongoing conflicts in Ukraine and the Middle East.

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

Any adverse developments affecting manufacturing operations for our products and product candidates, including due to sudden or long-term changes in weather patterns or conflicts in particular geographic areas, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our products and product candidates. We also need to make a determination of excess or obsolete inventory that requires judgment and includes consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others. Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our products include those that are outside of our control such as the actions taken by competitors and customers, the direct or indirect effects of the COVID-19 pandemic, and other factors.

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

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024. The Company announced in January 2025 that due to strong demand in Q4 2024 and into Q1 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025. The temporary UDENYCA supply interruption had a significant impact on our business, relationships with customers and affected the negotiations with potential counterparties in the UDENYCA Sale. Similar circumstances to the temporary UDENYCA supply interruption could arise in the future, which would have an adverse impact on our financial statements and reputation.

We currently engage single suppliers for manufacture, clinical trial services, formulation development and product testing of our products and product candidates. The loss of any of these suppliers or vendors could materially and adversely affect our business.

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

For example, on September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024. The Company announced in January 2025 that due to strong demand in Q4 2024 and into Q1 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025. The temporary UDENYCA supply interruption had a significant impact on our business, relationships with customers and affected the negotiations with potential counterparties in the UDENYCA Sale. Similar circumstances to the temporary UDENYCA supply interruption could arise in the future, which would have an adverse impact on our financial statements and reputation.

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

Additionally, if a manufacturer cannot meet the supply demand, supply from an alternative manufacturer would require the submission of a BLA/NDA supplement or MAA Variation (or equivalent foreign regulatory filing) which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines. For example, on September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024. The Company announced in January 2025 that due to strong demand in Q4 2024 and into Q1 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025.

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

The structure of complex proteins used in protein-based therapeutics is inherently variable and highly dependent on the processes and conditions used to manufacture them. If we are unable to develop manufacturing processes that achieve a requisite degree of biosimilarity to the originator drug, and within a range of variability considered acceptable by regulatory authorities, we may not be able to maintain regulatory approval for our biosimilar product.

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

Given the challenges caused by the inherent variability in protein production, we may not be successful in continuing to develop our biosimilar product if regulators conclude that we have not achieved a sufficient level of biosimilarity to the originator product, or that the processes we use are unable to generate our products are within an acceptable range of variability.

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

Drug-related side effects could affect patient recruitment for clinical trials, the ability of enrolled patients to complete our studies or result in potential product liability claims. We currently carry product liability insurance and we are required to maintain product liability insurance pursuant to certain of our license agreements. We cannot assure that out product liability coverage will cover in full claims to which we are exposed. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for commercial sale.

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

For our products and If we receive approval for our product candidates, regulatory agencies including the FDA and foreign regulatory agencies, regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or extended delay in approval or clearance of future products.

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

On March 3, 2017, Amgen filed an action against us, KBI Biopharma, our employee Howard S. Weiser and Does 1-20 in the Superior Court of the State of California, County of Ventura. The complaint, which was amended, alleged that we engaged in unfair competition and improperly solicited and hired certain former Amgen employees in order to acquire and access trade secrets and other confidential information belonging to Amgen. The complaint, as amended, sought injunctive relief and monetary damages. On May 2, 2019, we and Amgen settled the trade secret action brought by Amgen. The details of the settlement are confidential but we will continue to market UDENYCA, until the closing of the UDENYCA Sale, and from July 1, 2019 to July 1, 2024 we paid a mid-single digit royalty to Amgen.

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

This approval process, as well as the unpredictability of the results of clinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, which would significantly harm our business. Any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing, which may be unavailable to us on acceptable terms or at all.

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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to continue to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

We are marketing LOQTORZI and UDENYCA in the United States, and subject to product approvals and relevant patent and settlement agreement expirations, we intend to market our other products in the United States and outside the United States on our own or with future collaboration partners. We entered into a distribution agreement with our licensee Orox / Gador for the commercialization of a biosimilar version of pegfilgrastim (Neulasta) in certain Caribbean and Latin American countries. We intend to market our products in the United States and may seek to partner commercially all products outside the United States, such as our Canada License Agreement with Apotex in Canada for LOQTORZI.

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

Individual states in the United States have also proposed and enacted legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures, such as a single reimbursement code for biosimilar products.

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

The market price of our common stock has been highly volatile since our Initial Public Offering (“IPO”) and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through December 31, 2024 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	the risk of deterioration in our financial conditions, such as reduced collection of cash and increased costs in the future;
●	any inability to obtain additional funding;
●	any delay or inability to satisfy the conditions to closing of the UDENYCA Sale or failure to receive either of the Earnout Payments after the closing;
●	any delay in filing an IND, NDA, BLA, Section 351(k) BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA, Section 351(k) BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our products and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or products;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our products and product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	the outcomes of any citizen petitions filed by parties seeking to restrict or limit the approval of our biosimilar product;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our company or our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates;
●	reductions in the prices of originator products that could reduce the overall market opportunity for our product intended as a biosimilar to such originator products; and
●	changes in regulatory requirements that could make it more difficult for us to develop our product candidates.

In addition, biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in a material misstatement of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

As discussed below in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we have identified a material weakness in the operating effectiveness of our procedures related to documentation and review of certain inventory account reconciliations. The lack of sufficient evidence of the review performed over these accounting records did not allow for the testing and validation that the relevant internal controls operated, and thus it resulted in the material weakness. This material weakness related to documentation and did not result in a misstatement with respect to our financial statements included in this Form 10-K. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Notwithstanding this material weakness, our management concluded the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered by this report and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2024.

Following identification of this material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions to address this deficiency. The remediation measures include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. This remediation is in progress and will require validation and testing of operating effectiveness of internal controls over multiple financial reporting cycles.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines are appropriate. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to maintain compliance with the covenants contained in our 2029 Loan Agreement, record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock.

Any failure to implement new or improved controls, or difficulties encountered in their implementation, could result in errors in our consolidated financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our common stock, harm to our reputation or diversion of management resources from the operation of our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 32.3% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of December 31, 2024, there were 115,614,548 shares of our common stock outstanding.

In addition, as of December 31, 2024, approximately 37.2 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

In April 2020, we issued and sold $230.0 million aggregate principal amount of our 2026 Convertible Notes. The holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately before April 15, 2026. Upon conversion of the 2026 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. We plan to use a portion of the proceeds of the UDENYCA Sale to fully repay the entirety of the 2026 Convertible Notes.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business operations, financial condition, results of operations and prospects.

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $126.0 million of cash, cash equivalents and marketable securities as of December 31, 2024 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any potential return to stockholders will therefore be limited to the appreciation of their stock, if any.

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

General Risk Factors

We depend on a limited number of wholesalers for a significant amount of our total revenue, and if we lose any of our significant wholesalers, our business could be harmed.

We sell our products to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In 2024, three wholesalers individually comprised approximately 42%, 38%, and 18%, respectively, of our total gross product revenue. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions, new or increasing tariffs, retaliatory trade actions due to recent or future trade tension and other regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure commitments from governments to purchase our products;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with the war between Russia and Ukraine; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

Although the degree of focus on these factors may change in the future, there is continued scrutiny from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (or “ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We also face significant costs from complying with any new ESG regulations, for example, the SEC’s proposed climate disclosure rules would result in significant costs of compliance if it is approved as proposed in the future.

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

If we are unable to obtain and maintain effective patent rights for our products and product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

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

We have issued patents and have filed patent applications, which are currently pending, covering various aspects of our products and product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents, which may issue to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

If we are unable to maintain effective (non-patent) proprietary rights for our products and product candidates, we may not be able to compete effectively in our markets.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes, wildfires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and laboratory are located in the San Francisco Bay Area and in Southern California (Camarillo), respectively. These locations have in the past experienced severe earthquakes, floods, wildfires and other natural disasters. Wildfires have been increasing in intensity and frequency in recent years. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations or those of our collaboration partners and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure (such as the manufacturing facilities of our third-party contract manufacturers) or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

The continuation of the war in Ukraine and conflicts in the Middle East may exacerbate certain risks we face.

The war between Russia and Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Conflicts in the Middle East may also increase the risks facing our business. We have evaluated our operations and partner contracts, and we currently do not expect either conflict to directly have a significant effect on our financial condition or results of operations. However, if the war between Russia and Ukraine or conflicts in the Middle East escalate or expand, risks that we have identified in this Annual Report on Form 10-K may be materially increased. For example, if our supply arrangements or clinical operations are disrupted due to expanded sanctions or involvement of, and adverse impacts on, countries where we have operations or relationships, our business could be materially disrupted. Further, the use of cyberattacks could expand as part of the ongoing conflicts, which could adversely affect our ability to maintain or enhance our cybersecurity measures. These and other risks are described more fully in this “Risk Factors” section.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. For example, as described elsewhere in this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness in the operating effectiveness of our procedures related to our documentation and review of certain inventory account reconciliations. We are taking steps to remediate this material weakness and to strengthen our internal control over financial reporting, which include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, this remediation is in progress and will require validation and testing of operating effectiveness of internal controls over multiple financial reporting cycles and we cannot make any assurances as to when or whether the material weakness will be remediated.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Further, the continued hybrid working environment has generally increased the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such incidents, is increasing. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

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

We have also established an interdisciplinary Cybersecurity Incident Response Team (“CIRT”), which is responsible for our incident response plan, our security controls, and for assessing incidents reported by our information technology security team. In addition, our cybersecurity risk management program includes:

•	Monitoring and evaluation of our vulnerability performance.
•	Implementation of processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers that have access to our critical systems and information. For any agreements with service providers that do not contain acceptable protections, we are working to put them in place on an ongoing basis.
•	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment. We use a third-party consultant to provide us with advisory, project execution, and operational support in connection with cybersecurity and to conduct NIST assessments and vulnerability evaluations.
•	Cybersecurity awareness training of our employees, contractors, incident response personnel, and senior management.

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

Our Vice President of Information Technology, as head of our information technology team, leading our cybersecurity efforts, oversees the day-to-day administration of our cybersecurity program. Our CIRT has members that include our Chief Executive Officer, Chief Financial Officer, Vice President, Corporate & Securities Law, and Vice President of Information Technology. As key members of our management team, our Chief Executive Officer, Chief Financial Officer, and Vice President of Information Technology have approximately a combined 48 years of risk management experience and are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Key members of our information technology management team collectively possess over 16 years of hands-on experience in implementing a diverse array of cybersecurity initiatives. Their expertise spans both cloud and on-premise IT infrastructure and applications/systems, cultivated through extensive engagement across various regulated environments.

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

Item 2.   Properties

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that was amended in October 2023. Pursuant to the lease amendment, we extended the term of the lease through September 30, 2027 for approximately 27,532 square feet of office space.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. As of February 28, 2025, there were approximately 81 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on December 31, 2019 through December 31, 2024 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that

Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 31, 2019
Among Coherus Biosciences, Inc, the Nasdaq Biotech Index, and the Nasdaq Composite Index
$250.0
$200.0
$150.0
$100.0
$50.0
$-
2019
2020
2021
2022
2023
2024
Coherus BioSciences
Nasdaq NBI Index
Nasdaq Composite Index

Recent Sales of Unregistered Equity Securities

From January 1, 2024 through December 31, 2024, there were no sales or issuances of unregistered securities that were not otherwise reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2024. A total of 10,807 shares were surrendered to Coherus in the fourth quarter of 2024, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

This MD&A section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.

Overview

We are a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. Our commercial portfolio includes our first product, UDENYCA (pegfilgrastim-cbqv), a biosimilar to Neulasta, a long-acting G-CSF, and LOQTORZI, a novel next-generation PD-1 inhibitor. We are developing an innovative immuno-oncology pipeline that is expected to bring forward new potential indications for LOQTORZI in the U.S. and the development of new product candidates.

UDENYCA was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024.  On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, we have agreed to divest the UDENYCA Business to Intas. As consideration for the UDENYCA Sale, Intas has agreed to pay us $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. Intas has designated Accord to purchase the physical assets, including product inventory. In addition, the Company is also eligible to receive two Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025. We expect to use proceeds from the UDENYCA Sale (a) to fully repay our outstanding $230.0 million in aggregate principal amount of 2026 Convertible Notes and (b) to pay $47.7 million to buy out the right to receive royalties on net sales of UDENYCA in accordance with our Revenue Purchase and Sale Agreement. In addition, we will use the proceeds for working capital and general corporate purposes, in connection with our continued business.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences that is currently the only immune checkpoint inhibitor approved by the FDA for the treatment of these indications. We announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us, Junshi Biosciences and our biopharma partners.

Our pipeline is comprised of earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer agents. Our lead clinical stage product candidate is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in patients with advanced solid tumors, including in combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). We initiated a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024 (clinicaltrials.gov identifier# NCT06679985).

Our second clinical-stage product candidate, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. We are enrolling patients with advanced solid tumors and HNSCC in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We plan to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643) and initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144), each in the first quarter of 2025.

We also have an early-stage development candidate, CHS-1000, an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in our portfolio prioritization process.

In addition, we have a product candidate, GSK4381562, which is exclusively licensed to GSK. Through September 2033, we have an obligation to pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from GSK4381562 to the holders of CVRs.

We have a depth of scientific expertise, an experienced and robust manufacturing know-how and oncology clinical, regulatory, market access, sales, key account management and medical affairs capabilities in the United States, which has supported the commercialization of LOQTORZI. We expect to further leverage these capabilities as we continue to advance our immuno-oncology franchise.

We primarily operate in the United States and partner with companies that operate in other countries.

Business Update

UDENYCA Sale

On December 2, 2024, we entered into the UDENYCA Purchase Agreement by and between us and Intas. Pursuant to the terms and subject to the conditions set forth in the UDENYCA Purchase Agreement, we have agreed to divest the UDENYCA Business to Intas for $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. In addition, we are also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. The first such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first five full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $300 million, and the second such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first seven full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $350 million.

Our board of directors unanimously approved and declared the UDENYCA Purchase Agreement and the transactions contemplated thereby, including the UDENYCA Sale, to be in the best interest of the Company and its stockholders, and resolved to recommend that the our stockholders adopt the UDENYCA Purchase Agreement. There was a vote of our stockholders at a special stockholder meeting on March 11, 2025 where our stockholders approved the UDENYCA Sale, the UDENYCA Purchase Agreement and the other transactions and ancillary documents contemplated by the Asset Purchase Agreement.

Closing of the UDENYCA Sale is not subject to a financing condition, but is subject to closing conditions, including (i) approval of our stockholders, which has occurred, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, (iii) clearance from Committee on Foreign Investment in the United States or any member agency thereof acting in its capacity as a member agency, which has occurred, and (iv) certain additional closing conditions related to packaging by our packaging and labeling CMOs for UDENYCA and FDA authorization of commercial supply from our additional packaging and labeling CMO for UDENYCA.

Assuming the satisfaction of the conditions set forth in the UDENYCA Purchase Agreement, we anticipate the transactions contemplated thereby to close late in the first quarter or early in the second quarter of 2025.

UDENYCA Supply Interruption

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that makes up a large percentage of our total revenue, for a significant period of time. Production resumed in November 2024. The Company announced in January 2025 that due to strong demand in Q4 2024 and into Q1 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025.

We have made significant progress in our efforts to diversify our labeling and packaging resources. An additional labeling and packaging CMO started production testing and manufacturing saleable product. Commercial supply from that CMO is expected to commence late in the first quarter or early in the second quarter of 2025, subject to FDA authorization. For a discussion of risks related to manufacturing our products and our reliance on third parties, please see “Risk Factors— Risks Related to Manufacturing and Supply Chain” and “Risk Factors—Risks Related to Reliance on Third Parties.”

Products and Product Candidates

Our portfolio includes the following products and product candidates:

Oncology

●	UDENYCA was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, we have agreed to divest the UDENYCA Business to Intas. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.
●	LOQTORZI was developed for its ability to block PD-1 interactions with its ligands, PD-L1 and PD-L2, by binding to the FG loop on the PD-1 receptor. We believe blocking PD-1 interactions with PD-L1 and PD-L2 can help to promote the immune system’s ability to attack and kill tumor cells. On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

On December 11, 2023 we announced that NCCN updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a postmarketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier NCT06457503). Junshi Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in LS-SCLC (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. CRI plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with CCTG. On June 27, 2024, we entered into the Canada License Agreement with Apotex, pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiologic role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020 and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877), a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861) and a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).

●	CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are enrolling patients with advanced solid tumors and HNSCC in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We plan to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643) and to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144), each in the first quarter of 2025.
●	CHS-1000 is an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. Our IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in our portfolio prioritization process.
●	GSK4381562 is exclusively licensed to GSK. GSK4381562 is an investigational antibody targeting PVRIG, an inhibitory protein expressed on NK and T cells. GSK4381562 is designed to block the interaction of PVRIG with CD112, its binding partner that is expressed on tumor cells. GSK4381562 is designed to promote the activation of both NK and T cells, with potential to elicit a strong anti-tumor response and promote immunological memory. Through September 2033, we have an obligation to pay 70% of all milestone- and royalty-based payments that we or our affiliates receive from GSK4381562 to the holders of CVRs.

Immunology – Sold to HKF pursuant to the YUSIMRY Sale

●	YUSIMRY (adalimumab-aqvh), a biosimilar of Humira (adalimumab), is a monoclonal antibody that can bind to TNF. YUSIMRY provides certain therapeutic benefits for treatment of patients with certain inflammatory diseases characterized by increased production of TNF in the body, including rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, ankylosing spondylitis, Crohn’s disease, psoriasis and ulcerative colitis. In December 2021, the FDA approved YUSIMRY, which we launched in the United States in July 2023.

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We obtained the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which we have already paid $25.0 million, and a royalty in the low twenty percent range on net sales of LOQTORZI. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

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

We accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The $35.0 million payment for the option to license CHS-006 was reflected in our first quarter of 2022 financial statements. As of December 31, 2024, we had an accrued expense of $12.5 million for a milestone payable to Junshi Biosciences, which was paid in January 2025, as well as $1.5 million for our royalty obligation. The additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Financial Operations Overview

Revenue

Our first FDA-approved product, UDENYCA, was approved in November 2018, and we initiated United States sales of UDENYCA on January 3, 2019. In December 2021, the FDA-approved YUSIMRY, which we launched in the United States in July 2023. On August 2, 2022, the FDA approved CIMERLI, which we launched in the United States in October 2022. LOQTORZI was approved in October 2023, and we launched LOQTORZI in the United States in January 2024. We stopped receiving revenue from CIMERLI sales on March 1, 2024 as a result of the CIMERLI Sale. We stopped receiving revenue from YUSIMRY sales on June 26, 2024 as a result of the YUSIMRY Sale. On June 27, 2024, Apotex paid us an upfront payment of $6.3 million which has been classified as net revenue in the consolidated statements of operations for the year ended December 31, 2024 pursuant to the terms of the Canada License Agreement. Our total net revenues were $267.0 million and $257.2 million in 2024 and 2023, respectively.

On December 2, 2024, we entered into the UDENYCA Purchase Agreement by and between us and Intas. Pursuant to the terms and subject to the conditions set forth in the UDENYCA Purchase Agreement, we have agreed to divest the UDENYCA Business to Intas for $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. In addition, we are also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. The first such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first five full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $300 million, and the second such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first seven full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $350 million.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, and royalties on certain products. On May 2, 2019, we settled a trade secret action brought by Amgen. As a result, cost of goods sold for the five-year period ending on July 1, 2024 reflects a mid-single digit royalty on UDENYCA net product revenue. Additionally, until the CIMERLI Sale on March 1, 2024, we shared a percentage of gross profits on sales of CIMERLI in the United States with Bioeq AG (“Bioeq”) in the low- to mid-fifty percent range. Cost of goods sold includes a royalty in the low twenty percent range on net sales of LOQTORZI.

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

●	expense incurred under agreements with collaborators, consultants, third-party CROs, and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	option and certain milestone payments related to licensing and collaboration agreements.

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

The following table summarizes our research and development expense incurred during the respective periods:

	Development Status as of	Year Ended December 31,
(in thousands)	December 31, 2024	2024	2023
External costs incurred by product candidate:
Casdozokitug	Clinical trials (1)	$16,588	$4,129
CHS-114	Clinical trials (1)	7,847	1,429
CHS-1000	IND approved	2,773	7,105
LOQTORZI	Approved (2)	13,290	17,192
UDENYCA	Approved (3)	3,612	4,476
YUSIMRY	Divested (4)	545	7,273
CIMERLI	Divested (5)	699	683
Other discontinued projects	Discontinued (6)	2,305	5,856
Other research and development expenses		1,430	2,143
Internal costs		44,247	59,150
Total research and development expenses		$93,336	$109,436

(1)	We acquired casdozokitug and CHS-114 in connection with the acquisition of Surface (the “Surface Acquisition”) in September 2023.
(2)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.
(3)	Expenses related primarily to development efforts and manufacturing process approval to obtain the prior approval supplement for additional presentations of UDENYCA. We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.

(4)	YUSIMRY 2024 and 2023 expenses were primarily related to manufacturing efforts for new formulations and clinical studies. On June 26, 2024, we entered into the YUSIMRY Purchase Agreement with HKF and completed the sale of our YUSIMRY franchise.
(5)	On March 1, 2024, we completed the sale of our CIMERLI franchise pursuant to the CIMERLI Purchase Agreement with Sandoz.
(6)	These expenses primarily relate to our remaining obligations under the TIGIT Program (as defined in the Collaboration Agreement), which we terminated in January 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, certain transaction costs, and costs associated with establishing commercial capabilities in support of the commercialization of UDENYCA and LOQTORZI and the commercialization of CIMERLI and YUSIMRY up until the CIMERLI Sale and the YUSIMRY Sale, respectively. Personnel costs consist of salaries, benefits and stock-based compensation.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness, our Revenue Purchase and Sale Agreement, and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Gain on Sale Transactions, net

Gain on Sale Transactions, net consists of cash proceeds received from the CIMERLI Sale, net of assets sold (primarily CIMERLI product inventory and prepaid manufacturing assets), other assets derecognized (goodwill and intangible assets), net of related transaction costs, retention bonuses and stock-based compensation expense incurred, and the YUSIMRY Sale, net of assets sold (primarily YUSIMRY product inventory and prepaid manufacturing assets), other assets and liabilities derecognized (primarily purchase commitments and an intangible asset), and related transaction costs.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred related to the early repayment of debt obligations.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, non-cash accretion of discount on our investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, gains (losses) from financial instruments including the change in fair value of the embedded derivative contained in the Revenue Purchase and Sale Agreement that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"), gains (losses) from disposal of long-lived assets, and income related to services provided under transition service agreements.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
(in thousands)	2024	2023	Change
Products
UDENYCA (1)	$205,951	$127,064	$78,887
CIMERLI - divested March 1, 2024	27,079	125,388	(98,309)
YUSIMRY - divested June 26, 2024	7,541	3,574	3,967
LOQTORZI	19,131	554	18,577
Total net product revenue	259,702	256,580	3,122
Other revenue	7,258	664	6,594
Total net revenue	$266,960	$257,244	$9,716

(1)	We anticipate the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.

UDENYCA net revenue increased $78.9 million primarily due to increased market share driven by sales of UDENYCA ONBODY, launched in February 2024, offset by a change in UDENYCA segment mix and the impact of the fourth quarter temporary UDENYCA supply interruption. The $98.3 million decrease in net revenues of CIMERLI was primarily the result of the CIMERLI Sale. LOQTORZI net revenue reflects initial sales beginning in December 2023 following FDA approval. Other revenue in 2024 included $6.3 million for the sale to Apotex of rights to commercialize toripalimab within Canada on June 27, 2024.

Following the stockholder approval obtained in March 2025, the contemplated UDENYCA Sale was determined to represent a strategic shift. Thus, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2025, net revenues for the UDENYCA franchise and the previously divested CIMERLI and YUSIMRY franchises will be presented as discontinued operations, including comparative prior periods which will be recast. Our remaining product, LOQTORZI, will continue to be reflected in net product revenue, and we anticipate LOQTORZI’s net product revenue will increase in 2025 compared to 2024.

Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2024	2023	Change
Cost of goods sold	$117,553	$158,992	$(41,439)
Gross margin	56%	38%

The decrease in cost of goods sold in 2024 compared to 2023 was primarily due to a decrease of $56.9 million in costs from CIMERLI, which was divested during the first quarter of 2024, and a $47.0 million charge in the fourth quarter of 2023 related to slow moving YUSIMRY inventory. These decreases were partially offset by a $34.3 million increase due to higher volumes of UDENYCA and LOQTORZI in 2024, $14.1 million in charges in 2024 for the write-down of UDENYCA inventory that did not meet acceptance criteria, the $7.3 million impact of the sales in 2023 of certain UDENYCA units having no carrying value following a prior period write-down, and $4.4 million in connection with a CMO contract change in 2024.

Following the stockholder approval obtained in March 2025, the contemplated UDENYCA Sale was determined to represent a strategic shift. Thus, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2025, cost of goods sold for the entire biosimilar business, inclusive of the UDENYCA, CIMERLI and YUSIMRY franchises, will be presented as discontinued operations, including comparative prior periods which will be recast, and cost of goods sold will only reflect costs for our remaining product, LOQTORZI.

Research and Development Expense

	Year Ended December 31,
(in thousands)	2024	2023	Change
Research and development	$93,336	$109,436	$(16,100)

The decrease in research and development expense was primarily due to:

●	a net decrease of $14.5 million in personnel costs including stock-based compensation expense, primarily due to a decrease in headcount and restructuring charges of $3.6 from our reduction in force in the first quarter of 2023;
●	a decrease of $7.4 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States beginning in 2023 and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $6.7 million in external costs related to YUSIMRY; and
●	a decrease of $4.3 million for fewer expenditures during the period for the development of CHS-1000.

The decrease was partially offset by the following:

●	an increase of $12.5 million for the development of casdozokitug; and
●	an increase of $6.4 million for the development of CHS-114.

Following the stockholder approval obtained in March 2025, the contemplated UDENYCA Sale was determined to represent a strategic shift. Thus, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2025, research and development for the entire biosimilar business, inclusive of the UDENYCA, CIMERLI and YUSIMRY franchises, will be presented as discontinued operations, including comparative prior periods which will be recast. Notwithstanding the retrospective reporting for discontinued operations, we expect our research and development expense in 2025 to increase as compared to 2024 due to continued investments in our immuno-oncology pipeline.

Selling, General and Administrative Expense

	Year Ended December 31,
(in thousands)	2024	2023	Change
Selling, general and administrative	$167,738	$192,015	$(24,277)

The decrease in selling, general and administrative expense was driven primarily by lower headcount, including reductions of $21.3 million in employee, consultant and travel costs, $9.8 million in stock-based compensation, and decreased operating costs following divestitures. These decreases were partially offset by the $6.8 million net impairment charge in 2024 relating to the full write-off of the out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero.

Following the stockholder approval obtained in March 2025, the contemplated UDENYCA Sale was determined to represent a strategic shift. Thus, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2025, selling, general and administrative expense for the entire biosimilar business, inclusive of the UDENYCA, CIMERLI and YUSIMRY franchises, will be presented as discontinued operations, including comparative prior periods which will be recast. Notwithstanding the retrospective reporting for discontinued operations, we expect our selling, general and administrative expense for the full year 2025 to be lower than the full year 2024 primarily as a result of decreased operating costs and headcount due to the divestitures.

Interest Expense

	Year Ended December 31,
(in thousands)	2024	2023	Change
Interest expense	$27,158	$40,542	$(13,384)

The decrease in interest expense in 2024 was primarily due to fully paying off the $250.0 million principal amount due under our senior secured term loan facility that was entered into on January 5, 2022 (as amended on April 7, 2022, February 6, 2023, and February 5, 2024, the “2027 Term Loans”) in the second quarter of 2024, partially offset by interest on the 2029 Term Loan and the Revenue Purchase and Sale Agreement, both commencing May 8, 2024.

Following the stockholder approval obtained in March 2025, the contemplated UDENYCA Sale was determined to represent a strategic shift. Thus, beginning with the Quarterly Report on Form 10-Q for the first quarter of 2025, revenue and expenses for the entire biosimilar business, inclusive of the UDENYCA, CIMERLI and YUSIMRY franchises, will be presented as discontinued operations, including comparative prior periods which will be recast. As a result, interest on the 2026 Convertible Notes and a portion of the Revenue Purchase and Sale Agreement will be reported as discontinued operations. Notwithstanding the retrospective presentation of discontinued operations, we expect our interest expense for the full year 2025 to be lower than the full year 2024 primarily as a result of fully repaying the $250.0 million principal amount of the 2027 Term Loans during the second quarter of 2024 and our plan to use a portion of the proceeds of the UDENYCA Sale, which we anticipate to close late in the first quarter or early in the second quarter of 2025, to pay off the 2026 Convertible Notes and to buy out the right to receive royalties on net sales of UDENYCA.

Gain on Sale Transactions, net

	Year Ended December 31,
(in thousands)	2024	2023	Change
Gain on Sale Transactions, net	$176,589	$—	$176,589

The Gain on Sale Transactions, net for 2024 includes net gains for the first quarter CIMERLI Sale and second quarter YUSIMRY Sale. The net gain of $153.8 million on the CIMERLI Sale includes the cash receipts of $187.8 million less assets transferred to Sandoz, other assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. The net gain of $22.8 million on the YUSIMRY Sale to HKF includes the cash receipts of $40.0 million less assets transferred to HKF, other assets and liabilities derecognized, and transaction costs of $1.0 million.

Loss on Debt Extinguishment

	Year Ended December 31,
(in thousands)	2024	2023	Change
Loss on debt extinguishment	$12,630	$—	$12,630

The $12.6 million loss on debt extinguishment in 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and included the write-off of the unamortized portion of debt discount and debt issuance costs, and the prepayment premium fee, the make-whole interest payment and lender fees.

Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2024	2023	Change
Other income (expense), net	$3,373	$5,469	$(2,096)

Other income (expense), net in 2024 changed unfavorably compared to 2023 primarily due to the change in fair value of the Royalty Fee Derivative Liability of $4.4 million and a reduction of $1.4 million in investment and interest income, partially offset by an increase in income from transition service agreements of $2.5 million and an increase in foreign exchange gains of $1.9 million.

Income Tax Provision (Benefit)

No income tax provision or benefit was recognized for the year ended December 31, 2024. In 2023, income tax provision (benefit) consists of the change in deferred tax balances resulting from the recognition of a deferred tax liability related to the Surface Acquisition, and we recognized $0.4 million of income tax benefit for the year ended December 31, 2023.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	December 31,
(in thousands)	2024		2023
Financial assets
Total Cash, cash equivalents and marketable securities	$125,987		$117,748

Financial liabilities(1):
2029 Term Loan	$36,698		$—
Revenue Purchase and Sale Agreement	28,743	(2)	—
2027 Term Loans	—		246,481
2026 Convertible Notes	228,229	(2)	226,888
Total Financial liabilities	$293,670		$473,369

(1)	See “Note 8. Financial Liabilities” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	We plan to use a portion of the proceeds of the Udenyca Sale, which we anticipate to close late in the first quarter or early in the second quarter of 2025, to pay off the $230.0 million in aggregate principal amount of the 2026 Convertible Notes and to buy out certain royalty obligations related to UDENYCA comprising the majority of the balance of the Revenue Purchase and Sale Agreement.

As of December 31, 2024, we had cash and cash equivalents of $126.0 million and an accumulated deficit of $1.6 billion. We have generated significant operating losses in all years since our inception with the exceptions of net income of $28.5 million in 2024, primarily due to the Sale Transactions in March 2024 and June 2024, $132.2 million net income in 2020, and $89.8 million net income in 2019.

On December 2, 2024, we announced the UDENYCA Sale for $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to other requirements.

We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products. The following is a summary of recent liquidity events and financing transactions:

●	We currently have an ATM Offering which offers the sale of our common stock up to $92.5 million. As of December 31, 2024, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering, providing continued financial flexibility.

●	On May 18, 2023, we completed a public offering and received net proceeds of approximately $53.6 million, after deducting the underwriters’ discounts and commissions and offering expenses.

●	On September 8, 2023, we obtained $28.8 million of cash, cash equivalents and marketable securities as part of the Surface Acquisition.

●	On March 1, 2024, we sold our CIMERLI ophthalmology franchise to Sandoz for $170.0 million in cash plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

●	On April 1, 2024, $175.0 million of the cash from the CIMERLI Sale was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans.

●	On May 8, 2024, we entered into the 2029 Term Loan for the principal amount of $38.7 million, with proceeds of $37.5 million, net of original issuance discount, which was used as part of the full repayment of the 2027 Term Loans. For a summary of the material terms of our 2029 Term Loan, please refer to “Note 8. Financial Liabilities” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

●	On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement, receiving $37.5 million by selling rights to receive future payments based on a percentage of U.S. net sales of UDENYCA and LOQTORZI. The proceeds were used as part of the full repayment of the 2027 Term Loans.

●	On June 26, 2024, we sold our YUSIMRY immunology franchise to HKF for $40.0 million in cash and the assumption of $17.0 million of inventory purchase commitments by HKF.

~~●~~	On June 27, 2024, we sold to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada for $6.3 million.

●	On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA delayed production of UDENYCA due to over-commitments and capacity constraints, causing a prolonged supply interruption that quickly took away our ability to sell our product UDENYCA in the fourth quarter of 2024. Production resumed in November 2024 and due to strong demand in the fourth quarter of 2024 and into the first quarter of 2025, all three presentations of UDENYCA were being temporarily allocated. Based on individual distributor historical purchasing patterns, supply allocations to wholesalers for all three presentations of UDENYCA were removed between the end of January 2025 and the end of February 2025.

Irrespective of whether the UDENYCA Sale is consummated, we believe that our available cash, cash equivalents, and cash collected from product sales and services provided under transition service agreements will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following the date of this Annual Report on Form 10-K.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our products;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and products;
●	the timing for our packaging and labeling CMOs to make UDENYCA products available in a sufficient quantity to meet the demand from our customers;
●	the percentage of customers that continue to purchase our products and that do not switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	the cost, timing and outcomes of regulatory approvals; and
●	the extent to which we acquire or invest in businesses, products or technologies.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved, or other applicable criteria will be met. With the exception of $12.5 million for the second half of a milestone payment to Junshi Biosciences that was paid in January of 2025, as of December 31, 2024, no other milestones were accrued because their probability of achievement had not reached the threshold for recognition.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of December 31, 2024:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab	Casdozokitug	$13.0 million
Vaccinex	CHS-114	$15.0 million

(1)	$290.0 million relates to sales milestones and $65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials. These amounts exclude the $25.0 million milestone that Junshi Biosciences became entitled to upon the approval by the FDA of LOQTORZI for NPC, of which we paid $12.5 million in the second quarter of 2024 and $12.5 million in January of 2025.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the Contingent Value Rights Agreement, dated September 8, 2023, by and among the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”) in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments to holders of CVRs can be in the form of cash, stock or a combination of cash and stock. The CVR liability associated with GSK and contingent consideration are recorded in other liabilities, non-current on the consolidated balance sheets at December 31, 2024. For further details, see “Note 6. Acquisition and Dispositions” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Other Commitments

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of December 31, 2024 were $86.5 million, as outlined in “Note 9. Commitments and Contingencies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K. The substantial majority of these purchase commitments are expected to transfer to the Intas Parties in conjunction with the UDENYCA Sale, if the transaction closes as anticipated.

Leases

We lease office and laboratory facilities through arrangements treated as operating leases. Refer to “Note 10. Leases” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information to our leases. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2024 was $5.8 million, with $2.2 million of these obligations due within twelve months.

Summary Statement of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(20,440)	$(174,884)
Net cash provided by investing activities	230,321	144,640
Net cash (used in) provided by financing activities	(186,974)	69,600
Net increase in cash, cash equivalents and restricted cash	$22,907	$39,356

Net cash used in operating activities

Cash used in operating activities of $20.4 million in 2024 was primarily the result of net adjustments of $104.8 million against our net income of $28.5 million plus changes in our operating assets and liabilities of $55.9 million.

Cash used in operating activities of $174.9 million in 2023 was primarily due to the net loss of $237.9 million adjusted for non-cash items including net inventory write-downs of $52.6 million, stock-based compensation expense of $43.1 million and other non-cash adjustments of $4.1 million, partially offset by the changes in our operating assets and liabilities of $36.8 million.

Net cash provided by investing activities

Cash provided by investing activities of $230.3 million in 2024 was primarily due to $187.8 million of cash acquired from the CIMERLI Sale, $40.0 million of cash received from the YUSIMRY Sale, proceeds from the sale of investments in marketable securities of $8.7 million and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by the milestone payment to Junshi Biosciences of $12.5 million.

Cash provided by investing activities of $144.6 million in 2023 was primarily due to proceeds from maturities of investments in marketable securities of $144.4 million, proceeds from sale of investments in marketable securities of $13.3 million, and $7.0 million of cash acquired as part of the Surface Acquisition, partially offset by purchases of investments in marketable securities of $19.5 million.

Net cash (used in) provided by financing activities

Cash used in financing activities of $187.0 million in 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which is presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.0 million of proceeds on the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million in proceeds from the ATM Offering, net of issuance costs.

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

The most judgmental gross to net revenue adjustments are for chargebacks and rebates we provide to customers, hospitals, clinics, and payers under commercial and government programs. Amounts payable are provided for under various programs and vary by payer and individual payer plans. In developing our estimates of chargebacks and rebates, we use our historical claims experience and also consider payer mix, statutory discount rates and expected utilization, contractual terms, market events and trends, customer and commercially available payer data, as well as data collected from the healthcare providers, channel inventory data obtained from our customers and other relevant information.

In 2024, 2023 and 2022, total sales deductions to gross product sales were 83%, 77% and 73%, respectively. Adjustments to provisions for rebates and chargebacks related to sales made in prior periods were less than 3% of the actual payments and customer credits issued in each of the years 2024 and 2023. A change of 10% in our total provisions for product sales discounts and allowances as of December 31, 2024, would have resulted in a change of our pre-tax earnings in 2024 by approximately $27.6 million. A summary of the activities and ending reserve balances for each significant category of discounts and allowances, can be found in “Note 2. Revenue” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $126.0 million. Our primary exposure to market risk is interest rate sensitivity. Due to the short-term duration of our cash and cash equivalents, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a material impact to our financial results. We do not enter into investments for trading or speculative purposes.

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

We are exposed to interest rate risk with respect to variable rate debt. As of December 31, 2024, we had $38.7 million principal outstanding on our 2029 Term Loan that accrues interest at 8.0% per annum, plus the three-month SOFR, with a floor of 1.0%. We currently do not hedge our variable interest rate debt. The interest rate during the first quarter of 2025 will be 12.33%. A hypothetical 100 basis point increase in the interest rate on our variable rate debt could result in up to a $0.4 million increase in the annual interest expense that we pay.

In April 2020, we issued $230.0 million aggregate principal amount of 2026 Convertible Notes with a fixed interest rate of 1.5%. Since the notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates for these notes. However, the fair value of fixed rate debt fluctuates when interest rates change. Additionally, the fair value of the 2026 Convertible Notes can be impacted when the market price of our common stock fluctuates. We carry the 2026 Convertible Notes on our balance sheets at face value less the unamortized discount and issuance costs, and we present the fair value for required disclosure purposes only. We plan to use a portion of the proceeds of the UDENYCA Sale to fully repay the entirety of the 2026 Convertible Notes.

Substantially all of our sales are denominated in U.S. dollars, and since the CIMERLI Sale, we do not have any material exposure to the exchange rate between the U.S. Dollar and the Euro.

Item 8.   Consolidated Financial Statements and Supplementary Data

COHERUS BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus BioSciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2025 expressed an adverse opinion thereon.

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

As described in Note 1 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale. Chargebacks and rebates are estimated based on expected channel and payer mix, and contracted discount rates, adjusted for current period assumptions. Estimated chargebacks are recorded as a reduction of trade receivables on the consolidated balance sheet and totaled $110.8 million at December 31, 2024. Estimated rebates are presented within accrued rebates, fees and reserves on the consolidated balance sheet and totaled $123.7 million at December 31, 2024.

Auditing the estimates for chargebacks and rebates was complex due to the judgmental nature of the assumptions used. In particular for product that remains in the distribution channel at December 31, 2024, management is required to estimate the portion of product that is expected to be subject to a chargeback and rebate as well as the applicable discount rate.

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

San Mateo, California

March 17, 2025

Coherus BioSciences, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$125,987	$102,891
Investments in marketable securities	—	14,857
Trade receivables, net	111,324	260,522
TSA receivables, net (Note 6)	11,010	—
Inventory	70,094	62,605
Prepaid manufacturing	11,636	23,657
Other prepaids and current assets	11,532	11,099
Total current assets	341,583	475,631
Property and equipment, net	2,837	5,119
Inventory, non-current	43,776	67,495
Intangible assets, net	53,646	71,673
Other assets, non-current	6,691	9,686
Total assets	$448,533	$629,604

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$28,456	$35,219
Accrued rebates, fees and reserves	164,867	169,645
TSA payables and other accrued liabilities (Note 6)	11,026	—
Accrued compensation	18,344	21,521
Accrued and other current liabilities	60,288	105,386
Total current liabilities	282,981	331,771
Term loans, non-current	36,698	246,481
Convertible notes	228,229	226,888
Lease liabilities, non-current	3,286	5,328
Other liabilities, non-current	29,329	12,561
Total liabilities	580,523	823,029
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at December 31, 2024 and 2023)
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 115,614,548 and 112,215,260 at December 31, 2024 and 2023, respectively)	12	11
Additional paid-in capital	1,419,266	1,386,312
Accumulated other comprehensive loss	(275)	(248)
Accumulated deficit	(1,550,993)	(1,579,500)
Total stockholders' deficit	(131,990)	(193,425)
Total liabilities and stockholders’ deficit	$448,533	$629,604

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$266,960	$257,244	$211,042
Costs and expenses:
Cost of goods sold	117,553	158,992	70,083
Research and development	93,336	109,436	199,358
Selling, general and administrative	167,738	192,015	198,481
Total costs and expenses	378,627	460,443	467,922
Loss from operations	(111,667)	(203,199)	(256,880)
Interest expense	(27,158)	(40,542)	(32,474)
Gain on Sale Transactions, net (Note 6)	176,589	—	—
Loss on debt extinguishment	(12,630)	—	(6,222)
Other income (expense), net	3,373	5,469	3,822
Income (loss) before income taxes	28,507	(238,272)	(291,754)
Income tax provision (benefit)	—	(380)	—
Net income (loss)	$28,507	$(237,892)	$(291,754)

Net income (loss) per share:
Basic	$0.25	$(2.53)	$(3.76)
Diluted	$0.25	$(2.53)	$(3.76)

Weighted-average number of shares used in computing net income (loss) per share:
Basic	114,553,537	94,162,637	77,630,020
Diluted	114,830,462	94,162,637	77,630,020

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$28,507	(237,892)	$(291,754)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(24)	2	22
Foreign currency translation adjustments, net of tax	(3)	(1)	(1)
Comprehensive income (loss)	$28,480	$(237,891)	$(291,733)

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	76,930,096	$7	$1,147,843	$(270)	$(1,049,854)	$97,726
Net loss	—	—	—	—	(291,754)	(291,754)
Issuance of common stock upon exercise of stock options	141,897	—	691	—	—	691
Issuance of common stock upon vesting of RSUs	806,854	—	—	—	—	—
Issuance of common stock under the ESPP	347,883	—	2,320	—	—	2,320
Issuance of common stock to Junshi Biosciences, net of issuance costs	916,884	1	6,133	—	—	6,134
Taxes paid related to net share settlement of RSUs	(292,098)	—	(3,744)	—	—	(3,744)
Stock-based compensation expense	—	—	51,188	—	—	51,188
Other comprehensive gain, net of tax	—	—	—	21	—	21
Balances at December 31, 2022	78,851,516	8	1,204,431	(249)	(1,341,608)	(137,418)

Net loss	—	—	—	—	(237,892)	(237,892)
Issuance of common stock upon exercise of stock options	430,504	—	694	—	—	694
Issuance of common stock upon vesting of RSUs	1,280,901	—	—	—	—	—
Issuance of common stock under the ESPP	630,348	—	1,809	—	—	1,809
Issuance of common stock in connection with Surface Acquisition:(1)
Issuance to Surface shareholders for acquisition	11,971,460	1	58,540	—	—	58,541
Accelerated vesting of equity awards	261,239	—	1,053	—	—	1,053
Taxes paid related to net share settlement of equity awards	(65,732)	—	(347)	—	—	(347)
Issuance of common stock under ATM Offering, net of issuance costs	3,559,761	1	18,316	—	—	18,317
Issuance of common stock under Public Offering, net of issuance costs	13,529,411	1	53,624	—	—	53,625
Issuance of common stock under Optional Stock Purchase Agreement	2,225,513	—	8,179	—	—	8,179
Taxes paid related to net share settlement of RSUs	(459,661)	—	(3,527)	—	—	(3,527)
Stock-based compensation expense	—	—	43,540	—	—	43,540
Other comprehensive gain, net of tax	—	—	—	1	—	1
Balances at December 31, 2023	112,215,260	11	1,386,312	(248)	(1,579,500)	(193,425)

Net income	—	—	—	—	28,507	28,507
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of RSUs	816,876	—	—	—	—	—
Issuance of common stock under the ESPP	852,222	—	926	—	—	926
Issuance of common stock - partial payout of 2023 bonus in RSUs	1,976,750	1	4,407	—	—	4,408
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,455	—	—	1,455
Taxes paid related to net share settlement of RSUs	(1,071,216)	—	(2,476)	—	—	(2,476)
Stock-based compensation expense	—	—	28,351	—	—	28,351
Other comprehensive loss, net of tax	—	—	—	(27)	—	(27)
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)

(1)	See Note 6 for further discussion.

See accompanying notes.

Coherus BioSciences, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$28,507	$(237,892)	$(291,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,276	3,791	3,699
Stock-based compensation expense	27,802	43,110	50,737
Impairment of out-license asset and remeasurement of CVR liability, net	6,772	—	—
Loss on debt extinguishment	12,630	—	6,222
Gain on Sale Transactions, net (Note 6)	(176,589)	—	—
Inventory write-downs, net	14,143	52,595	26,000
Non-cash interest expense from amortization of debt and other financial liabilities discount and issuance costs	4,159	2,407	6,431
Non-cash operating lease expense	1,394	2,476	2,503
Option payment to Junshi Biosciences	—	—	35,000
Change in fair value of derivatives	5,043	375	—
Other non-cash adjustments, net	(5,471)	(4,920)	(705)
Changes in operating assets and liabilities:
Trade receivables, net	149,350	(150,683)	13,052
Inventory	(31,952)	(46,734)	(47,348)
Prepaid manufacturing	4,664	2,027	(4,214)
Other prepaid, current and non-current assets	(838)	16,155	(13,424)
Accounts payable	(3,938)	23,760	(4,548)
Accrued rebates, fees and reserves	(6,065)	113,105	(24,566)
Accrued compensation	1,549	(5,373)	596
Accrued and other current and non-current liabilities	(56,876)	10,917	1,195
Net cash used in operating activities	(20,440)	(174,884)	(241,124)

Investing activities
Proceeds from maturities of investments in marketable securities	6,200	144,360	—
Proceeds from sale of investments in marketable securities	8,688	13,282	—
Cash received from CIMERLI Sale (Note 6)	187,823	—	—
Cash received from YUSIMRY Sale (Note 6)	40,000	—	—
Cash and cash equivalents acquired as part of the Surface Acquisition	—	6,997	—
Milestone and option payments to Junshi Biosciences	(12,500)	—	(35,000)
Purchases of investments in marketable securities	—	(19,507)	(127,382)
Other investing activities, net	110	(492)	(4,468)
Net cash provided by (used in) investing activities	230,321	144,640	(166,850)

Financing activities
Proceeds from 2029 Term Loan, net of debt discount and issuance costs	36,979	—	—
Proceeds from Revenue Purchase and Sale Agreement, net of issuance costs	36,486	—	—
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	1,455	18,093	6,358
Proceeds from issuance of common stock under Public Offering, net of issuance costs	—	53,625	—
Proceeds from issuance of common stock upon exercise of stock options	291	694	691
Proceeds from purchase under the employee stock purchase plan	926	1,809	2,320
Taxes paid related to net share settlement	(2,476)	(3,587)	(3,744)
Proceeds from 2027 Term Loans, net of debt discount and issuance costs	—	—	240,679
Repayment of 2022 Convertible Notes and premiums	—	—	(109,000)
Repayment of 2025 Term Loan, premiums and exit fees	—	—	(81,750)
Repayment of 2027 Term Loans, premiums and make-whole	(260,387)	—	—
Other financing activities	(248)	(1,034)	(1,228)
Net cash (used in) provided by financing activities	(186,974)	69,600	54,326

Net increase (decrease) in cash, cash equivalents and restricted cash	22,907	39,356	(353,648)
Cash, cash equivalents and restricted cash at beginning of period	103,343	63,987	417,635
Cash, cash equivalents and restricted cash at end of period	$126,250	$103,343	$63,987

Supplemental disclosure of cash flow information
Cash paid for interest	$25,376	$37,857	$34,878
Income taxes paid (refunded), net	$(114)	$(118)	$40

Supplemental disclosures of non-cash activities
Capitalized and accrued milestone payment during the period to Junshi Biosciences	$—	$25,000	$—
Stock issued under Optional Stock Purchase Agreement	$—	$8,179	$—
Non-cash employee bonuses settled in common stock	$4,408	$—	$—

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Consolidated Financial Statements

1.Organization and Significant Accounting Policies

Description of the Business

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a commercial-stage biopharmaceutical company focused on the research, development and commercialization of innovative immunotherapies to treat cancer. The Company’s commercial portfolio includes its first product, UDENYCA, a biosimilar to Neulasta, a long-acting G-CSF, and LOQTORZI, a novel next-generation PD-1 inhibitor. The Company is developing an innovative immuno-oncology pipeline that is expected to bring forward new potential indications for LOQTORZI in the U.S. and the development of new product candidates.

UDENYCA was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, the Company has agreed to divest the UDENYCA Business to Intas. As consideration for the UDENYCA Sale, Intas has agreed to pay the Company $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. Intas has designated Accord to purchase the physical assets, including product inventory. In addition, the Company is also eligible to receive two Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. The Company anticipates the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025.

On October 27, 2023, the Company announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that the Company developed in collaboration with Junshi Biosciences that is currently the only immune checkpoint inhibitor approved by the FDA for the treatment of these indications. The Company announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by the Company, Junshi Biosciences and the Company’s biopharma partners.

The Company’s pipeline is comprised of earlier stage clinical and preclinical immuno-oncology programs that it plans to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer agents. The Company’s lead clinical stage product candidate is casdozokitug (CHS-388, formerly SRF388), an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). The Company initiated a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024 (clinicaltrials.gov identifier# NCT06679985).

The Company’s second clinical-stage product candidate, CHS-114 (formerly SRF114), is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. The Company is enrolling patients with advanced solid tumors and HNSCC in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). The Company plans to initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab in second-line HNSCC and initiate a Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144), each in the first quarter of 2025.

The Company also has an early-stage development candidate, CHS-1000, an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. The Company’s IND for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in the Company’s portfolio prioritization process.

In addition, the Company has a product candidate, GSK4381562, which is exclusively licensed to GSK. The Company has an obligation to pay 70% of all milestone- and royalty-based payments that it or its affiliates receive from GSK4381562 to the holders of CVRs that expire in September 2033.

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

Segment Reporting and Geographic Disclosures

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. The CODM assesses operating performance and makes operating decisions primarily based on net income (loss), cash on-hand and cash flows. All expense categories on the consolidated statements of operations are significant, and there are no other significant segment expenses that would require disclosure. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets and which, in aggregate, represent the amount reported in the consolidated statements of cash flows:

(in thousands)	January 1,
At beginning of period:	2024	2023	2022
Cash and cash equivalents	$102,891	$63,547	$417,195
Restricted cash	452	440	440
Total cash, cash equivalents and restricted cash	$103,343	$63,987	$417,635

	December 31,
At end of period:	2024	2023	2022
Cash and cash equivalents	$125,987	$102,891	$63,547
Restricted cash	263	452	440
Total cash, cash equivalents and restricted cash	$126,250	$103,343	$63,987

Restricted cash consists of deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current in the consolidated balance sheets.

The Company classifies milestone and option payments related to licensing arrangements as cash flows used in investing activities in its consolidated statements of cash flows.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses and was not material during the periods presented. The Company believes that its allowance for expected credit losses was adequate and immaterial as of December 31, 2024 and 2023.

Investments in Marketable Securities

Investments in marketable securities primarily consist of U.S. Treasury securities, government agency securities, commercial paper, corporate bonds and market money funds. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and re-evaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limits its exposure to any single issuer, except for securities issued by the U.S. government. All investments in marketable debt securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

The Company classifies investments in marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company regularly reviews its investments for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. There were no impairments related to credit losses during any of the periods presented. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the consolidated statements of operations based on the specific identification method. During 2024, 2023 and 2022, interest income was $4.5 million, $2.8 million and $1.9 million, respectively, and is included in other income (expense), net, in the consolidated statements of operations.

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

Substantially all of the Company’s revenues are in the United States to three wholesalers. During 2024 and 2023, the products sold by the Company were UDENYCA, CIMERLI, YUSIMRY and LOQTORZI. Net revenue for product sales of YUSIMRY and CIMERLI effectively ceased following the disposition of these two product lines on June 26, 2024 and March 1, 2024, respectively (see Note 6. Acquisition and Dispositions). During 2022, UDENYCA and CIMERLI were the only products sold by the Company.

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

During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed, if based on facts and circumstances existing at the acquisition date, are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to goodwill or bargain purchase gain (See Note 6. Acquisition and Dispositions).

Foreign Currency

Monetary assets and liabilities denominated in foreign currency are remeasured at period-end exchange rates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured at historical rates. Translation gains and losses are included in accumulated other comprehensive loss in stockholders’ deficit. Revenue and expense accounts are translated to U.S. dollars at average exchange rates in effect during the period with resulting transaction gains and losses recognized in other income (expense), net in the consolidated statements of operations. The Company has not experienced material foreign currency transaction gains and losses for any of the years presented.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During 2024, 2023 and 2022, the Company recorded $14.1 million, $52.6 million and $26.0 million in inventory write-downs, respectively, within cost of goods sold in the consolidated statements of operations. The 2024 charge was primarily for the write-down of UDENYCA inventory that did not meet acceptance criteria. The 2023 charge was primarily for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. The 2022 charge was due to the competitive environment and lower demand for UDENYCA resulting in certain inventory becoming at risk of expiration.

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

Prior to the regulatory approval of product candidates, the Company incurs expenses for the manufacture of drug products that could potentially be available to support the commercial launch of the products. Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. Inventory in the consolidated balance sheets as of December 31, 2024 relates to UDENYCA and LOQTORZI. The Company began to capitalize inventory costs associated with UDENYCA, CIMERLI and LOQTORZI after receiving final regulatory approval in November 2018, August 2022, and October 2023, respectively, and capitalization of YUSIMRY inventory costs began in the second quarter of 2022 when sales were deemed probable.

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

Revenue Purchase and Sale Agreement

The Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities) contains the Royalty Fee Derivative Liability that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement. The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Revenue Purchase and Sale Agreement and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in other income (expense), net in the consolidated statements of operations. The Revenue Purchase and Sale Agreement was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the Revenue Purchase and Sale Agreement with the embedded derivative and then valuing it without the embedded derivative. The difference between values is determined to be the estimated fair value of the Royalty Fee Derivative Liability. Refer to Note 3. Fair Value Measurements for details regarding the fair value.

The Revenue Purchase and Sale Agreement is accounted for as a liability net of a discount comprising issuance costs and the fair value of the embedded derivative requiring bifurcation. The Company imputes interest expense associated with this liability using the effective interest rate method on a prospective basis. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the consolidated statement of operations. The interest rate on this revenue participation liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. Increases or decreases in forecasted net sales could have a significant impact on the revenue participation liability, interest expense, and the time period for repayment. If the UDENYCA Sale is consummated, the Company plans to use a portion of the proceeds to pay off the 2026 Convertible Notes and buy out certain royalty obligations related to UDENYCA pursuant to the Revenue Purchase and Sale Agreement.

Contingent Consideration

Contingent consideration primarily relates to the potential payments to holders of the CVRs that are contingent upon the achievement of the Company and certain third-parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within loss from operations in the consolidated statements of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for United States government-mandated or privately negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time product is shipped to the Customer. Payment terms differ by jurisdiction and customer, but payment terms typically range from 30 to approximately 80 days from date of shipment and may be extended during the launch period of a new product.

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

On May 2, 2019, the Company and Amgen settled a trade secret action brought by Amgen. As a result, cost of goods sold reflected a mid-single digit royalty on UDENYCA net product revenue from July 1, 2019 to July 1, 2024. Additionally, prior to the CIMERLI Sale, the Company shared a percentage of gross profits on sales of the Company’s biosimilar version of ranibizumab (Lucentis) in certain dosage forms in both a vial and pre-filled syringe presentation (the “Bioeq Licensed Products”) in the United States with Bioeq in the low- to mid-fifty percent range. The Company incurs royalties on net sales of LOQTORZI in the low twenty percent range and, prior to the YUSIMRY Sales Transaction, incurred royalties on net sales of YUSIMRY in the mid-single digit range. Pursuant to the license agreement with Genentech and Bioeq dated June 22, 2022, the Company incurred a royalty that was a low single-digit percentage of net sales of CIMERLI through the end of 2023.

In 2024, 2023 and 2022, cost of goods sold included inventory write-downs, net of $14.1 million, $52.6 million and $26.0 million, respectively.

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of product candidates. The Company recognizes all research and development costs as they are incurred. The Company currently tracks research and development costs incurred on a product candidate basis only for external research and development expenses. The Company’s external research and development expense consists primarily of:

●	expense incurred under agreements with collaborators, consultants, third-party CROs, and investigative sites where a substantial portion of the Company’s preclinical studies and all of its clinical trials are conducted;

●	costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;
●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	option and certain milestone payments related to licensing and collaboration agreements.

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

Selling, General and Administrative Expense

Selling, general and administrative expense comprises primarily compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses were $10.9 million, $10.9 million and $10.5 million in 2024, 2023 and 2022, respectively.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The Company does not expect its unrecognized tax benefits from prior years to change significantly in 2025.

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

The terms of vehicles leased under the Company’s fleet agreement (“Vehicle Lease Agreement”) were 36 months. The vehicles leased under this arrangement were classified as finance leases. Finance leases are included in property and equipment, net, accrued and other current liabilities, and lease liabilities, non-current in the consolidated balance sheets. Assets under finance leases are depreciated to operating expenses on a straight-line basis over the lease term. As of December 31, 2024, the Company has fully satisfied its finance lease obligations and no longer has any related right-of-use assets or lease liabilities on its consolidated balance sheets.

The operating lease right-of-use assets and the lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date or the lease modification date, as applicable, in determining the lease liabilities as the Company's leases generally do not provide an implicit rate.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, PSOs, restricted stock units (“RSUs”) and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive (see Note 14. Net Income (Loss) Per Share).

Comprehensive Income (Loss)

Comprehensive income (loss) includes the following two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustments in 2024, 2023 and 2022.

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

For the year ended December 31, 2023, the consolidated statements of operations included $3.6 million in research and development expense and $1.3 million in selling, general and administrative expense related to the reduction in force.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year presentation in 2024, including amounts in the consolidated statements of cash flows. There were no changes to net cash used in operating activities and net cash provided by (used in) investing activities in the consolidated statements of cash flows for the prior years as a result.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 was adopted on a retrospective basis as of December 31, 2024, and it did not change the way that the Company identifies its reportable segments. The adoption did not have a material impact on the Company’s segment-related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose certain disaggregated costs and expenses on an annual and interim basis in the notes to the financial statements. It also requires disclosure of the total amount of selling expenses, and the Company’s definition of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

2.Revenue

The Company launched LOQTORZI in December 2023, YUSIMRY in July 2023 and CIMERLI in October 2022. Net revenue for sales of YUSIMRY and CIMERLI effectively ceased following the disposition of these two product lines on June 26, 2024 and March 1, 2024, respectively (see Note 6. Acquisition and Dispositions). All net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Products
UDENYCA	$205,951	$127,064	$203,814
CIMERLI	27,079	125,388	6,946
YUSIMRY	7,541	3,574	—
LOQTORZI	19,131	554	—
Total net product revenue	259,702	256,580	210,760
Other revenue	7,258	664	282
Total net revenue	$266,960	$257,244	$211,042

Gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Year Ended December 31,
	2024	2023	2022
McKesson Corporation	42%	40%	38%
Cencora (previously known as AmeriSource-Bergen Corporation)	38%	43%	44%
Cardinal Health, Inc.	18%	15%	17%

Product Sales Discounts and Allowances

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current on the accompanying consolidated balance sheets.

In connection with the Sale Transactions, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred related to shipments prior to March 1, 2024 for CIMERLI and June 26, 2024 for YUSIMRY. Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement with Sandoz (the “CIMERLI TSA”) in March 2024 for CIMERLI and the Company’s Transition Services Agreement with HKF (the “YUSIMRY TSA” and, together with the CIMERLI TSA, collectively the “TSA”) in June 2024 for YUSIMRY are reflected within TSA receivables, net and TSA payables and other accrued liabilities in the consolidated balance sheets and are excluded from the below table (see Note 6. Acquisition and Dispositions).

The activities and ending reserve balances for each significant category of sales discounts and allowances, which constitute variable consideration, are as follows:

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2021	$29,665	$54,004	$26,054	$109,723
Provision related to sales made in:
Current period	436,865	68,399	73,435	578,699
Prior period - increase (decrease)	(2,090)	(1,050)	32	(3,108)
Payments and customer credits issued	(421,763)	(82,640)	(80,408)	(584,811)
Balances at December 31, 2022	42,677	38,713	19,113	100,503
Provision related to sales made in:
Current period	590,772	143,370	110,183	844,325
Prior period - increase (decrease)	(1,361)	1,424	3,744	3,807
Payments and customer credits issued	(558,135)	(62,370)	(83,245)	(703,750)
Balances at December 31, 2023	73,953	121,137	49,795	244,885
Provision related to sales made in:
Current period	912,079	189,309	145,533	1,246,921
Prior period - increase (decrease)	(990)	7,391	(2,571)	3,830
Payments and customer credits issued	(874,264)	(194,099)	(151,628)	(1,219,991)
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645

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

In connection with the Surface Acquisition on September 8, 2023 (see Note 6. Acquisition and Dispositions), the Company recorded contingent consideration liabilities related to CVRs. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. If different assumptions were used for the various inputs, the estimated fair value could be significantly higher or lower than the fair value the Company determined. For example, increases in discount rates and the time to payment may result in lower fair value measurements. There is no assurance that any of the conditions for payment of the CVR liabilities will be met. During the three months ended March 31, 2024, the Company impaired its historical out-licensed partnership program with Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) (NZV930), which resulted in a net impairment charge of $6.8 million in selling, general and administrative expenses in the consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero. The remaining CVR liability associated with GSK of $0.5 million and other contingent consideration are recorded in other liabilities, non-current on the consolidated balance sheets at December 31, 2024. As of December 31, 2023, the CVR liability was reduced by a fair value adjustment of $0.9 million which was recorded within selling, general and administrative expense in the consolidated statements of operations.

On May 8, 2024, the Company recognized the Royalty Fee Derivative Liability which was estimated to be $9.2 million in connection with the Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities), which is recorded in accrued and other current liabilities on the consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the probability of certain events, the discount rate corresponding to the risk of revenue, and to a much lesser extent the estimated volatility of these revenues. As of December 31, 2024, the estimated fair value of the Royalty Fee Derivative Liability increased to $13.6 million, resulting in a $4.4 million charge recorded in other income (expense), net on the consolidated statements of operations.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial liabilities and financial assets measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents	$125,549	$—	$—	$125,549
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$13,620	$13,620
Contingent consideration	—	—	632	632
Total	$—	$—	$14,252	$14,252

	Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$88,460	$998	$—	$89,458
Marketable debt securities:
U.S. government agency securities	5,195	—	—	5,195
U.S. treasury securities	2,993	—	—	2,993
Commercial paper and corporate notes	—	6,669	—	6,669
Prepaid financial instrument in Prepaid manufacturing(2)	—	—	625	625
Total	$96,648	$7,667	$625	$104,940
Financial Liabilities:
Contingent consideration	$—	$—	$4,472	$4,472

(1)	Cash equivalents consist of money market funds, U.S treasury securities, and commercial paper and corporate notes with original maturities of 90 days or less.
(2)	Relates to Optional Stock Purchase Agreement.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	December 31, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$125,549	$—	$—	$125,549

	December 31, 2023
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$79,484	$—	$—	$79,484
U.S. government agency securities	5,200	—	(5)	5,195
U.S. treasury securities	11,967	2	—	11,969
Commercial paper and corporate notes	7,673	—	(6)	7,667
Total	$104,324	$2	$(11)	$104,315

The Company held 9 positions that were in unrealized loss positions as of December 31, 2023. No impairment was recognized in 2024 and 2023. As of December 31, 2023, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately 9 months. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2023.

4.Inventory

Inventory consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$18,014	$12,975
Work in process	83,170	82,588
Finished goods	12,686	34,537
Total	$113,870	$130,100

During 2024, the Company recorded $14.1 million in charges for the write-down of UDENYCA inventory that did not meet acceptance criteria. Inventory as of December 31, 2023 included $16.4 million related to the CIMERLI ophthalmology franchise and $17.0 million related to the YUSIMRY immunology franchise (see Note 6. Acquisition and Dispositions). During the year ended December 31, 2023, the Company recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory, which included the recognition of $20.5 million in certain firm purchase commitments in cost of goods sold in the consolidated statements of operations. Of this charge, $11.5 million was reflected in accrued and other current liabilities and $9.0 million in other liabilities, non-current in the consolidated balance sheets as of December 31, 2023. Liabilities for firm inventory purchase commitments related to YUSIMRY were derecognized upon the YUSIMRY sale.

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current in the consolidated balance sheets. As of December 31, 2024 and 2023, the non-current portion of inventory consisted of raw materials, work in process and a portion of finished goods. The following table presents the inventory balance sheet classifications:

	December 31,
(in thousands)	2024	2023
Inventory	$70,094	$62,605
Inventory, non-current	43,776	67,495
Total	$113,870	$130,100

Prepaid manufacturing of $11.6 million as of December 31, 2024 included prepayments of $5.3 million to CMOs for manufacturing services of the Company’s products and prepayments of $6.4 million to various CMOs for research and development pipeline programs. Prepaid manufacturing of $23.7 million as of December 31, 2023 includes prepayments of $12.6 million to CMOs for manufacturing services, of which $6.4 million related to the CIMERLI ophthalmology franchise and $0.5 million related to the YUSIMRY immunology franchise (see Note 6. Acquisition and Dispositions), and prepayments of $11.1 million to various CMOs for research and development pipeline programs.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Machinery and equipment	$13,437	$13,124
Computer equipment and software	3,582	3,546
Furniture and fixtures	1,055	1,055
Leasehold improvements	5,751	5,751
Finance lease right of use assets	—	2,294
Total property and equipment	23,825	25,770
Accumulated depreciation and amortization	(20,988)	(20,651)
Property and equipment, net	$2,837	$5,119

Depreciation and amortization expense related to property and equipment, net was $1.8 million, $3.2 million and $3.6 million in 2024, 2023 and 2022, respectively. There were no material impairments of property and equipment in 2024, 2023 and 2022.

As of December 31, 2024 and 2023, the net book value of software implementation costs related to hosting arrangements was $2.0 million and $3.2 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Finite-lived assets, net of accumulated amortization of $2,719 and $639, as of December 31, 2024 and 2023, respectively	$24,787	$41,871
Indefinite-lived assets - in-process research and development	28,859	28,859
Goodwill	—	943
Total Intangible assets, net	$53,646	$71,673

Amortization expense related to finite-lived intangible assets was $3.4 million during the year ended December 31, 2024 and immaterial for the years ended December 31, 2023 and 2022. As of December 31, 2024, amortization expense related to finite-lived assets for each of the five succeeding fiscal years is expected to be approximately $2.7 million. The weighted average remaining life of the finite-lived assets is 9.4 years on December 31, 2024.

In connection with the CIMERLI Sale on March 1, 2024, a finite-lived asset, net of $2.1 million and goodwill of $0.9 million were derecognized. In connection with the YUSIMRY Sale on June 26, 2024, a finite-lived asset with a net value of $0.9 million was derecognized.

The exclusive license of NZV930 to Novartis Institutes, acquired as part of the Surface Acquisition, was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, the Company recognized an impairment charge of $10.6 million for the carrying value of the Novartis Institutes out-license during the three months ended March 31, 2024, which was classified within selling, general and administrative expense in the consolidated statements of operations.

No impairment charges were recognized for goodwill or intangible assets during 2023 or 2022.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued commercial and research and development manufacturing	$12,449	$23,470
Accrued co-development costs and milestone payments	12,500	26,812
Accrued royalties	1,498	42,031
Royalty fee derivative liability (Notes 3 and 8)	13,620	—
Revenue participation liability, current (Note 8)	1,148	—
Accrued other	17,382	7,628
Lease liabilities, current	1,691	2,145
Contingent consideration, current	—	3,300
Total Accrued and other current liabilities	$60,288	$105,386

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	December 31,
(in thousands)	2024	2023
Contingent consideration, non-current	$632	$1,172
Deferred tax liability (Note 13)	1,102	1,102
Revenue participation liability, non-current (Note 8)	27,595	—
Other	—	10,287
Total Other liabilities, non-current	$29,329	$12,561

6. Acquisition and Dispositions

2024 Dispositions

UDENYCA Sale (subject to closing)

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, the Company has agreed to divest the UDENYCA Business to Intas. As consideration for the UDENYCA Sale, Intas has agreed to pay the Company $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. Intas has designated Accord to purchase the physical assets, including product inventory. In addition, upon the achievement of certain contingent events by Intas, the Company is also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. If the UDENYCA Sale is consummated, the Company plans to use a portion of the proceeds to pay off the 2026 Convertible Notes and buy out certain royalty obligations related to UDENYCA pursuant to the Revenue Purchase and Sale Agreement.

Closing of the UDENYCA Sale is not subject to a financing condition, but is subject to closing conditions, including (i) approval of the Company’s stockholders, which has occurred, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, (iii) clearance from Committee on Foreign Investment in the United States or any member agency thereof acting in its capacity as a member agency, which has occurred, and (iv) certain additional closing conditions related to packaging by the Company’s packaging and labeling CMOs for UDENYCA and FDA authorization of commercial supply from the Company’s additional packaging and labeling CMO for UDENYCA.

The Company anticipates the transactions contemplated by the UDENYCA Purchase Agreement to close late in the first quarter or early in the second quarter of 2025. Costs of $6.7 million related to the UDENYCA Sale were recorded in selling, general and administrative expense in the consolidated statements of operations during the year ended December 31, 2024.

YUSIMRY Sale

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY. In exchange, HKF paid upfront cash consideration of $40.0 million and assumed certain liabilities, including $17.0 million of inventory purchase commitments. During 2024, the Company recognized a net gain on the YUSIMRY Sale of $22.8 million, which included the cash receipts of $40.0 million less net assets transferred to HKF or otherwise derecognized and transaction costs of $1.0 million. At December 31, 2024, unpaid transaction costs totaled $0.9 million. The pretax profit (loss) related to the YUSIMRY immunology franchise, which excludes any corporate overhead allocations, was $(3.1) million, $(59.7) million and $(34.4) million during the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with the YUSIMRY Sale, the Company and HKF entered into the YUSIMRY TSA, pursuant to which the Company is providing certain business support services on behalf of HKF including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers and were substantially completed by December 31, 2024. Under the YUSIMRY TSA, the Company is entitled to be reimbursed for its costs and has recorded income of $0.8 million for the year ended December 31, 2024 in other income (expense), net in the consolidated statements of operations. As of December 31, 2024, assets of $2.3 million and liabilities of $4.3 million related to transactions entered into on behalf of HKF in accordance with the YUSIMRY TSA were presented in TSA receivables, net and TSA payables and other accrued liabilities, respectively, in the consolidated balance sheets.

CIMERLI Sale

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology, to Sandoz for upfront, all-cash consideration of $170.0 million plus an additional $17.8 million for CIMERLI product inventory and prepaid manufacturing assets. During 2024, the Company recognized a net gain on the CIMERLI Sale of $153.8 million, which included the cash receipts of $187.8 million less assets transferred to Sandoz, assets derecognized, transaction costs of $7.2 million, and other related employee transition expenses. As of December 31, 2024, unpaid commitments for retention bonuses totaled $4.7 million. The pretax profit (loss) related to the CIMERLI ophthalmology franchise, which excludes any corporate overhead allocations, was $2.4 million, $16.6 million and $(16.7) million during the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with the CIMERLI Sale, the Company and Sandoz entered into the CIMERLI TSA, pursuant to which the Company is providing certain business support services on behalf of Sandoz including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for a period not expected to extend beyond July 15, 2025. Under the CIMERLI TSA, the Company is entitled to be reimbursed for its costs and has recorded income of $1.7 million for the year ended December 31, 2024 in other income (expense), net in the consolidated statements of operations. As of December 31, 2024, assets related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $8.7 million were presented in TSA receivables, net and liabilities related to transactions entered into on behalf of Sandoz in accordance with the CIMERLI TSA of $6.8 million were presented in TSA payables and other accrued liabilities in the consolidated balance sheets.

2023 Acquisition

Surface Acquisition

On September 8, 2023 (the “Acquisition Date”), in accordance with an Agreement and Plan of Merger dated June 15, 2023 (the “Merger Agreement”) by and among the Company, Crimson Merger Sub I, Inc. (“Merger Sub I”), Crimson Merger Sub II, LLC (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”) and Surface, the Company completed the Surface Acquisition. The Surface Acquisition expanded the Company’s immuno-oncology pipeline by adding important new assets, including: casdozokitug (CHS-388, formerly SRF388), an investigational, novel IL-27-targeted antibody, and CHS-114 (formerly SRF114), an investigational, CCR8-targeted antibody.

On the Acquisition Date, and in accordance with the Merger Agreement, the Company issued to the holders of all outstanding Surface common stock (subject to certain exceptions) 0.1960 shares of Coherus common stock in exchange for each share of outstanding Surface common stock and certain outstanding Surface employee equity awards. The exchange ratio was calculated pursuant to the terms of the Merger Agreement and was based on a $5.2831 per share price of Coherus common stock and a nominal total amount of cash in lieu of fractional shares. Surface shareholders also received one CVR for each share of Surface common stock and employee equity award converted. Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at the Company’s discretion during the ten-year period following September 8, 2023, for the sum of the following, less any permitted deductions in accordance with the CVR Agreement:

●	70% of all milestone- and royalty-based payments received by the Company or its affiliates under the GSK Agreement related to the program GSK4381562;
●	25% of any upfront payment received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for CHS-114; and
●	50% of any upfront payment received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

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

The out-license intangible assets represent potential milestone and royalty-based payments to be received under two out-licensed partnership programs to advance certain next-generation cancer therapies, Novartis Institutes (NZV930) and GSK (GSK4381562). Surface shareholders received CVRs for certain percentages of these milestone and royalty-based payments, as further explained above. The exclusive license of NZV930 to Novartis Institutes was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, during the first quarter of 2024, the Company recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero.

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

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company became obligated to pay Junshi Biosciences up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which we have already paid $25.0 million, and a royalty in the low twenty percent range on net sales of LOQTORZI.

In March 2022, the Company paid $35.0 million for the exercise of its option to license CHS-006. Thereafter, Junshi Biosciences and the Company jointly developed CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. However, on January 10, 2024, the Company announced that it delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement. The Company plans to continue to wind down work with Junshi Biosciences on the TIGIT Program pursuant to the termination. If the Company exercises its remaining option for the IL-2 cytokine, it will be obligated to pay Junshi Biosciences an additional option exercise fee of $35.0 million and an 18% royalty on net sales, up to $85.0 million for the achievement of certain regulatory approvals, and up to $170.0 million for the attainment of certain sales thresholds. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of LOQTORZI and the other licensed compounds and will pay for a portion of these co-development activities up to a maximum of $25.0 million per licensed compound per year. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

On October 27, 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. As a result, a $25.0 million milestone payment became due to Junshi Biosciences in the first quarter of 2024 pursuant to the Collaboration Agreement. In March 2024, the Company entered into an Amendment No. 2 to the Collaboration Agreement (the “2nd Amendment”) with Junshi Biosciences to revise the timing of the $25.0 million milestone payment. Under the terms of the 2nd Amendment, the $25.0 million milestone payment was split into two installments of $12.5 million each, with one paid in the second quarter of 2024 and one paid in January of 2025.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. During the year ended December 31, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. Research and development expenses recognized for obligations to Junshi Biosciences were $8.0 million and $68.5 million (inclusive of the $35.0 million option fee) in 2023 and 2022, respectively. In the consolidated balance sheets as of December 31, 2024 and 2023, the Company classified $12.5 million and $25.0 million, respectively, in accrued and other current liabilities and $0.4 million and $6.3 million in accounts payable, respectively, related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $1.5 million as of December 31, 2024 and immaterial at December 31, 2023. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

Apotex

On June 27, 2024, the Company entered into the Canada License Agreement with Apotex, pursuant to which, the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars which has been classified as net revenue in the consolidated statements of operations for the year ended December 31, 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Lastly, Apotex agreed to pay the Company a low double-digit percentage of any future net sales of toripalimab in Canada that the Company will subsequently pay to Junshi Biosciences pursuant to the Collaboration Agreement.

The Canada License Agreement term continues until the tenth year after the first commercial sales of toripalimab in Canada, subject to an extension for a subsequent ten-year term at the option of Apotex. Apotex may terminate the Canada License Agreement for any reason after a specified notice period. The Canada License Agreement will terminate automatically if the rights granted to the Company by the Collaboration Agreement are terminated, if there is material breach that is not cured, if there are certain challenges to licensed patents by Apotex and in the case of certain insolvency events.

Bioeq

On November 4, 2019, the Company entered into a license agreement with Bioeq (the “Bioeq License Agreement”) for the commercialization of the Bioeq Licensed Products. Under this agreement, Bioeq granted to the Company an exclusive, royalty-bearing license to commercialize the Bioeq Licensed Products in the field of ophthalmology (and any other approved labelled indication) in the United States.

The Company accounted for the licensing transaction as an asset acquisition under the relevant accounting rules. The terms of the Bioeq Agreement included milestone payments in connection with the achievement of certain development and regulatory milestones with respect to the Bioeq Licensed Products in the United States, including a €2.5 million milestone related to the FDA approval of the CIMERLI Section 351(k) BLA that was paid in 2022. The Company shared a percentage of gross profits on sales of Bioeq Licensed Products in the United States with Bioeq in the low- to mid-fifty percent range. Royalties due to Bioeq were $38.4 million as of December 31, 2023.

On January 19, 2024 the Company entered into the CIMERLI Purchase Agreement with Sandoz. Pursuant to the CIMERLI Purchase Agreement, on March 1, 2024, the Company completed the divestiture of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology. Refer to Note 6. Acquisition and Dispositions for additional information. Upon closing of the CIMERLI Sale, the Bioeq License Agreement was assumed by Sandoz.

Adimab Development and Option Agreement

In October 2018, Surface and Adimab entered into the A&R Adimab Agreement, which amended and restated the Original Adimab Agreement, for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, the Company will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, provided access to additional antibodies and expanded the Company’s right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

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

Out-Licensing Agreement Acquired as part of the Surface Acquisition

On September 8, 2023, at the closing of the Surface Acquisition, all the assets, liabilities, rights and obligations of Surface were assumed by the Company’s direct, wholly-owned subsidiary, Surface Oncology, LLC. See further details in Note 6. Acquisition and Dispositions above.

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize the Licensed Antibodies. GSK is responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK is responsible for all costs and expenses of such development, manufacturing and commercialization and is obligated to provide the Company with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. The Company is eligible to receive up to $60.0 million in additional clinical milestones and $155.0 million in regulatory milestones. In addition, the Company may receive up to $485.0 million in sales milestone payments. The Company is also eligible to receive royalties on global net sales of any approved products based on the Licensed Antibodies, ranging in percentages from high single digits to mid-teens. Due to the uncertainty of pharmaceutical development and the historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments under the GSK Agreement. The Company has not recognized license-related revenue under the GSK Agreement to date.

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

8.Financial Liabilities

A summary of the Company’s debt obligations, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,962)	$36,698	$36,698	Level 2*
2026 Convertible Notes	$230,000	$(1,771)	$228,229	$223,100	Level 2**

	At December 31, 2023
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2027 Term Loans	$250,000	$(3,519)	$246,481	$246,481	Level 2*
2026 Convertible Notes	$230,000	$(3,112)	$226,888	$150,155	Level 2**

*

The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximates fair value.

**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility of $38.7 million that was fully funded on the 2029 Term Loan Effective Date with the Agent and the 2029 Lenders. The net proceeds of $37.5 million, net of the original issuance discount, were used by the Company to help repay in full the existing outstanding indebtedness owed by the Company to BioPharma Credit, PLC (“BioPharma”), BPCR Limited Partnership (a “2027 Lender”), and Biopharma Credit Investments V (Master) LP (a “2027 Lender”) pursuant to the 2027 Term Loans.

The 2029 Term Loan is governed by the 2029 Loan Agreement. The 2029 Term Loan will mature on May 8, 2029. The amounts borrowed under the 2029 Term Loan accrue interest equal to 8.0% per annum, plus a three-month SOFR rate. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The Company may prepay the 2029 Term Loan in full or in part provided the Company (i) provides at least three (3) business days’ prior written notice to the Agent, (ii) pays on the date of such prepayment (A) all outstanding principal to be prepaid plus accrued and unpaid interest, (B) a prepayment fee of (x) 10.0% of the 2029 Term Loans so prepaid if paid on or after the first anniversary of the 2029 Term Loan Effective Date and before the second anniversary of the 2029 Term Loan Effective Date; (y) 5.0% of the 2029 Term Loan so prepaid if paid after the second anniversary of the 2029 Term Loan Effective Date and on or before the third anniversary of the 2029 Term Loan Effective Date; and (z) 0% of the 2029 Term Loan so prepaid if paid after the third anniversary of the 2029 Term Loan Effective Date, (C) if paid before the first anniversary of the 2029 Term Loan Effective Date, a make-whole amount equal to the interest that would have accrued from the date of prepayment through the first anniversary of the 2029 Term Loan Effective Date, and (D) all other sums, if any, that shall become due and payable under the 2029 Loan Agreement, including interest at the default rate with respect to any past due amounts. Amounts outstanding during an event of default shall accrue interest at an additional rate of 4.0% per annum, which interest shall be payable on demand in cash.

The 2029 Term Loan is secured by a lien on substantially all of the assets of the Company, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant that commenced on the 2029 Term Loan Effective Date, which requires the Company to maintain certain levels of cash and cash equivalents. As of December 31, 2024, the Company was in compliance with these covenants other than to the extent that the disclosures set forth in Item 9A of this Annual Report on Form 10-K do not comply with the requirements of subclause (ii) of Section 5.2(a)(i) of the 2029 Loan Agreement for which the Company is in possession of a valid waiver, and there were no events of default under the 2029 Term Loan.

The Company incurred $2.2 million of debt discount and issuance costs relating to the issuance of the 2029 Term Loan, which were recorded as a reduction to the carrying value of the 2029 Term Loan on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the five-year contractual term of the 2029 Term Loan using the effective interest rate method.

The Company adopted the prospective method to account for future cash payments. Under the prospective method, the effective interest rate is not constant, and any change in the expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table presents the components of interest expense related to the 2029 Term Loan:

(in thousands)	Year Ended December 31, 2024
Contractual interest	$3,319
Amortization of debt discount and debt issuance costs	201
Total interest expense	$3,520

As of December 31, 2024, the total remaining unamortized debt discount and debt offering costs of $2.0 million will be amortized using the effective interest rate over the remaining term of 4.4 years.

Assuming the fourth quarter of 2024 interest rate of 12.6%, future payments on the 2029 Term Loan are as follows:

Year ending December 31, (in thousands)
2025 - interest only	$4,940
2026 - interest only	4,940
2027 - interest only	4,940
2028 - interest only	4,954
2029 and thereafter - principal and interest	40,379
Total minimum payments	60,153
Less amount representing interest	(21,493)
2029 Term Loan, gross	38,660
Less unamortized debt discount and debt issuance costs	(1,962)
Net carrying amount of 2029 Term Loan	$36,698

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into the Revenue Purchase and Sale Agreement with Coduet Royalty Holdings, LLC, as administrative agent, and the Purchaser Group. Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Revenue Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Revenue Purchase Price allocated to each product. The Company may also buy out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the

Revenue Purchase Price. The proceeds from the Revenue Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans. The Company has announced that it plans to use a portion of the proceeds of the contemplated UDENYCA Sale to buy out the right to receive royalties on net sales of UDENYCA which is expected to be $47.7 million assuming a close late in the first quarter or early in the second quarter of 2025 in accordance with the Revenue Purchase and Sale Agreement.

The Revenue Purchase and Sale Agreement contains various representations and warranties, including with respect to organization, authorization, and certain other matters, certain covenants with respect to payment, reporting, intellectual property, in-licenses, out-licenses, and certain other actions, indemnification obligations and other provisions customary for transactions of this nature.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of the Revenue Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability. Additionally, there was $1.4 million in issuance costs. The Company is amortizing the discount and issuance costs to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. For the year ended December 31, 2024, interest expense was $7.2 million, inclusive of the amortization of discount and issuance costs of $1.3 million. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	December 31, 2024
Revenue participation liability	$37,994
Less unamortized discount and issuance costs	(9,251)
Net carrying value	$28,743

Classification on the consolidated balance sheets is as follows:

(in thousands)	Balance Sheet Classification	December 31, 2024
Revenue participation liability, current	Accrued and other current liabilities	$1,148
Revenue participation liability, non-current	Other liabilities, non-current	27,595
Net carrying value		$28,743

2027 Term Loan

The Company entered into the Loan Agreement with BioPharma and the 2027 Lenders for a senior secured term loan facility of up to $300.0 million, of which $250.0 million was funded. Starting April 1, 2023, the 2027 Term Loans accrued interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%.

On February 5, 2024, the Company entered into the Consent and Amendment with the Collateral Agent and the 2027 Lenders. Pursuant to and subject to terms and conditions in the Consent and Amendment, among other things: (1) the 2027 Lenders and the Collateral Agent provided consent to consummation of the transactions contemplated by the CIMERLI Purchase Agreement between the Company and Sandoz, and released a subsidiary of the Company from its obligations and certain assets subject to the transactions contemplated thereby, (2) the 2027 Lenders and the Collateral Agent required the Company to make a partial prepayment of the principal of the loans outstanding under the 2027 Loan Agreement in the amount of $175.0 million upon consummation of the CIMERLI Sale, subject to certain conditions and (3) the parties thereto agreed to adjust the minimum net trailing twelve month net sales covenant level to be $125.0 million under the 2027 Loan Agreement.

As a result of the closing of the CIMERLI Sale, the Company made a partial prepayment of $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans on April 1, 2024, and including the prepayment premium fee, make-whole and accrued interest, the Company paid $181.9 million. On May 8, 2024, in connection with entering into the 2029 Term Loan and the Revenue Purchase and Sale Agreement, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2027 Term Loans. The May 8, 2024 payoff amount of $79.6 million included repayment in full of all outstanding principal, accrued interest, a 3.0% prepayment premium fee of the principal amount, a make-whole interest payment and lender fees. During the year ended December 31, 2024, the Company recorded a $12.6 million loss on debt extinguishment in the consolidated statements of operations for the payoff of the 2027 Term Loans, which included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

The following table presents the components of interest expense related to the 2027 Term Loans:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contractual interest	$9,916	$34,289	$20,243
Amortization of debt discount and debt issuance costs	1,277	1,094	4,550
Total interest expense	$11,193	$35,383	$24,793

1.5% Convertible Senior Subordinated Notes due April 2026

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

At any time before the close of business on the second scheduled trading day immediately before the maturity date, noteholders may convert their 2026 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents an initial conversion price of approximately $19.26 per share of common stock. The initial conversion price represents a premium of approximately 30.0% over the last reported sale of $14.82 per share of the Company’s common stock on the Nasdaq Global Market on April 14, 2020, the date the 2026 Convertible Notes were issued. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. If a “make-whole fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time for noteholders who convert their 2026 Convertible Notes in connection with that make-whole fundamental change. The 2026 Convertible Notes are not redeemable at the Company’s election before maturity. If a “fundamental change” (as defined in the indenture for the 2026 Convertible Notes) occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2026 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The Company has announced that it plans to use part of the proceeds that it receives at the closing of the UDENYCA Sale to fully repay the outstanding 2026 Convertible Notes.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). The occurrence of such events of default could result in the acceleration of all amounts due under the 2026 Convertible Notes.

As of December 31, 2024, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

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

The Company incurred $0.9 million of debt issuance costs relating to the issuance of the 2026 Convertible Notes, which were recorded as a reduction to the notes in the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the six-year contractual term of the notes using the effective interest rate method.

If the 2026 Convertible Notes were converted on December 31, 2024, the holders of the 2026 Convertible Notes would have received common shares with an aggregate value of $16.5 million based on the Company’s closing stock price of $1.38 as of December 31, 2024.

The following table presents the components of interest expense related to 2026 Convertible Notes:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stated coupon interest	$3,450	$3,450	$3,450
Amortization of debt discount and debt issuance costs	1,341	1,313	1,286
Total interest expense	$4,791	$4,763	$4,736

The remaining unamortized debt discount and debt offering costs related to the Company’s 2026 Convertible Notes of $1.8 million as of December 31, 2024, will be amortized using the effective interest rate over the remaining term of the 2026 Convertible Notes. The annual effective interest rate is 2.1% for the 2026 Convertible Notes.

Future payments on the 2026 Convertible Notes as of December 31, 2024 are as follows:

Year ending December 31, (in thousands)
2025 - interest only	$3,450
2026 - principal and interest	231,725
Total minimum payments	235,175
Less amount representing interest	(5,175)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(1,771)
Net carrying amount of 2026 Convertible Notes	$228,229

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

The following table presents the components of interest expense of the 2022 Convertible Notes:

(in thousands)	Year Ended December 31, 2022
Stated coupon interest	$2,050
Amortization of debt discount and debt issuance costs	521
Total interest expense	$2,571

2025 Term Loan

On January 7, 2019, the Company entered into the 2025 Term Loan with affiliates of Healthcare Royalty Partners (together, the “2025 Lender”). The 2025 Term Loan consisted of a six-year term loan facility for an aggregate principal amount of $75.0 million (the “Borrowings”). Starting January 1, 2020, the Borrowings under the 2025 Term Loan bore interest at 6.75% per annum plus three month LIBOR. Interest was payable quarterly in arrears.

Pursuant to the terms of the 2025 Term Loan, the Company was required to begin paying principal on the Borrowings in equal quarterly installments beginning on January 7, 2022, with the outstanding balance to be repaid on January 7, 2025, the maturity date. In January 2022, pursuant to the Company entering into the 2027 Term Loans, the Company voluntarily prepaid all amounts outstanding under the 2025 Term Loan. The payoff amount of $81.9 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the Borrowings principal amount, and an exit fee of 4.0% of the Borrowings principal amount. The prepayment premium fee and unamortized exit fee, debt discount and debt issuance costs, net from the 2025 Term Loan totaled $6.2 million and was recorded in loss on debt extinguishment in the consolidated statements of operations for 2022. Interest expense for the year ended December 31, 2022 was immaterial.

9.	Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of December 31, 2024, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2025	$69,450
2026	16,449
2027	600
Total obligations	$86,499

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees. In connection with the YUSIMRY Sale, HKF assumed $17.0 million in YUSIMRY inventory purchase commitments, of which $17.0 million remained as of December 31, 2024. If HKF were to default on its obligations under the YUSIMRY Purchase Agreement, the Company could become liable to pay any unpaid portion of these purchase commitments.

The substantial majority of these purchase commitments are expected to transfer to the Intas Parties in conjunction with the UDENCYA Sale, if the transaction closes as anticipated.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it’s determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of December 31, 2024 and 2023, the Company had an accrual of $6.4 million related to such matters that was included in accrued rebates, fees and reserves in the consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. If the Company has any liability related to Zinc, it does not expect that it will transfer to Intas as part of the UDENYCA Sale. The Company has an accrual established as of December 31 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

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

In 2019, the Company entered into the Vehicle Lease Agreement, pursuant to which the Company leased approximately 50 vehicles as of December 31, 2023. The vehicles leased under this arrangement were classified as finance leases. Beginning in February 2023, the Company no longer enters into these leasing arrangements and began transitioning to a reimbursement program with its employees. As of December 31, 2024, the Company has no remaining obligation under the vehicle leasing arrangement.

Supplemental information related to the Company’s leases is as follows:

(in thousands)		December 31,
Assets	Balance Sheet Classification	2024	2023
Operating leases	Other assets, non-current	$4,518	$5,912
Finance leases	Property and equipment, net	—	1,022
Total leased assets		$4,518	$6,934

(in thousands)		December 31,
Liabilities	Balance Sheet Classification	2024	2023
Operating lease liabilities, current	Accrued and other current liabilities	$1,691	$1,424
Operating lease liabilities, non-current	Lease liabilities, non-current	3,286	4,977
Total operating lease liabilities		$4,977	$6,401

Finance lease liabilities, current	Accrued and other current liabilities	$—	$721
Finance lease liabilities, non-current	Lease liabilities, non-current	—	351
Total finance lease liabilities		$—	$1,072

Other information related to lease term and discount rate is as follows:

	December 31,
	2024	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	2.7 years	3.6 years	2.2 years
Finance leases	—	1.4 years	2.2 years
Weighted-Average Discount Rate
Operating leases	11.9%	11.8%	8.0%
Finance leases	—	8.7%	8.4%

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$225	$1,069	$1,228
Interest on lease liabilities	24	146	166
Total finance lease cost	249	1,215	1,394
Operating lease cost	2,066	2,984	3,154
Total lease cost	$2,315	$4,199	$4,548

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,095	$3,560	$3,401
Operating cash flows from finance leases	$24	$145	$155
Financing cash flows from finance leases	$248	$1,034	$1,228
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,653	$—
Finance leases	$—	$—	$2,694

As of December 31, 2024, the maturities of the lease liabilities were as follows:

Year ending December 31, (in thousands)	Operating leases
2025	$2,192
2026	2,126
2027	1,530
Total lease payments	5,848
Less imputed interest	(871)
Lease liabilities	$4,977

11.Stockholders’ Deficit

Public Offering

On May 16, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company issued and sold the an aggregate of 11,764,706 shares (the “Firm Shares”) of our common stock, par value $0.0001 per share, to the Underwriters (the “Public Offering”). Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,764,705 shares of common stock (the “Option Shares,” and together with the Firm Shares, the “Shares”), which the Underwriters elected to exercise in full. The price to the public in the Public Offering was $4.25 per share. The Underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $3.995 per share.

The Offering was made pursuant to a prospectus supplement and related prospectus filed with the SEC pursuant to the Company’s Registration Statement under which the Company may offer and sell up to $150.0 million in the aggregate of its common stock, including the common stock already sold, preferred stock, debt securities, warrants and units from time to time in one or more offerings. On May 18, 2023, the Company completed the sale and issuance of an aggregate of 13,529,411 Shares, including the exercise in full of the Underwriters’ option to purchase the Option Shares. The Company received net proceeds of approximately $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.

ATM Offering

On November 8, 2022, the Company filed a Registration Statement. Also on November 8, 2022, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may issue and sell from time to time up to $150.0 million of its common stock, including the common stock already sold, through or to Cowen as the Company’s sales agent or principal in the ATM Offering.

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

The following table summarizes information regarding settlements under the ATM Offering:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Number of common stock shares sold during the period	650,005	3,559,761	916,884
Weighted-average price per share	$2.44	$5.43	$7.30
Gross proceeds	$1,589	$19,339	$6,692
Less commissions and fees	(40)	(483)	(168)
Net proceeds after commissions and fees	$1,549	$18,856	$6,524

As of December 31, 2024, the Company had approximately $64.9 million of its common stock remaining available for sales under the ATM Offering.

Common Stock

On October 9, 2023, in accordance with the terms of an optional stock purchase agreement entered into with one of its CMOs on September 28, 2023 (the “Optional Stock Purchase Agreement”), the Company issued 2,225,513 shares of its common stock to one of its CMOs for a price of $3.675 per share, with a total value of $8.2 million in this non-cash transaction. The Optional Stock Purchase Agreement gave the Company the option, in its sole discretion, to elect to pay for certain manufacturing services provided by the CMO by either paying cash or issuing shares of our common stock in a private placement offering (the “Stock Service Fee Payment”). On October 4, 2023, the Company notified the CMO of its election of the Stock Service Fee Payment. The price per share of common stock was equal to the volume-weighted average closing trading price per share of common stock on the Nasdaq Global Market over the ten-trading day period ending on and including October 6, 2023.

12.Stock-Based Compensation and Employee Benefits

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Award Plan (the “Original 2014 Plan”), which became effective upon the closing of the Company’s IPO on November 6, 2014. The Original 2014 Plan was subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors with 2024 being the last calendar year with an automatic annual increase under the Original 2014 Plan. The Original 2014 Plan was amended and restated effective May 29, 2024 as the 2014 Plan with amendments that included an additional 7,000,000 shares reserved for issuance over the existing share reserve and certain other changes to the Original 2014 Plan. Additionally, the evergreen provision has been removed from the 2014 Plan such that any increase in the total number of shares of common stock that may be issued must be approved by stockholders. There were 6,010,528 shares of common stock available for future issuance as of December 31, 2024 under the 2014 Plan. All remaining shares under the Company’s 2010 Equity Incentive Stock Plan (the “2010 Plan”) were transferred to the Original 2014 Plan upon adoption and any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards will return to the 2014 Plan. The 2014 Plan enables the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. While the 2014 Plan allows for non-qualified or incentive stock options, primarily all option grants made since June 2016 have been for non-qualified stock options. Under the 2010 Plan, no awards have been issued since 2014, and there were no shares of common stock available for future issuance as of December 31, 2024.

In June 2016, the Company adopted the 2016 Plan. The 2016 Plan was designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. In connection with the approval of the amendment and restatement of the Original 2014 Plan as the 2014 Plan in 2024, the Company agreed to not make any new awards under the 2016 Plan after May 29, 2024, such that all remaining shares under the 2016 Plan will remain unissued.

Stock option exercises are settled with common stock from the plans’ previously authorized and available pool of shares. If any shares subject to an award granted under the 2014 Plan or 2016 Plan expire, are forfeited or canceled without the issuance of shares, the shares subject to such awards return to the 2014 Plan. In addition, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back to the 2014 Plan. The annual grant to eligible employees can vary depending on the type of award, and the award size is determined by the employee’s grade level.

Stock Options

Incentive stock options and non-statutory stock options may be granted with exercise prices of not less than the fair market value of the common stock on the date of grant. These stock options generally vest over four years, expire in ten years from the date of grant and are generally exercisable after vesting.

In 2024, the Company granted an aggregate of 2,622,500 performance-based stock options (“PSOs”) under the Original 2014 Plan and under the 2014 Plan to its Chief Executive Officer and certain other senior officers, which have a term of ten years. The PSOs granted under the Original 2014 Plan are comprised of 1,982,500 PSOs with performance-based vesting conditions tied to commercial, clinical and strategic milestones (the “Performance Condition PSOs”). The fair value of each Performance Condition PSO was estimated on the grant date, using the Black-Scholes model for PSOs tied to commercial, clinical and strategic milestones. Expense for the Performance Condition PSOs is recognized over the requisite service period only when the performance condition is considered probable of being achieved and is recognized over the period from the grant date through the time the milestone is expected to be achieved. The PSOs granted under the 2014 Plan comprised 640,000 PSOs with total shareholder return vesting tied to performance milestones during specified periods (the “Market Condition PSOs”). The fair value of each Market Condition PSO was estimated on the grant date using a Monte Carlo simulation model.

The following table summarizes option activity from December 31, 2023 through December 31, 2024:

	Options
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Terms	Value
	Options	Exercise Price	(Years)	(in thousands)
Outstanding at December 31, 2023	23,659,240	$13.31
Granted - at fair value	10,513,500	$2.28
Exercised	(174,651)	$1.67
Forfeited/Canceled	(5,292,979)	$9.20
Outstanding at December 31, 2024	28,705,110	$10.10	6.4	$889
Exercisable at December 31, 2024	17,010,902	$14.37	4.6	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable.

Information on the options outstanding and exercisable as of December 31, 2024 is summarized by range of exercise prices as follows:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual Terms	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price
$0.77	-	$2.41	6,361,791	9.5	$1.74	473,666	$2.35
$2.59	-	$5.44	6,000,496	8.3	$3.86	2,069,330	$4.33
$5.86	-	$12.37	5,603,496	5.3	$10.28	4,386,405	$10.54
$12.44	-	$17.06	4,601,126	5.3	$14.64	3,992,175	$14.59
$17.17	-	$26.58	4,691,013	3.8	$18.90	4,642,138	$18.91
$26.62	-	$36.85	1,447,188	0.5	$29.06	1,447,188	$29.06
			28,705,110	6.4	$10.10	17,010,902	$14.37

Additional information on options is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2024	2023	2022
Total intrinsic value of options exercised	$110	$425	$914
Total grant date fair value of options vested	$22,778	$30,467	$34,916
Weighted-average grant date fair value per share of options granted	$1.49	$4.19	$7.04

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $24.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

The Company grants RSUs from time to time primarily to its employees. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest over one to three years from the applicable grant date, provided the employee remains continuously employed with the Company. However, the RSUs granted in 2024 were issued and vested immediately to settle a portion of the 2023 annual employee performance bonuses. The estimated fair value of RSUs is based on the closing price of the Company’s common stock on the grant date.

The following table sets forth the summary of RSUs activity, under the 2014 Plan:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2023	1,726,729	$11.93
RSUs granted	1,976,750	$2.23
RSUs vested	(2,793,626)	$5.41
RSUs canceled	(141,616)	$11.50
Balances at December 31, 2024	768,237	$10.79

Additional information on RSUs is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2024	2023	2022
Total grant date fair value of RSUs vested	$15,101	$18,381	$13,598
Total grant date fair value of RSUs granted	$4,408	$11,386	$22,502
Weighted-average grant-date fair value per share of RSUs granted	$2.23	$8.93	$13.34

As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $2.6 million, which is expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the ESPP. The ESPP provided for annual increases in the number of shares available for issuance on January 1 of each year until January 1, 2024, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. The ESPP had 1,689,547 shares of common stock available for future issuance as of December 31, 2024. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of the ESPP are six-month periods commencing on each May 16 and November 16. As of December 31, 2024, the unrecognized compensation expense associated with the ESPP was immaterial,  which is expected to be recognized over a weighted-average period of 4.5 months.

Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s consolidated statements of operations related to employees and nonemployees:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of goods sold (1)	$1,070	$632	$736
Research and development	8,643	14,596	18,999
Selling, general and administrative	18,089	27,882	31,002
Total stock-based compensation expense	$27,802	$43,110	$50,737

Total stock-based compensation expense capitalized into inventory	$1,407	$1,062	$1,187

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)
Stock options	5.7	6.0	6.1
ESPP	0.5	0.5	0.5
Expected volatility
Stock options	67%	64%	62%
ESPP	88%	105%	70%
Risk-free interest rate
Stock options	3.97%	3.92%	2.37%
ESPP	4.94%	5.35%	3.77%
Expected dividend yield
Stock options	—%	—%	—%
ESPP	—%	—%	—%

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

401(k) Retirement Plan

In 2019, the Compensation Committee of the Board approved the Company’s matching of employee contributions towards their individual 401(k) Plans whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The Company makes matching contributions of 100% of the first 4% of eligible compensation that an employee contributes to his or her 401(k) plan, up to a maximum of $7,500 each year. The Company recorded compensation expense related to the match of $1.5 million, $1.8 million and $2.1 million in 2024, 2023 and 2022, respectively.

13.Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$28,507	$(238,272)	$(291,746)
Foreign	—	—	(8)
Total	$28,507	$(238,272)	$(291,754)

For the periods presented, the income tax provision (benefit) is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$—	$—

Deferred:
Federal	$—	$(380)	$—
State	—	—	—
Foreign	—	—	—
Subtotal	$—	$(380)	$—

Income tax provision (benefit)	$—	$(380)	$—

For the periods presented above, the income tax provision (benefit) reflects the Company’s history of losses and valuation of allowances against the deferred tax assets.

A reconciliation of the statutory United States federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Percent of pre-tax income:
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.8	(1.2)	1.7
Permanent items	(1.7)	—	(0.1)
Research and development credit	(23.9)	0.9	1.8
Stock-based compensation costs	31.4	(3.5)	(2.3)
Sale Transactions	1.8	—	—
Other	5.6	0.7	—
Change in valuation allowance	(37.0)	(17.7)	(22.1)
Effective income tax rate	—%	0.2%	—%

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2024 and 2023 consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$158,090	$170,402
Research and development credits	72,031	65,225
Depreciation and amortization	28,861	37,211
Stock-based compensation	26,814	30,370
Sales related accruals	39,966	38,474
Other accruals	42,537	42,480
Capitalized research and development	50,850	46,062
Total gross deferred tax assets	419,149	430,224
Valuation allowance	(412,833)	(423,385)
Total net deferred tax assets	6,316	6,839
Deferred tax liabilities:
Right-of-use asset	(1,004)	(1,538)
In-process research and development	(6,414)	(6,403)
Total deferred tax liabilities	(7,418)	(7,941)
Net deferred tax liabilities	$(1,102)	$(1,102)

The tax benefit of net operating losses, temporary differences and credit carry forwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. As of December 31, 2024 and 2023, the Company recorded net a deferred tax liability of $1.1 million. The net deferred tax liability relates to in-process research and development that cannot be offset against the deferred tax assets. For remaining deferred tax assets, the Company has determined that it is more likely than not that its federal and state net deferred tax assets will not be realized due to the Company's history of losses and lack of other positive evidence. As a result, the Company has recorded a valuation allowance against the remaining federal and certain state net deferred tax assets as of December 31, 2024 and 2023.

The valuation allowance decreased by $10.6 million during the year ended December 31, 2024 and increased by $85.6 million and $64.4 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards for federal income of $718.7 million, which will start to expire in the year 2036, and various states net operating loss carryforwards of $124.8 million, which have various expiration dates beginning in 2031.

As of December 31, 2024, the Company had federal research and development credit carryforwards for federal income tax purposes of $66.7 million, which will start to expire in the year 2031, and state research and development credit carryforwards of $29.5 million, which have no expiration date.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. Under the current tax law, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. Therefore, the annual limitation may result in the expiration of certain net operating losses and tax credit carryforwards before their utilization. The Company files income tax returns in the United States federal jurisdiction, various United States state jurisdictions, and a foreign jurisdiction with varying statutes of limitations. The tax years from inception in 2011 forward remain open to examination due to the carryover of unused net operating losses and tax credits.

A reconciliation of the Company’s unrecognized tax benefits during 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$17,417	$16,838	$15,495
Additions based on tax positions related to current year	1,565	865	1,385
Additions (reductions) for tax positions of prior years	265	(286)	(42)
Balance at end of year	$19,247	$17,417	$16,838

As of December 31, 2024, 2023 and 2022, the Company had $19.2 million, $17.4 million and $16.8 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being offset by a valuation allowance. During 2024, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a material adjustment of unrecognized tax benefits during the next twelve months from the balance sheet date as reductions for tax positions of prior years.

14.Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss)	$28,507	$(237,892)	$(291,754)
Denominator:
Weighted-average common shares outstanding	114,553,537	94,162,637	77,630,020
Basic net income (loss) per share	$0.25	$(2.53)	$(3.76)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$28,507	$(237,892)	$(291,754)
Denominator:
Denominator for basic net income (loss) per share	114,553,537	94,162,637	77,630,020
Add effect of potential dilutive securities:
Stock options, including shares subject to ESPP	168,392	—	—
Restricted stock units	108,533	—	—
Denominator for diluted net income (loss) per share	114,830,462	94,162,637	77,630,020
Diluted net income (loss) per share	$0.25	$(2.53)	$(3.76)

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Stock options, PSOs, including shares subject to ESPP	28,535,096	24,083,222	22,214,875
Restricted stock units	895,208	2,266,387	2,399,465
Shares issuable upon conversion of 2022 Convertible Notes	—	—	1,078,632
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152	11,942,152
Total	41,372,456	38,291,761	37,635,124

The amounts in the table above exclude any shares contingently issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

15.Subsequent Event

In connection with the December 2, 2024 UDENYCA Purchase Agreement and related UDENYCA Sale, the Company held a Special Meeting of Stockholders (the “Special Meeting”) on March 11, 2025 virtually via the Internet. At the Special Meeting, our stockholders approved the UDENYCA Sale, the UDENYCA Purchase Agreement and the other transactions and ancillary documents contemplated by the UDENYCA Purchase Agreement.

The Company expects to receive $483.4 million in cash at closing, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. In addition, the Company is also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. Closing of the UDENYCA Sale is subject to closing conditions, including FDA authorization of commercial supply from our additional packaging and labeling CMO for UDENYCA. The Company anticipates the closing to occur late in the first quarter or early in the second quarter of 2025.

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

Based on this evaluation, and as a result of the material weakness described below, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level. Notwithstanding this material weakness, management concluded the consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered by this report and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

Management determined that there was a material weakness in the operating effectiveness of our procedures related to documentation and review of certain inventory account reconciliations. The lack of sufficient evidence of the review performed over these accounting records did not allow for the testing and validation that the relevant internal controls operated, and thus it resulted in the material weakness. The material weakness related to documentation and did not result in a misstatement with respect to our financial statements included in this Form 10-K. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Item 9A of this Annual Report on Form 10-K.

Management’s Remediation Measures

We are taking steps to remediate this material weakness and to strengthen our internal control over financial reporting. The remediation measures include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. This remediation is in progress and will require validation and testing of operating effectiveness of internal controls over multiple financial reporting cycles.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus BioSciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus BioSciences, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Coherus BioSciences, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness relating to the operating effectiveness of their documentation and review procedures over certain inventory account reconciliations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025, which expressed an unqualified opinion thereon.

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

March 17, 2025

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

(b) During the three months ended December 31, 2024, neither we nor any of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1††	Agreement and Plan of Merger, by and among Coherus BioSciences, Inc., Crimson Merger Sub I, Inc., Crimson Merger Sub II, LLC and Surface Oncology, Inc., dated June 15, 2023 (Form of CVR Agreement included as Exhibit A thereto)	8-K	6/16/2023	2.1

2.2††	Purchase and Sale Agreement, by and between Coherus BioSciences, Inc. and Sandoz Inc., dated January 19, 2024	8-K	1/22/2024	2.1

2.3††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Hong Kong King-Friend Industrial Company Ltd., dated as of June 26, 2024	8-K	6/27/2024	2.1

2.4††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Intas Pharmaceuticals Ltd., dated December 2, 2024.	8-K	12/3/2024	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/18/2020	3.1

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4/17/2020	4.1

4.6	Notice of Successor Trustee to Indenture dated February 7, 2022	10-Q	5/5/2022	4.5

10.1†	Distribution Agreement, effective December 26, 2012, by and between Orox Pharmaceuticals B.V. and Coherus BioSciences, Inc.	S-1	9/25/2014	10.3

10.2(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.2(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.3(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

10.4(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.4(b)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.4(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.5#	Coherus BioSciences, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	10/24/2014	10.12

10.6#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.7†	Master Services Agreement, effective January 23, 2012, by and between Medpace, Inc. and BioGenerics, Inc.	S-1	9/25/2014	10.15

10.8	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.9	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.10(a)#	Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(a)

10.10(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.10(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.10(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.11	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.12	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.13†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.14	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.15	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.16††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.17	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.1

10.18††	Letter Agreement, dated February 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.	10-Q	5/5/2022	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.19#	Executive Change in Control and Severance Plan, effective January 1, 2023.	10-Q	5/8/2023	10.2

10.20	Amendment No. 1 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC, dated May 15, 2023.	10-Q	8/2/2023	10.1

10.21	Amendment No. 2 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC dated September 11, 2023.	10-Q	11/6/2023	10.2

10.22††	First Amended and Restated Development and Option Agreement between Adimab, LLC and Surface Oncology, Inc., dated October 3, 2018.	10-K	3/15/2024	10.31

10.23††	License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.	10-K	3/15/2024	10.34

10.24††	Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.	10-K	3/15/2024	10.35

10.25††	Sixth Amendment, effective October 24, 2023, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-K	3/15/2024	10.36

10.26††	Amendment to and Waiver, dated October 25, 2023, under the Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-K	3/15/2024	10.37

10.27††	Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and Surface Oncology, Inc.	10-K	3/15/2024	10.40

10.28††	Amendment No. 2 to the Exclusive License and Commercialization Agreement, as amended, as of March 13, 2024, by and between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences Co., Ltd.	10-Q	5/9/2024	10.2

10.29††	Loan Agreement dated as of May 8, 2024 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K/A	5/21/2024	10.1

10.30††	Revenue Participation Right Purchase and Sale Agreement dated as of May 8, 2024 between Coherus BioSciences, Inc. and Coduet Royalty Holdings, LLC.	8-K/A	5/21/2024	10.2

10.31#	Coherus BioSciences, Inc. Amended and Restated 2014 Equity Incentive Award Plan.	10-Q	8/8/2024	10.3

10.32††	Omnibus Amendment to Transaction Documents dated as of June 25, 2024 among Coherus BioSciences, Inc., Coduet Royalty Holdings, LLC and Ankura Trust Company, LLC.	10-Q	8/8/2024	10.4

10.33††	Exclusive License and Distribution Agreement dated as of June 27, 2024 between Coherus BioSciences, Inc. and Apotex, Inc.	10-Q	8/8/2024	10.5

19.1	Coherus BioSciences, Inc. Insider Trading Compliance Policy and Procedures, effective February 27, 2023.	10-K	3/15/2024	10.38

21.1	Subsidiaries of Coherus BioSciences, Inc.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97.1	Coherus BioSciences, Inc. Clawback Policy, effective December 1, 2023.	10-K	3/15/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
††

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10), or schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). Information omitted pursuant to Regulation S-K, Item 601(b)(10) is not material and would likely cause competitive harm to the registrant if publicly disclosed.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: March 17, 2025	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
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

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2025

/s/ Bryan McMichael Bryan McMichael	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2025

/s/ Georgia Erbez Georgia Erbez	Director	March 17, 2025

/s/ Lee N. Newcomer	Director	March 17, 2025
Lee N. Newcomer

/s/ Charles Newton Charles Newton	Director	March 17, 2025

/s/ Jill O’Donnell-Tormey Jill O’Donnell-Tormey	Director	March 17, 2025

/s/ Michael Ryan Michael Ryan	Director	March 17, 2025

/s/ Ali J. Satvat Ali J. Satvat	Director	March 17, 2025

/s/ Mark D. Stolper Mark D. Stolper	Director	March 17, 2025

/s/ Rita Karachun Rita Karachun	Director	March 17, 2025

/s/ Mats Wahlström Mats Wahlström	Director	March 17, 2025