Form 10-Q
period 2025-03-31
Coherus BioSciences, Inc.
filed 2025-05-12
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, 115,933,276 shares of the registrant’s common stock were outstanding.

COHERUS BIOSCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether we will be able to continue to maintain or increase sales for our product;

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our expected post-closing operations following the closing of the sale of our UDENYCA franchise;

●	our ability to maintain regulatory approval for our product and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of our product and product candidates for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected future performance of our gross margins, projected future cash reserves, research and development expenses and selling and general administrative expenses;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the likelihood of us receiving either of the $37.5 million payments we are eligible to receive as part of our divestiture of the UDENYCA franchise, depending on post-closing net sales of UDENYCA;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product and product candidates;

●	the cost, timing and outcomes of litigation involving our product and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future product and product candidates;

●	our ability to compete with companies who currently are producing competitor products or will produce them in the future;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the effects of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus BioSciences, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$82,411	$125,987
Trade receivables, net	60,488	111,324
TSA receivables, net	1,948	11,010
Inventory	3,518	4,207
Prepaid manufacturing	6,908	6,653
Other prepaids and current assets	15,930	10,222
Assets held for sale, current (Note 6)	138,972	72,180
Total current assets	310,175	341,583
Property and equipment, net	2,256	2,576
Intangible assets, net	52,979	53,646
Other assets, non-current	5,656	6,485
Assets held for sale, non-current (Note 6)	—	44,243
Total assets	$371,066	$448,533

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$40,930	$28,456
Accrued rebates, fees and reserves	147,738	164,867
TSA payables and other accrued liabilities	128	11,026
Accrued compensation	19,950	18,344
Accrued and other current liabilities	46,296	60,288
Total current liabilities	255,042	282,981
Term loan, non-current	36,781	36,698
Convertible notes	228,569	228,229
Lease liabilities, non-current	2,854	3,286
Other liabilities, non-current	31,290	29,329
Total liabilities	554,536	580,523
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 115,907,216 and 115,614,548 at March 31, 2025 and December 31, 2024, respectively)	12	12
Additional paid-in capital	1,424,355	1,419,266
Accumulated other comprehensive loss	(275)	(275)
Accumulated deficit	(1,607,562)	(1,550,993)
Total stockholders' deficit	(183,470)	(131,990)
Total liabilities and stockholders’ deficit	$371,066	$448,533

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net revenue	$7,599	$2,308
Costs and expenses:
Cost of goods sold	2,653	1,439
Research and development	24,356	28,424
Selling, general and administrative	26,025	40,232
Total costs and expenses	53,034	70,095
Loss from operations	(45,435)	(67,787)
Interest expense	(2,150)	(3,118)
Other income (expense), net	187	2,869
Loss from continuing operations before income taxes	(47,398)	(68,036)
Income tax provision	—	—
Net loss from continuing operations	(47,398)	(68,036)
Net income (loss) from discontinued operations, net of tax (Note 6)	(9,171)	170,911
Net income (loss)	$(56,569)	$102,875

Net income (loss) per share:
Net loss from continuing operations - basic and diluted	$(0.41)	$(0.60)
Net income (loss) from discontinued operations - basic and diluted	$(0.08)	$1.52
Net income (loss) per share - basic and diluted	$(0.49)	$0.91

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	115,857,780	112,749,306

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(56,569)	$102,875
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	(24)
Comprehensive income (loss)	$(56,569)	$102,851

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)
Net loss	—	—	—	—	(56,569)	(56,569)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	474,410	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(181,742)	—	(264)	—	—	(264)
Stock-based compensation expense	—	—	5,353	—	—	5,353
Balances at March 31, 2025	115,907,216	$12	$1,424,355	$(275)	$(1,607,562)	$(183,470)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	102,875	102,875
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of RSUs	741,213	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,507	—	—	1,507
Taxes paid related to net share settlement of RSUs	(284,275)	—	(745)	—	—	(745)
Stock-based compensation expense	—	—	7,677	—	—	7,677
Other comprehensive loss, net of tax	—	—	—	(24)	—	(24)
Balances at March 31, 2024	113,496,854	$11	$1,395,042	$(272)	$(1,476,625)	$(81,844)

See accompanying notes.

Coherus BioSciences, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income (loss)	$(56,569)	$102,875
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,046	1,507
Stock-based compensation expense	5,372	7,319
Impairment of out-license asset and remeasurement of CVR liability, net	—	6,772
Gain on Sale Transactions, net (Note 6)	—	(153,647)
Inventory write-downs, net	—	2,481
Change in fair value of derivatives	12,608	194
Other non-cash adjustments, net	858	(2,889)
Changes in operating assets and liabilities:
Trade receivables, net	50,891	8,579
Inventory	(22,244)	(11,455)
Prepaid manufacturing	188	9,589
Other prepaid, current and non-current assets	(5,334)	(4,426)
Accounts payable	13,042	616
Accrued rebates, fees and reserves	(17,129)	(15,157)
TSA related operating assets and liabilities net	(1,836)	(1,424)
Accrued compensation	1,606	1,559
Accrued and other current and non-current liabilities	(8,325)	741
Net cash used in operating activities	(25,826)	(46,766)

Investing activities
Proceeds from maturities of investments in marketable securities	—	6,200
Proceeds from sale of investments in marketable securities	—	8,688
Cash received (paid) related to the Sale Transactions (Note 6)	(4,719)	187,823
Milestone payment to Junshi Biosciences	(12,500)	—
Other investing activities, net	(267)	52
Net cash provided by (used in) investing activities	(17,486)	202,763

Financing activities
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	—	1,507
Taxes paid related to net share settlement	(264)	(745)
Other financing activities, net	—	125
Net cash (used in) provided by financing activities	(264)	887

Net increase (decrease) in cash, cash equivalents and restricted cash	(43,576)	156,884
Cash, cash equivalents and restricted cash at beginning of period	126,250	103,343
Cash, cash equivalents and restricted cash at end of period	$82,674	$260,227

See accompanying notes.

Coherus BioSciences, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus BioSciences, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, and other cancers. The Company’s commercial product is LOQTORZI, a novel next-generation programmed death receptor-1 (“PD-1”) inhibitor. The Company is developing an innovative immuno-oncology pipeline that is expected to bring forward new potential indications for LOQTORZI in the U.S. and the development of new product candidates.

The Company previously owned UDENYCA (pegfilgrastim-cbqv), which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, the Company and Intas Pharmaceuticals Ltd. (“Intas”) entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which, and upon the terms and subject to the conditions thereof, the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, the Company is also eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. The UDENYCA Sale culminated in the divestiture of the Company’s biosimilar businesses and represented a strategic shift. As a result, the Company classified its condensed consolidated statements of operations and condensed consolidated balance sheets for all periods presented as discontinued operations. Refer to Note 6. Discontinued Operations for more information.

On October 27, 2023, the Company announced that LOQTORZI was approved by the U.S. Food and Drug Administration (“FDA”) in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma (“NPC"), and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that the Company developed in collaboration with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”). The Company announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by the Company, Junshi Biosciences and the Company’s biopharma partners.

The Company’s pipeline comprises earlier stage clinical and preclinical immuno-oncology programs that it plans to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer treatment agents. The Company’s clinical stage product candidate, casdozokitug (CHS-388), is an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in patients with advanced solid tumors, including combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). The Company initiated a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024 (clinicaltrials.gov identifier# NCT06679985).

The Company’s other clinical-stage product candidate, CHS-114, is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). The Company is enrolling patients with advanced solid tumors and head and neck squamous cell carcinoma (“HNSCC”) in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). The Company is currently evaluating CHS-114 in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). The Company also has an ongoing Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144).

The Company also has an early-stage development candidate, CHS-1000, an investigational antibody targeting human ILT4, designed to improve anti-PD-1 clinical benefit by transforming an unfavorable TME to a more favorable TME. The Company’s investigational new drug application (“IND”) for CHS-1000 was allowed to proceed by the FDA in the second quarter of 2024 and initiating the first-in-human clinical study remains subject to further evaluation in the Company’s portfolio prioritization process.

In addition, the Company has a product candidate, GSK4381562, which is exclusively licensed to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”). Through September 2033, the Company has an obligation to pay 70% of all milestone- and royalty-based payments that it or its affiliates receive from GSK4381562 to the holders of contingent value rights (“CVRs”).

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC.

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

Segment Reporting and Geographic Disclosures

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. The CODM assesses operating performance and makes operating decisions primarily based on net income (loss), cash on-hand and cash flows. All expense categories on the condensed consolidated statements of operations are significant, and there are no other significant segment expenses that would require disclosure. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

Restricted Cash

Restricted cash consists of immaterial deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2025 and December 31, 2024.

Revenue Purchase and Sale Agreement and Royalty Fee Derivative Liability

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contains an embedded derivative that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Revenue Purchase and Sale Agreement, and at each reporting period the change in fair value is recognized in other income (expense), net in the condensed consolidated statements of operations. Refer to Note 3. Fair Value Measurements for details regarding the fair value.

The Revenue Purchase and Sale Agreement is accounted for as a liability net of a discount comprising issuance costs and the initial fair value of the embedded derivative. The Company imputes interest expense associated with this liability using the effective interest rate method on a prospective basis. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the condensed consolidated statement of operations. The interest rate may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. A significant increase or decrease in actual or forecasted net sales could materially impact the revenue participation liability, interest expense, and the time period for repayment.

On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive future payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

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

The Company recognizes revenue from the sales of vaccines to the U.S. federal government for placement into vaccine stockpiles in accordance with SEC Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. This interpretation allows companies to recognize revenue for sales of vaccines into U.S. government stockpiles even though these sales might not meet the criteria for revenue recognition under other accounting guidance.

Discontinued Operations and Held for Sale

A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value, and when certain other criteria are met. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate.

The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the condensed consolidated statements of operations; and (iii) assets and liabilities are reported as held for sale in the condensed consolidated balance sheets in the period in which the business is classified as held for sale.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current period presentation of discontinued operations, including amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and various footnotes. There were no changes to net income (loss). In addition, certain amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation, and these changes had no impact on the net cash provided by (used in) operating and financing activities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose certain disaggregated costs and expenses on an annual and interim basis in the notes to the financial statements. It also requires disclosure of the total amount of selling expenses, and the Company’s definition of selling expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company launched LOQTORZI in December 2023. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
LOQTORZI	$7,348	$1,988
Other revenue	251	320
Total net revenue	$7,599	$2,308

For continuing operations, gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Three Months Ended
	March 31,
	2025	2024
McKesson Corporation	46%	29%
Cencora (previously known as AmeriSource-Bergen Corporation)	33%	43%
Cardinal Health, Inc.	20%	24%

Product Sales Discounts and Allowances

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities and other liabilities, non-current on the accompanying unaudited condensed consolidated balance sheets.

In connection with the sale of the CIMERLI ophthalmology franchise and the YUSIMRY franchise, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI and June 26, 2024 for YUSIMRY. Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) in March 2024 for CIMERLI and the Company’s Transition Services Agreement (the “YUSIMRY TSA” and, together with the CIMERLI TSA, collectively the “TSA”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”) in June 2024 for YUSIMRY are reflected within TSA receivables, net and TSA payables and other accrued liabilities in the unaudited condensed consolidated balance sheets and are excluded from the below table.

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Three Months Ended March 31, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current period	139,766	34,476	22,611	196,853
Prior period - increase (decrease)	797	3,545	(773)	3,569
Payments and customer credits issued	(182,426)	(47,061)	(29,927)	(259,414)
Balances at March 31, 2025	$68,915	$114,698	$33,040	$216,653

	Three Months Ended March 31, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current period	223,619	56,432	42,359	322,410
Prior period - increase (decrease)	(504)	1,399	410	1,305
Payments and customer credits issued	(228,278)	(74,958)	(40,799)	(344,035)
Balances at March 31, 2024	$68,790	$104,010	$51,765	$224,565

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

In connection with the acquisition of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (the “Surface Acquisition”), the Company recorded contingent consideration liabilities related to CVRs. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors.

In connection with the Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities), on May 8, 2024, the Company recorded the initial estimated fair value of the Royalty Fee Derivative Liability of $9.2 million in accrued and other current liabilities on the condensed consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. The Company estimated the total fair value of the Royalty Fee Derivative Liability at March 31, 2025 and December 31, 2024, to be $26.2 million and $13.6 million, respectively.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents	$82,083	$—	$—	$82,083
Financial Liabilities:
Revenue participation liability	$—	$—	$29,575	$29,575
Royalty Fee Derivative Liability	—	—	26,228	26,228
Contingent consideration	—	—	632	632
Total	$—	$—	$56,435	$56,435

	Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents	$125,549	$—	$—	$125,549
Financial Liabilities:
Revenue participation liability	$—	$—	$28,743	$28,743
Royalty Fee Derivative Liability	—	—	13,620	13,620
Contingent consideration	—	—	632	632
Total	$—	$—	$42,995	$42,995

4.       Inventory

Inventory of continuing operations consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Work in process	$499	$773
Finished goods	3,019	3,434
Total	$3,518	$4,207

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company did not have any inventory of continuing operations classified as non-current.

Prepaid manufacturing of $6.9 million as of March 31, 2025 included prepayments to CMOs of $1.1 million for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and $5.8 million for research and development. Prepaid manufacturing of $6.7 million as of December 31, 2024 included $0.3 million for manufacturing services of the Company’s product and $6.4 million for research and development.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net of continuing operations consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Machinery and equipment	$13,483	$13,437
Computer equipment and software	3,590	3,582
Furniture and fixtures	1,055	1,055
Leasehold improvements	5,751	5,751
Total property and equipment	23,879	23,825
Accumulated depreciation and amortization	(21,368)	(20,988)
Property and equipment, net - subtotal	2,511	2,837
Less: Property and equipment, net from discontinued operations	(255)	(261)
Property and equipment, net	$2,256	$2,576

Depreciation and amortization expense related to property and equipment, net was $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the net book value of software implementation costs of continuing operations related to hosting arrangements was $1.1 million and $1.7 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net of continuing operations consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Finite-lived assets, net of accumulated amortization of $3,386 and $2,719, as of March 31, 2025 and December 31, 2024, respectively	$24,120	$24,787
Indefinite-lived assets - in-process research and development	28,859	28,859
Total Intangible assets, net	$52,979	$53,646

Amortization expense related to finite-lived intangible assets was $0.7 million and $0.9 million in the three months ended March 31, 2025 and 2024, respectively.

The out-licensed partnership program with Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) (NZV930), acquired as part of the Surface Acquisition, was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, during the first quarter of 2024, the Company recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero.

Accrued and Other Current Liabilities

Accrued and other current liabilities of continuing operations consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued commercial and research and development manufacturing	$6,823	$12,449
Accrued co-development costs and milestone payments	—	12,500
Royalty fee derivative liability	26,228	13,620
Revenue participation liability, current	72	1,148
Accrued other	11,450	18,880
Lease liabilities, current	1,723	1,691
Total Accrued and other current liabilities	$46,296	$60,288

Other Liabilities, Non-current

Other liabilities, non-current of continuing operations consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Contingent consideration, non-current	$632	$632
Deferred tax liability	1,102	1,102
Revenue participation liability, non-current	29,503	27,595
Other	53	—
Total Other liabilities, non-current	$31,290	$29,329

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement. On April 11, 2025, the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, the Company is also eligible to receive two additional Earnout Payments of $37.5 million each. The first such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise, which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY for upfront cash consideration of $40.0 million and assumed certain liabilities, including $17.0 million of inventory purchase commitments (the “YUSIMRY Sale”).

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC (“Coherus Ophthalmology”), to Sandoz for upfront, all-cash consideration of $187.8 million, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (the “CIMERLI Sale” and, together with the UDENYCA Sale and the YUSIMRY Sale, the “Sale Transactions”).

As of the date of the Company’s stockholder vote, the UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met. Accordingly, for all prior periods presented, the results of the discontinued operations have been reported as a separate component of income on the condensed consolidated statements of operations, and the assets and liabilities of the discontinued operations have been presented separately in the condensed consolidated balance sheets.

The Company is using a portion of the proceeds of the UDENYCA Sale to fully repay the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement (see Note 13. Subsequent Events); therefore, the interest expense associated with these arrangements has been presented as discontinued operations. Additionally, the interest expense on the $175.0 million portion of the $250.0 million aggregate principal amount of the senior secured term loan facility that the Company entered into on January 5, 2022 (as amended, the “2027 Term Loans”) that was required to be repaid in April 2024 in connection with the CIMERLI Sale has been presented as discontinued operations.

The following table presents a reconciliation of discontinued operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net revenue	$32,134	$74,755
Costs and expenses:
Cost of goods sold	19,349	33,147
Selling, general and administrative	7,178	16,346
Total costs and expenses	26,527	49,493
Income from operations	5,607	25,262
Interest expense	(2,997)	(7,998)
Other income (expense), net	(11,781)	—
Gain on Sale Transactions, net	—	153,647
Net income (loss) from discontinued operations before income taxes	(9,171)	170,911
Income tax provision	—	—
Net income (loss) from discontinued operations, net of tax	$(9,171)	$170,911

Net revenue from discontinued operations during the three months ended March 31, 2025 included $31.5 million of UDENYCA sales. Net revenue from discontinued operations during the three months ended March 31, 2024 included $42.7 million of UDENYCA sales, $28.2 million in CIMERLI sales and $3.9 million of YUSIMRY sales.

The following table presents a reconciliation of assets held for sale at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Assets Held For Sale
Inventory	$132,577	$65,887
Prepaid manufacturing	4,540	4,983
Other prepaids and current assets	1,256	1,310
Property and equipment, net	255	—
Other assets, current	344	—
Total assets held for sale, current	138,972	72,180
Property and equipment, net	—	261
Inventory, non-current	—	43,776
Other assets, non-current	—	206
Total assets held for sale, non-current	—	44,243
Total assets held for sale	$138,972	$116,423

The following amounts related to discontinued operations but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as held for sale at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Assets
Trade receivables, net	$50,851	$102,365
Liabilities
Accrued rebates, fees and reserves	$146,589	$163,771
Liabilities to be paid in connection with UDENYCA Sale
Accrued and other current liabilities	$26,401	$14,816
Other liabilities, non-current	$17,015	$15,667
Convertible notes (Note 8)	$228,569	$228,229

Cash flows from continuing operations and discontinued operations are presented together in the condensed consolidated statement of cash flows. During the three months ended March 31, 2025, changes in operating assets and liabilities of discontinued operations were primarily due to an increase in inventory of $22.9 million. During the three months ended March 31, 2024, changes in operating assets and liabilities of discontinued operations resulted in a net cash inflow primarily due to a decrease in prepaid manufacturing of $10.0 million and a decrease in inventory of $2.4 million.

In connection with the Sale Transactions, the Company entered into separate Transition Services Agreements (“TSAs”) with each of the buyers pursuant to which the Company is providing certain business support services including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs and has recorded income of $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, in other income (expense), net in the condensed consolidated statements of operations.

7.       Collaborations and Other Arrangements

In-Licensing Agreement

Junshi Biosciences

In March 2024, the Company entered into an Amendment No. 2 (the “2nd Amendment”) to the Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences to revise the timing of the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the FDA of toripalimab for the treatment of patients with NPC in the first quarter of 2024. Under the terms of the 2nd Amendment, the $25.0 million milestone payment was split into two installments of $12.5 million each, one that was paid in the second quarter of 2024 and one that was paid in January of 2025.

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. The research and development expense recognized for obligations to Junshi Biosciences for the three months ended March 31, 2025 was not material. During the three months ended March 31, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. In the condensed consolidated balance sheets as of December 31, 2024, the Company classified $12.5 million in accrued and other current liabilities, as well as $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $1.5 million as of March 31, 2025 and December 31, 2024. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At March 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,879)	$36,781	$36,781	Level 2*
2026 Convertible Notes	$230,000	$(1,431)	$228,569	$225,400	Level 2**

	At December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,962)	$36,698	$36,698	Level 2*
2026 Convertible Notes	$230,000	$(1,771)	$228,229	$223,100	Level 2**

*	The principal amounts outstanding are subject to variable interest rates based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amounts of these obligations approximate their fair values.
**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility of up to $38.7 million (the “2029 Term Loan”) and received proceeds, net of the original issuance discount, of $37.5 million. The net proceeds were used by the Company as part of the full repayment of the 2027 Term Loans.

The 2029 Term Loan matures on May 8, 2029. The amount borrowed under the 2029 Term Loan accrues interest equal to 8.0% per annum, plus a three-month SOFR rate. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The loan agreement, by and among the Company, Ankura Trust Company, LLC and the lenders signatory thereto (the “2029 Loan Agreement”), contains certain covenants, and the Company was in full compliance with no events of default as of March 31, 2025.

Interest expense on the 2029 Term Loan was $1.3 million for the three months ended March 31, 2025, and it is classified within continuing operations on the condensed consolidated statements of operations.

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into the Revenue Purchase and Sale Agreement with the Purchaser Group. Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price allocated to each product. The Company may also buy-out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans. On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of March 31, 2025.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding derivative instrument subject to derivative accounting. The allocation of the Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. For the three months ended March 31, 2025, there was $2.6 million of interest expense related to the Revenue Purchase and Sale Agreement, of which $1.7 million related to UDENYCA and is presented within discontinued operations. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Revenue participation liability	$38,339	$37,994
Less: unamortized discount and issuance costs	(8,764)	(9,251)
Net carrying value	$29,575	$28,743

Classification on the condensed consolidated balance sheets is as follows:

(in thousands)	Balance Sheet Classification	March 31, 2025	December 31, 2024
Revenue participation liability, current	Accrued and other current liabilities	$72	$1,148
Revenue participation liability, non-current	Other liabilities, non-current	29,503	27,595
Net carrying value		$29,575	$28,743

2027 Term Loans

The Company entered into a loan agreement in January 2022 (as amended, the “2027 Loan Agreement”) with BioPharma Credit, PLC (“BioPharma”) and the 2027 Lenders that provided for a senior secured term loan facility, of which $250.0 million was funded.

On February 5, 2024, the Company entered into a Consent, Partial Release and Third Amendment to the 2027 Term Loans (the “Consent and Amendment”) with the Collateral Agent and the 2027 Lenders. Pursuant to the Consent and Amendment, among other things, the 2027 Lenders and the Collateral Agent required the Company to make a $175.0 million partial prepayment of the principal of the loans outstanding under the 2027 Loan Agreement upon consummation of the transactions contemplated by the CIMERLI Purchase Agreement. As a result of the CIMERLI Sale closing, the Company made the partial prepayment of $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans on April 1, 2024.

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

The following table summarizes interest expense for the 2027 Term Loans and the dates when principal was repaid:

	Interest Expense for the
(in thousands)	Three Months Ended	Principal	Date Principal
Statement of Operations Classification	March 31, 2024	Amount Repaid	was Repaid
Discontinued Operations	$6,803	$175,000	April 1, 2024
Continuing Operations	$2,916	$75,000	May 8, 2024

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 1.5% Convertible Senior Subordinated notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes accrue interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and mature on April 15, 2026, unless earlier repurchased or converted.

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). As of March 31, 2025, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

On April 1, 2025, the Company announced that it had entered into privately negotiated transactions (the “Repurchases”) with certain holders of its 2026 Convertible Notes, pursuant to which the Company agreed to repurchase certain 2026 Convertible Notes from such holders at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase. The Repurchases were conditioned upon, among other things, the closing of the UDENYCA Sale. At the closing of the Repurchases on April 15, 2025, approximately $170 million aggregate principal amount of the 2026 Convertible Notes were repurchased. On April 16, 2025, the Company filed a Schedule TO with the SEC and sent a fundamental change notice to the holders of the remaining approximately $60 million aggregate principal amount of 2026 Convertible Notes offering to repurchase such remaining 2026 Convertible Notes on May 15, 2025 pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), as trustee) at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase.

The annual effective interest rate is 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which is presented within discontinued operations:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Stated coupon interest	$863	$863
Amortization of debt discount and debt issuance costs	340	332
Total interest expense	$1,203	$1,195

If the Repurchases had not occurred and no future repurchases occur pursuant to the Fundamental Change Repurchase Right, and all the 2026 Convertible Notes remained outstanding until maturity, the future payments by year on the 2026 Convertible Notes as of March 31, 2025, would have been as follows:

Year ending December 31, (in thousands)
Remainder of 2025 - interest only	$3,450
2026 - principal and interest	231,725
Total minimum payments	235,175
Less amount representing interest	(5,175)
2026 Convertible Notes, principal amount	230,000
Less unamortized debt discount and debt issuance costs	(1,431)
Net carrying amount of 2026 Convertible Notes	$228,569

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of product. As of March 31, 2025, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)	Discontinued Operations	Continuing Operations	Total
2025	$32,286	$9,636	$41,922
2026	16,029	260	16,289
2027	600	—	600
2028	150	—	150
Total obligations	$49,065	$9,896	$58,961

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancellable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees. In connection with the YUSIMRY Sale, HKF assumed YUSIMRY inventory purchase commitments totaling $17.0 million, which had not been settled as of December 31, 2024. As of December 31, 2024, if HKF were to default on its obligations under the YUSIMRY Purchase Agreement, the Company could become liable to pay any unpaid portion of these purchase commitments. As of March 31, 2025, HKF had resolved the purchase commitments without any payments required to be made by the Company. Subsequent to March 31, 2025, $49.1 million of these purchase commitments that are directly associated with the discontinued operations were transferred to Intas in April 2025 in conjunction with the UDENCYA Sale.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company had an accrual of $6.4 million, related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company has an accrual established as of March 31, 2024 that represented its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 9. Commitments and Contingencies, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.       Stockholders’ Deficit

ATM Offering

The following table summarizes information regarding settlements under the at-the-market offering (“ATM Offering”) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Number of common stock shares sold during the period	—	650,005
Weighted-average price per share	$—	$2.44
Gross proceeds	$—	$1,589
Less commissions and fees	—	(40)
Net proceeds after commissions and fees	$—	$1,549

As of March 31, 2025, the Company had approximately $64.9 million of its common stock remaining available for sales of common stock from time to time through or to Cowen and Company, LLC as the Company’s sales agent or principal in the ATM Offering.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and nonemployees:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cost of goods sold (1)	$262	$248
Research and development	1,710	2,194
Selling, general and administrative	3,400	4,877
Stock-based compensation subtotal	5,372	7,319
Less: Stock-based compensation from discontinued operations	(326)	(503)
Total stock-based compensation expense	$5,046	$6,816

Total stock-based compensation expense capitalized into inventory	$243	$394

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2025	2024
Net loss from continuing operations	$(47,398)	$(68,036)
Weighted-average common shares outstanding, basic and diluted	115,857,780	112,749,306
Net loss from continuing operations, basic and diluted	$(0.41)	$(0.60)

Net income (loss) from discontinued operations, net of tax	$(9,171)	$170,911
Weighted-average common shares outstanding, basic and diluted	115,857,780	112,749,306
Net income (loss) from discontinued operations, basic and diluted	$(0.08)	$1.52

Net income (loss)	$(56,569)	$102,875
Weighted-average common shares outstanding, basic and diluted	115,857,780	112,749,306
Net income (loss) per share - basic and diluted	$(0.49)	$0.91

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Stock options, performance stock options and shares subject to ESPP	31,070,766	27,498,348
Restricted stock units	364,521	1,085,245
Shares issuable upon conversion of 2026 Convertible Notes	11,942,152	11,942,152
Total	43,377,439	40,525,745

The amounts in the table above exclude any shares contingently issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

13.       Subsequent Events

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, the Company agreed to divest the UDENYCA Business to Intas. On the UDENYCA Closing Date, the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, the Company is also eligible to receive the Earnout Payments. The first such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive the portion of the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

On April 1, 2025, the Company announced that it had entered into the Repurchases with certain holders of its 2026 Convertible Notes, pursuant to which the Company agreed to repurchase certain 2026 Convertible Notes from such holders at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase. The Repurchases were conditioned upon, among other things, the closing of the UDENYCA Sale. At the closing of the Repurchases on April 15, 2025, approximately $170 million aggregate principal amount of the 2026 Convertible Notes were repurchased and approximately $60 million aggregate principal amount of 2026 Convertible Notes remained outstanding. On April 16, 2025, the Company filed a Schedule TO with the SEC and sent a fundamental change notice to the holders of the remaining approximately $60 million aggregate principal amount of 2026 Convertible Notes offering to repurchase such remaining 2026 Convertible Notes on May 15, 2025 pursuant to the Fundamental Change Repurchase Right (as defined in the Indenture) at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase.

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2024 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, and other cancers. Our commercial product is LOQTORZI, a novel next-generation PD-1 inhibitor. We are developing an innovative immuno-oncology pipeline that is expected to bring forward new potential indications for LOQTORZI in the U.S. and the development of new product candidates.

We previously owned UDENYCA, which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, the Company agreed to divest the UDENYCA Business to Intas. On the UDENYCA Closing Date, we completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, we are also eligible to receive the Earnout Payments. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

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

Our pipeline comprises earlier stage clinical and preclinical immuno-oncology programs that we plan to develop in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer treatment agents. Our clinical stage product candidate, casdozokitug (CHS-388), is an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020 and fast track designation from the FDA for the treatment of patients with HCC previously treated with standard therapies in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in patients with advanced solid tumors, including in combination with toripalimab in non-small cell lung cancer (clinicaltrials.gov identifier# NCT04374877), and a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861). We initiated a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab in the fourth quarter of 2024 (clinicaltrials.gov identifier# NCT06679985).

Our other clinical-stage product candidate, CHS-114, is an investigational IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. We are enrolling patients with advanced solid tumors and HNSCC in the U.S. in a clinical trial evaluating safety and pharmacokinetics of CHS-114 with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We are currently evaluating CHS-114 in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144).

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

Business Update

Closing of UDENYCA Sale

On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which, and upon the terms and subject to the conditions thereof, the Company agreed to divest the UDENYCA Business to Intas. On the UDENYCA Closing Date, we completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, we are also eligible to receive the Earnout Payments. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

Revenue Purchase and Sale Agreement

On April 15, 2025, we paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement. The Purchaser Group’s right to receive up to 5.0% of U.S. net sales of LOQTORZI with respect to a specified threshold of LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of LOQTORZI that exceeded the specified threshold during that year was unaffected by the UDENYCA Sale.

2026 Convertible Notes

On April 1, 2025, we announced that we had entered into privately negotiated Repurchases with certain holders of our 2026 Convertible Notes, pursuant to which we agreed to repurchase certain 2026 Convertible Notes from such holders at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase. The Repurchases were conditioned upon, among other things, the closing of the UDENYCA Sale. At the closing of the Repurchases on April 15, 2025, approximately $170 million aggregate principal amount of the 2026 Convertible Notes were repurchased and approximately $60 million aggregate principal amount of 2026 Convertible Notes remained outstanding. On April 16, 2025, we filed a Schedule TO with the SEC and sent a fundamental change notice to the holders of the remaining approximately $60 million aggregate principal amount of 2026 Convertible Notes offering to repurchase such remaining 2026 Convertible Notes on May 15, 2025 pursuant to the Fundamental Change Repurchase Right (as defined in the Indenture) at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase.

Product and Product Candidates

Our portfolio includes the following product and product candidates:

Oncology

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

On December 11, 2023 we announced that NCCN updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy with disease progression on or after a platinum-containing therapy.

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier NCT06457503). Junshi Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of

LOQTORZI with its investigational anti-BTLA antibody in LS-SCLC (clinicaltrials.gov identifier NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. CRI plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier NCT04918186) that is being performed in collaboration with CCTG. On June 27, 2024, we entered into the Canada License Agreement with Apotex, Inc. (“Apotex”), pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

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

●

CHS-114 (formerly SRF114), is an investigational highly specific human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on Treg cells in the TME. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating CHS-114 in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohort evaluating gastric cancer (clinicaltrials.gov identifier# NCT06657144).

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

Financial Operations Overview

Discontinued Operations

Since the UDENYCA Sale represents a strategic shift, during the quarter ended March 31, 2025, the entire biosimilar business, inclusive of the UDENYCA, YUSIMRY and CIMERLI franchises, met the criteria to be classified as discontinued operations. Accordingly, for all prior periods presented, the results of the discontinued operations have been reported as a separate component of income on the condensed consolidated statements of operations, and the assets and liabilities of the discontinued operations have been presented separately in the condensed consolidated balance sheets.

Revenue

LOQTORZI was approved in October 2023, and was launched in the United States in December 2023.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, and costs associated with establishing commercial capabilities in support of the commercialization of LOQTORZI. Personnel costs consist of salaries, benefits and stock-based compensation.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
LOQTORZI	$7,348	$1,988	$5,360
Other revenue	251	320	(69)
Total net revenue	$7,599	$2,308	$5,291

The increase in net revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to higher volume of LOQTORZI, which launched in December 2023.

We expect net revenue from continuing operations in 2025 to be higher than in 2024 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Cost of goods sold	$2,653	$1,439	$1,214
Gross margin	65%	38%

The increase in cost of goods sold from continuing operations for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to higher demand of LOQTORZI, which launched in December 2023.

We expect cost of goods sold from continuing operations for 2025 to be higher than 2024 because of continued growth of LOQTORZI.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Research and development	$24,356	$28,424	$(4,068)

The decrease in research and development expense from continuing operations in the three months ended March 31, 2025 compared to the prior period was primarily due to the following:

●	a decrease of $8.2 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $1.6 million in personnel and stock-based compensation expense primarily due to fewer employees; and
●	a decrease of $0.9 million for fewer expenditures during the quarter for the development of CHS-1000.

The decrease was partially offset by the following:

●	an increase of $5.0 million for the development of CHS-114; and
●	an increase of $2.0 million for the development of casdozokitug.

We expect our research and development expense in 2025 to be higher than 2024 due to continued investments in our immuno-oncology pipeline.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Selling, general and administrative	$26,025	$40,232	$(14,207)

The decrease in selling, general and administrative expense from continuing operations in the three months ended March 31, 2025 was primarily due to the $6.8 million net impairment charge in the first quarter of 2024 relating to the write-off of the net carrying value of the out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero, lower professional fees of $3.1 million, a lower average headcount which resulted in reductions of $2.2 million in employee-related costs and $1.2 million in stock-based compensation.

We expect our selling, general and administrative expense from continuing operations for the full year 2025 to be lower than the full year 2024 primarily as a result of decreased operating costs and headcount due to divestitures.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Interest expense	$2,150	$3,118	$(968)

The decrease in interest expense from continuing operations in the three months ended March 31, 2025 was primarily due to prepaying the remaining $75.0 million of the principal amount due under the 2027 Term Loans on May 8, 2024, partially offset by new interest on the $38.7 million 2029 Term Loan and the LOQTORZI portion of the Revenue Purchase and Sale Agreement, each commencing May 8, 2024.

Interest expense from discontinued operations was $3.0 million and $8.0 million in the three months ended March 31, 2025 and 2024, respectively, and related to the 2026 Convertible Notes, the UDENYCA portion of the Revenue Purchase and Sale Agreement, and $175.0 million of the $250.0 million principal amount due under the 2027 Term Loans.

We expect interest expense from continuing operations to be lower in 2025 than 2024, primarily as a result of repaying the remaining $75.0 million principal amount of the 2027 Term Loans during the second quarter of 2024.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Other income (expense), net	$187	$2,869	$(2,682)

Other income (expense), net from continuing operations in the three months ended March 31, 2025 changed unfavorably compared to the same period in the prior year primarily due to the decrease in foreign exchange gains of $1.0 million, the change in fair value of the LOQTORZI Royalty Fee Derivative Liability of $0.8 million, and the reduction in investment and interest income of $0.5 million.

Net Income (Loss) from Discontinued Operations, net of tax

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net income (loss) from discontinued operations, net of tax	$(9,171)	$170,911	$(180,082)

Net income (loss) from discontinued operations, net of tax in the three months ended March 31, 2025 changed unfavorably compared to the same period in the prior year primarily due to the $153.6 million gain on sale of the CIMERLI ophthalmology franchise in March 2024, as well as $42.6 million lower net revenue driven by 2024 divestitures and wholesaler allocations related to the supply interruption in fourth quarter of 2024, which were not lifted until the end of February 2025.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	March 31,		December 31,
(in thousands)	2025		2024
Financial assets
Total Cash and cash equivalents	$82,411		$125,987

Financial liabilities(1):
2029 Term Loan	$36,781		$36,698
Revenue Purchase and Sale Agreement	29,575	(2)	28,743
2026 Convertible Notes	228,569	(2)	228,229
Total Financial liabilities	$294,925		$293,670
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	We are using a portion of the proceeds of the UDENYCA Sale, which closed on April 11, 2025, to pay off the $230.0 million in aggregate principal amount of the 2026 Convertible Notes. In addition, in April 2025 we bought out the royalty obligations related to UDENYCA which comprised the majority of the balance of the Revenue Purchase and Sale Agreement. See “Note 13. Subsequent Events” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2025, we had cash and cash equivalents of $82.4 million and an accumulated deficit of $1.6 billion. We have generated significant operating losses in all years since our inception with the exceptions of net income of $28.5 million in 2024, primarily due to the CIMERLI Sale in March 2024 and YUSIMRY Sale in June 2024, $132.2 million net income in 2020, and $89.8 million net income in 2019.

We have funded our operations primarily through sales of our common stock, issuance and incurrence of convertible and term debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products. The following is a summary of recent liquidity events and financing transactions:

●	On March 1, 2024, we sold our CIMERLI ophthalmology franchise to Sandoz for $187.8 million in cash, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.
●	On April 1, 2024, cash from the CIMERLI Sale was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans.
●	On May 8, 2024, we entered into the 2029 Term Loan for the principal amount of $38.7 million, with proceeds of $37.5 million, net of original issuance discount, which was used as part of the full repayment of the 2027 Term Loans. For a summary of the material terms of our 2029 Term Loan, please refer to “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
●	On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement, receiving $37.5 million by selling rights to receive future payments based on a percentage of U.S. net sales of UDENYCA and LOQTORZI. The proceeds were used as part of the full repayment of the 2027 Term Loans. On April 15, 2025, we paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement.
●	On June 26, 2024, we sold our YUSIMRY immunology franchise to HKF for $40.0 million in cash and the assumption of $17.0 million of inventory purchase commitments by HKF.
●	On June 27, 2024, we sold to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada for $6.3 million.
●	On April 11, 2025, we completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Such consideration is subject to certain adjustments that will be finalized following the closing pursuant to the UDENYCA Purchase Agreement. In addition, we are also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale.
●	On April 1, 2025, we announced that we had entered into the Repurchases with certain holders of its 2026 Convertible Notes, pursuant to which we agreed to repurchase certain 2026 Convertible Notes from such holders at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase. The Repurchases were conditioned upon, among other things, the closing of the UDENYCA Sale. At the closing of the Repurchases on April 15, 2025, approximately $170 million aggregate principal amount of the 2026 Convertible Notes were repurchased and approximately $60 million aggregate principal amount of 2026 Convertible Notes remained outstanding. On April 16, 2025, we filed a Schedule TO with the SEC and sent a fundamental change notice to the holders of the remaining approximately $60 million aggregate principal amount of 2026 Convertible Notes offering to repurchase such remaining 2026 Convertible Notes on May 15, 2025 pursuant to the Fundamental Change Repurchase Right (as defined in the Indenture) at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase.

We may utilize our ATM Offering from time to time in order to sell our common stock. As of March 31, 2025, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering.

We believe that our available cash and cash equivalents, cash collected from divestitures, product sales, and ATM Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our product;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and product;
●	the percentage of customers that continue to purchase our product and that do not switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of acquiring originator comparator materials and manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	whether we receive either of the Earnout Payments from the sale of the UDENYCA Business;
●	the cost, timing and outcomes of regulatory approvals; and
●	the extent to which we divest, acquire or invest in businesses, products or technologies.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of March 31, 2025, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of March 31, 2025:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$13.0 million
Vaccinex, Inc.	CHS-114	$15.0 million
(1)	$65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials and $290.0 million relates to sales milestones.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition. These potential payments during the 10-year period following September 8, 2023 are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments can be in the form of cash, stock or a combination of cash and stock. The CVR liability associated with GSK and contingent consideration are recorded in other liabilities, non-current on the condensed consolidated balance sheets at March 31, 2025.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of March 31, 2025 were $59.0 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, and subsequent to March 31, 2025, $49.1 million of these purchase commitments was transferred to Intas in conjunction with the UDENYCA Sale.

There have been no significant changes to our leases during the three months ended March 31, 2025, as compared to the discussion in our 2024 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(25,826)	$(46,766)
Net cash provided by (used in) investing activities	(17,486)	202,763
Net cash provided by (used in) financing activities	(264)	887
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,576)	$156,884

Net cash used in operating activities

Cash used in operating activities of $25.8 million for the three months ended March 31, 2025 was primarily due to net loss of $56.6 million adjusted for non-cash items including change in fair value of derivatives of $12.6 million, stock-based compensation expense of $5.4 million, other non-cash adjustments of $1.9 million, and changes in our operating assets and liabilities of $10.9 million.

Cash used in operating activities of $46.8 million for the three months ended March 31, 2024 was primarily due to the net income of $102.9 million adjusted for non-cash items including stock-based compensation expense of $7.3 million, impairment of out-license asset net of CVR liability remeasurement of $6.8 million, and other non-cash adjustments of $1.3 million, partially offset by the net gain on Sale Transactions of $153.6 million and the changes in our operating assets and liabilities of $11.4 million.

Net provided by (used in) investing activities

Cash used in investing activities of $17.5 million for the three months ended March 31, 2025 was primarily due to a $12.5 million milestone payment in connection with the 2nd Amendment with Junshi Biosciences and $4.7 million in retention bonus payments in connection with the CIMERLI Sale.

Cash provided by investing activities of $202.8 million for the three months ended March 31, 2024 was primarily due to cash proceeds of $187.8 million from the CIMERLI Sale, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million.

Net cash provided by (used in) financing activities

Cash used in financing activities of $0.3 million for the three months ended March 31, 2025 was due to tax payments related to net share settlement of RSUs.

Cash provided by financing activities of $0.9 million for the three months ended March 31, 2024 was primarily due to proceeds of $1.5 million proceeds from the ATM Offering, net of issuance costs, partially offset by $0.7 million in tax payments related to net share settlement of RSUs.

Discontinued operations

Cash flows from continuing operations and discontinued operations are presented together in the condensed consolidated statement of cash flows. During the three months ended March 31, 2025, changes in operating assets and liabilities of discontinued operations were primarily due to an increase in inventory of $22.9 million. During the three months ended March 31, 2024, changes in operating assets and liabilities of discontinued operations resulted in a net cash inflow primarily due to a decrease in prepaid manufacturing of $10.0 million and a decrease in inventory of $2.4 million.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2025, as compared to the critical accounting estimates described in our 2024 Form 10-K. We believe that the critical accounting estimates discussed in the 2024 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see Note 1. Organization and Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We qualify as a “smaller reporting company”, as defined by Rule 12b-2 of the Exchange Act, and as a result we have elected to not provide the information required under this Item 3.

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

Based on this evaluation, and as a result of the material weakness described below, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level. Notwithstanding this material weakness, management concluded the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered by this report.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

During the year ended December 31, 2024, we identified a material weakness in the operating effectiveness of our procedures related to documentation and review of certain inventory account reconciliations. The lack of sufficient evidence of the review performed over these accounting records did not allow for the testing and validation that the relevant internal controls operated, and thus it resulted in the material weakness. The material weakness related to documentation and did not result in a misstatement with respect to our financial statements included in the Form 10-K for the year ended December 31, 2024.

Management’s Remediation Measures

We have been taking steps to remediate this material weakness and to strengthen our internal control over financial reporting. The remediation measures include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, the deficient inventory account reconciliations control was decommissioned concurrent with the UDENYCA Sale on April 11, 2025, leaving no opportunity to formally retest the operating effectiveness of the control during the current period.

Changes in Internal Control Over Financial Reporting.

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed and with multiple product candidates that are not approved and still in development.
●	The commercial success of our existing product or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.

●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product LOQTORZI and product candidates CHS-114 and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our product and product candidates could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Risk Factors

Investing in the common stock of a commercial-stage innovative oncology company, including one with a significant international partnership and multiple product candidates in development, is a highly speculative undertaking and involves a substantial degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed, and with multiple product candidates that are not approved and still in development.

With the exception of generating net income of $28.5 million, $132.2 million and $89.8 million in 2024, 2020 and 2019, respectively, we incurred a net loss in the first quarter of 2025 and incurred net losses in each year from our inception in September 2010 through December 31, 2023, including net losses of $237.9 million and $291.8 million in 2023 and 2022, respectively. It is uncertain that we will be profitable in future periods, particularly now that the UDENYCA Sale was consummated, as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current product or any other products that may receive regulatory approval. Innovative oncology product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of March 31, 2025, we had an accumulated deficit of $1.6 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to identify, develop or license our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For LOQTORZI, our only launched product, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current product gain regulatory approval and are commercialized, we may not remain profitable.

Our expenses will increase substantially if and as we:

●	establish a sales, marketing and distribution infrastructure to commercialize any of our product candidates for which we may obtain marketing approval;
●	make upfront, milestone, royalty or other payments under any license agreements;

●	continue our nonclinical and clinical development of our product candidates;
●	initiate additional nonclinical, clinical or other studies for our product candidates;
●	expand the scope of our current clinical studies for our product candidates;
●	advance our programs into more expensive clinical studies;
●	change or add contract manufacturers, clinical research service providers, testing laboratories, device suppliers, legal service providers or other vendors or suppliers;
●	seek regulatory approvals for our product candidates that successfully complete clinical studies;
●	seek to identify, assess, acquire and/or develop other product candidates or products that may be complementary to our product;
●	seek to create, maintain, protect and expand our intellectual property portfolio;
●	engage legal counsel and technical experts to help us evaluate and avoid infringing any valid and enforceable intellectual property rights of third parties;
●	engage in litigation, including patent litigation;
●	seek to attract and retain skilled personnel;
●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
●	experience any delays or encounter issues with any of the above, including but not limited to failed studies, conflicting results, safety issues, manufacturing delays, litigation or regulatory challenges that may require longer follow-up of existing studies, additional major studies or additional supportive studies or analyses in order to pursue marketing approval.

In addition, the UDENYCA Sale closed on the UDENYCA Closing Date, which may make it more difficult or make it take more time for us to become profitable at any point in the future. UDENYCA was our largest product that contributed significantly more revenue to our business than LOQTORZI currently. LOQTORZI may not increase its revenue contribution to our business as quickly as we project or at all and our clinical trials for our product candidates may be delayed, may be unsuccessful or may take more time and expense to complete than we currently anticipate. The inherent risk involved in divesting a major business could make it difficult for us to replace the revenue lost by the UDENYCA Sale or by becoming profitable in the future.

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

As of March 31, 2025, our cash and cash equivalents were $82.4 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our product;
●	our ability to maintain continuity for the supply of our product and product candidates;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product and product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	our ability to receive either of the Earnout Payments in the future;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales from time to time through our Sales Agreement with TD Cowen pursuant to which we may issue and sell from time to time up to an additional approximately $64.9 million of our common stock, through or to TD Cowen as our sales agent or principal in an ATM Offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the 2029 Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, stay profitable or generate any net profits, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product or product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

Risks Related to Launch and Commercialization of our Product and our Product Candidates

We have a limited operating history in an emerging regulatory environment on which to assess our business.

We are a commercial-stage innovative oncology company with a limited operating history in an emerging regulatory environment of immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved product is LOQTORZI, which is approved for commercial sale in the United States, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and remain profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our product, and to complete the development of, and obtain the regulatory approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	CHS-1000;
●	casdozokitug;
●	CHS-114; and
●	toripalimab in non-NPC indications.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize LOQTORZI;
●	healthcare providers, payers, and patients adopting our product and product candidates once approved and launched;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our product;
●	obtaining market acceptance of our product and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our product and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our product and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes lawsuits that we may in the future file against third parties.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medical Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from immuno-oncology companies (including competition from large pharmaceutical companies possessing large established positions in the immuno-oncology market that may be able to gain advantages in the sale of immuno-oncology products based on brand recognition or existing relationships with customers and payers) and whether we own (or have partnered with companies owning) the commercial rights for that territory. If the market for our product and product candidates (or our share of that market) is not as significant as we expect, the price of our product is not what we project, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our product, our business may suffer.

The commercial success of our existing product or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our product LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	for our product candidates, our ability to compete in a competitive immuno-oncology market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;

●	publicity concerning our product or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our product and product candidates, if approved;
●	the price at which we sell our product;
●	the potential impact of the IRA on the pharmaceutical industry and the market for our product;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other products and product candidates. Further, continued market acceptance of LOQTORZI, and any future product candidates that may be approved, depend on our efforts to educate the medical community and third-party payers on the benefits of our product and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical companies. Given the resource disparity, our outreach may have little success or may never be successful. If our product or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

The third-party coverage and reimbursement status of our product is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any new products or our current product could limit our ability to market those products and decrease our ability to generate revenue.

Pricing, coverage and reimbursement of our product, or any of our product candidates, if approved, may not be adequate to support our commercial infrastructure. The prices required to successfully compete may not continue to be sufficient to recover our development and manufacturing costs, and as a result, we may not be profitable in the future. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and commercial payers are essential to enable provider/patient access to our product and our patient support services must be sufficiently scaled to meet the needs of patients receiving our product. Sales will depend substantially, both domestically and abroad, on the extent to which the costs of our product will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government authorities, private health insurers and other third-party payers. If coverage and reimbursement are not available, or are available only to limited levels, or become unavailable, we may not be able to successfully commercialize our product or any of our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be adequate to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payers, including private and governmental payers such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program covers certain individuals aged 65 or older or those who are disabled or suffering from end-stage renal disease. The Medicaid program, which varies from state to state, covers certain individuals and families who have limited financial means. The Medicare and Medicaid programs increasingly are used as models for how private payers and other governmental payers develop their coverage and reimbursement policies for drugs and biologics. It is difficult to predict what third-party payers will decide with respect to the coverage and reimbursement for any newly approved product. In addition, in the United States, no uniform policy of coverage and reimbursement for biologics exists among third-party payers. Therefore, coverage and reimbursement for biologics can differ significantly from payer to payer. As a result, the process for obtaining favorable coverage determinations often is time-consuming and costly and may require us to provide scientific and clinical support for the use of our product to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

If our product or any of our future product candidates, are not covered or adequately reimbursed by third-party payers, including Medicare, then the cost of the relevant product may be absorbed by healthcare providers or charged to patients. If this is the case, our expectations of the pricing we expect to achieve for such product and the related potential revenue may be significantly diminished.

Outside of the United States, pharmaceutical businesses are generally subject to extensive governmental price controls and other market regulations. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Increasing efforts by governmental and third-party payers in the United States and abroad to control healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product or any of our product candidates. Severe cost containment practices may adversely affect our product sales. Furthermore, the impact of the IRA on our business and the pharmaceutical industry generally is currently unknown. We expect to experience pricing pressures in connection with the sale of our product and any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.

Our product and our product candidates, even if approved, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application (“NDA”), biologics license application (“BLA”) submitted under Section 351(a) of the Public Health Service Act (“PHSA”), or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we or our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or may contain requirements for potentially costly additional clinical trials and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse events and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to ensure compliance. We will have to comply with requirements concerning advertising and promotion for our product. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our product for indications or uses for which it does not have approval. If our product candidates are approved, we must submit new or supplemental applications and obtain approval for certain changes to the approved products, product labeling or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of any product in general or in specific patient subsets.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose the marketing approval that we have obtained and we may not sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shut-downs, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or future global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Competitive Activity

Our product LOQTORZI and product candidates CHS-114 and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

LOQTORZI entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc. (“Merck”), Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. Penpulimab-kcqx from Akeso Biopharma Co., Ltd. received approval from the FDA in April 2025 for the treatment of NPC. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.).

Casdozokitug is in development and, although it is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27, if approved it faces competition from other immuno-oncology products that are currently approved and that may be approved in the future.

CHS-114 is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead Sciences, Inc. / Jounce, Shionogi, AbbVie Inc., Bayer AG, F. Hoffmann-La Roche Ltd, Amgen Inc. (“Amgen”), LaNova Medicines and Nanjing Immunophage Biotech Co., Ltd.

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

Many of our competitors have substantially greater financial, technical and other resources, including larger research and development, marketing and manufacturing organizations. Additionally, mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop; they may also obtain patent protection that could block our product; and they may obtain regulatory approval, product commercialization and market penetration earlier than we do. Our competitors may have products that are easier to administer than our product, which could adversely affect our results. Biosimilar or immuno-oncology product candidates developed by our competitors may render our potential product candidates uneconomical, less desirable or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

We believe that LOQTORZI does, and any of our product candidates approved under a BLA should, qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors.

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

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product and product candidates, harming future regulatory approvals, sales of our product and product candidates and our results of operations. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel. The majority of our outstanding options have exercise prices that are above our current stock price. See the tables in Note 12. Stock-Based Compensation and Employee Benefits in the footnotes to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2024, describing our outstanding stock options as of December 31, 2024. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may experience difficulties in managing changes in our number of employees, particularly due to employees departing due to divestitures, reductions in force and turnover, which could disrupt our operations.

As of March 31, 2025, we had 221 full-time and part-time employees, which represented a decrease of 7 full-time and part-time employees since December 31, 2024. As our development and commercialization plans and strategies develop and evolve from time to time we face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the recent employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

Risks Related to Reliance on Third Parties

We rely on third parties, and in some cases a single third party, to manufacture nonclinical, clinical and commercial drug supplies of our product and product candidates and to store critical components of our product and product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our product and product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product and product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product and product candidates on a clinical or commercial scale. We rely on third-party manufacturers to manufacture and supply us with our product and product candidates for our preclinical and clinical studies as well as to maintain commercial supplies of our product. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and we may not be able to achieve such transfer or do so in a timely manner. Moreover, the availability of contract manufacturing services for protein-based therapeutics is highly variable and there are periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we will plan accordingly and generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP or similar regulatory requirements outside the United States. Our failure or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of our product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product or any other product candidates or products that we may develop. Any failure or refusal to supply the components for product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected product or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

On September 13, 2024, we announced that our third-party labeling and packaging CMO for UDENYCA (which we sold to Intas in the UDENYCA Sale) delayed production of UDENYCA due to over-commitments and capacity constraints. These delays caused a temporary UDENYCA supply interruption that quickly took away our ability to sell our product UDENYCA, that made up a large percentage of our total revenue, for a significant period of time. Similar circumstances to the temporary UDENYCA supply interruption could arise in the future, which would have an adverse impact on our financial statements and reputation.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, Good Clinical Practice (“GCP”), and Good Laboratory Practices (“GLP”), which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare or data privacy and security laws.

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

We are dependent on Junshi Biosciences for the commercialization of our product and the failure to commercialize could have a material adverse effect on our business and operating results.

We have an exclusive license from Junshi Biosciences to develop and commercialize LOQTORZI in the United States and Canada. Junshi Biosciences is responsible for supplying us with drug substance and final drug products.

Our license with Junshi Biosciences or other future license or collaboration agreements, may not result in positive outcomes. Factors that may affect the success of our licenses and collaborations include, but are not limited to, the following:

●	our existing and potential collaboration partners may fail to provide sufficient amounts of commercial product, including because of import restrictions, or they may be ineffective in doing so;
●	our existing and potential collaboration partners may fail regulatory inspections or RRAs which may preclude or delay the delivery of commercial product;
●	our existing and potential licensees and collaboration partners may incur financial, legal or other difficulties that force them to limit or reduce their participation in our joint projects;
●	our existing and potential licensees and collaboration partners may terminate their licenses or collaborations with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and
●	our existing and potential licensees and collaboration partners may choose to pursue alternative, higher priority programs, which could affect their commitment to us.

Moreover, any disputes with our existing and future licensees and collaboration partners could substantially divert the attention of our senior management from other business activities and may require us to incur substantial costs associated with litigation or arbitration proceedings. If we cannot maintain successful license and collaboration arrangements, our business, financial condition and operating results may be adversely affected.

Risks Related to Our Future Operations Following the UDENYCA Sale

There is no guarantee that we will receive either of the Earnout Payments under the UDENYCA Purchase Agreement.

A portion of the aggregate consideration potentially payable to us under the UDENYCA Purchase Agreement is in the form of two Earnout Payments of $37.5 million each. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. However, there is no guarantee that we will receive either of the Earnout Payments, and we may not receive more than the consideration that we received at closing of the UDENYCA Sale for selling the UDENYCA Business. If we do not receive the Earnout Payments the total consideration paid to us for the sale of UDENYCA will be significantly lower, which could be harmful to our future financial position.

We no longer operate the UDENYCA Business. We are now a commercial-stage innovative oncology company focused on the research, development and commercialization of innovative immunotherapies to treat cancer.

We no longer operate the UDENYCA Business, other than certain transition activities for a temporary period of time to transition the UDENYCA Business to Intas pursuant to the transition services agreement (the “UDENYCA TSA”) dated as of the UDENYCA Closing Date that we entered into with Intas. We are now focused on the research, development and commercialization of innovative immunotherapies to treat cancer and the commercialization of LOQTORZI for the treatment of NPC patients in the U.S. We continue to generate revenue by sales of our commercial product LOQTORZI and otherwise expect to devote substantial resources to our research, development and commercialization efforts for our pipeline product candidates. However, there is no guarantee that these efforts will ever result in any meaningful revenue for us, and revenue generated from these immunotherapies alone or in combination with revenue generated by LOQTORZI may never equal or surpass revenue generated by the UDENYCA Business in the past. If our stock price decreases in the future because our revenue is lower than when we operated the UDENYCA Business or for other reasons it could result in the delisting of our shares from The Nasdaq Global Market or other adverse consequences that would materially harm our business and prospects.

We have discretion in the use of the proceeds from the UDENYCA Sale and our choices about the use of proceeds may not be effective.

We used part of the proceeds that we received at closing of the UDENYCA Sale for the recent payoff and planned future payoff of certain financial liabilities. We plan to use the remainder for working capital and general corporate purposes, in connection with our continued business, which is focused on the research, development and commercialization of innovative immunotherapies to treat cancer and the development of an innovative immuno-oncology pipeline and the commercialization of LOQTORZI for the treatment of NPC patients in the U.S. We will have broad discretion in the application of the proceeds from the UDENYCA Sale and our planned use of proceeds described above may not improve our results of operations or enhance the value of our common stock. If our use of proceeds is not effective it could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest the proceeds in a manner that does not produce income or that loses value.

There are risks and uncertainties associated with the UDENYCA TSA, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

In connection with the UDENYCA Sale, we entered into the UDENYCA TSA pursuant to which we are required to provide certain business support services to Intas for a defined transition period of time. There are a number of risks and uncertainties associated with the UDENYCA TSA, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price, including, among other things:

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

Risks Related to Manufacturing and Supply Chain

We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our product and product candidates could substantially increase our costs and limit supply for our product and product candidates.

The process of manufacturing our product and product candidates is complex, highly regulated and subject to several risks, including but not limited to:

●	product loss due to contamination, equipment failure or improper installation or operation of equipment or vendor or operator error;
●	equipment failures, labor shortages, natural disasters, power failures and numerous other factors associated with the manufacturing facilities in which our product candidates are produced, and potentially exacerbated by climate change; and
●	disruption of supply chains for critical and specialized raw materials, delays in regulatory inspections of manufacturing and testing facilities, and reduced manufacturing capacities created by global events such as the ongoing conflicts in Ukraine and the Middle East.

We have experienced reduced production yields, product defects and other supply disruptions. For example, we have experienced failures with respect to the manufacturing of certain lots of each of our product and product candidates resulting in delays prior to our taking corrective action. Additionally, if microbial, viral or other contaminations are discovered in our product or product candidates or in the manufacturing facilities in which our product or product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any adverse developments affecting manufacturing operations for our product and product candidates, including due to sudden or long-term changes in weather patterns or conflicts in particular geographic areas, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product and product candidates. We also need to make a determination of excess or obsolete inventory that requires judgment and includes consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others. Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our product include those that are outside of our control such as the actions taken by competitors and customers and other factors.

We may have to take inventory write-downs and incur other charges and expenses, such as charges related to firm purchase commitments, for any product that is manufactured in reliance on a forecast that proves to be inaccurate because we do not sell as many units as forecasted. For example, during the fourth quarter of 2023, we recorded a $47.0 million charge for the write-down of slow moving YUSIMRY inventory and the related partial recognition of certain firm purchase commitments. Although we believe that the assumptions that we use in estimating inventory write-downs are reasonable, additional write-downs of inventory may be required in the future if actual market conditions are less favorable than our projections, which could materially and adversely impact our financial results. In addition to such write-downs, we may also have to incur charges and expenses related to firm purchase commitments or for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

We currently engage single suppliers for manufacture, clinical trial services, formulation development and product testing of our product and product candidates. The loss of any of these suppliers or vendors could materially and adversely affect our business.

For our product and our product candidates, we currently engage a distinct vendor or service provider for each of the principal activities supporting our manufacture and development of this product, such as manufacture of the biological substance present in the product, manufacture of the final filled and finished presentation of this product, as well as laboratory testing, formulation development and clinical testing of this product. Because we currently have engaged a limited number of back-up suppliers or vendors for these single-sourced services, and although we believe that there are alternate sources that could fulfill these activities, we cannot make any assurances that identifying and establishing relationships with alternate suppliers and vendors would not result in significant delay in the development of our product candidates. Additional delays or cost increases could occur due to the direct or indirect effects of the ongoing conflict in Ukraine. Additionally, we may not be able to enter into arrangements with alternative service providers on commercially reasonable terms or at all. A delay in the development of our product and product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers, could have a material adverse impact on our business.

We and our collaboration partners and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with

cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners, or our contract manufacturers must supply all necessary documentation in support of a BLA, NDA or MAA on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must successfully complete a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not successfully complete a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Risks Related to Adverse Events

Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, use of our product or our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, prospects and financial condition.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a risk evaluation and mitigation strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

For our product and if we receive approval for our product candidates, regulatory agencies, including the FDA and foreign regulatory agencies, require that we report certain information about adverse medical events if any product may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our product or extended delay in approval or clearance of future products.

Adverse events involving another anti-PD-1 or PD-L1 antibody product may negatively affect our business.

In the event that use of another anti-PD-1 or PD-L1 antibody product results in unanticipated side effects or other adverse events, it is likely that our product will be viewed comparably and may become subject to the same scrutiny and regulatory sanctions as the other anti-PD-1 or PD-L1 antibody product, as applicable. Accordingly, we may become subject to regulatory supervisions, clinical holds, product recalls or other regulatory actions for matters outside of our control that affect the other anti-PD-1 or PD-L1 antibody product, as applicable, if and until we are able to demonstrate to the satisfaction of our regulators that our product is not subject to the same issues leading to the regulatory action as the other anti-PD-1 or PD-L1 antibody product, as applicable.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Competitors have developed, and are continuing to develop, worldwide patent portfolios of varying sizes and breadth, many of which are in fields relating to our business, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use.

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of third-party patents or patent applications with claims, for example, to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. While we have conducted freedom to operate analyses with respect to our product and our product candidates we cannot guarantee that any of our analyses are complete and thorough, nor can we be sure that we have identified each patent and pending application in the United States and abroad that is relevant or necessary to the commercialization of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents covering our product candidates. With respect to products we are evaluating for inclusion in our future product pipeline, our freedom to operate analyses, including our research on the timing of potentially relevant patent expirations, are ongoing.

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

Third parties may submit applications for patent term extensions in the United States or other jurisdictions where similar extensions are available or Supplementary Protection Certificates in the E.U. states and Switzerland seeking to extend certain patent protection, which, if approved, may interfere with or delay the launch of one or more of our product or product candidates.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Patent litigation and other proceedings may fail, and even if successful, may result in substantial costs and distract our management and other employees. Competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace.

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

We may not be successful in obtaining or maintaining necessary rights to our product and product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property, through licenses from third parties and under patent applications that we own, to develop and commercialize our product and product candidates. Because we may find that our programs require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. We may also get into disputes or litigation with third parties from whom we license intellectual property rights necessary for the sale of our product.

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

We invest substantial efforts and financial resources to identify, acquire and develop our product candidates. Our future success is dependent on our ability to develop, obtain regulatory approval for, and then commercialize and obtain adequate third-party coverage and reimbursement for one or more of our product candidates. We currently have one approved product: LOQTORZI.

Our product candidates are in varying stages of development and will require additional clinical development, management of nonclinical, clinical and manufacturing activities, regulatory approval, adequate manufacturing supplies, commercial organization and significant marketing efforts before we generate any revenue from product sales. We have not initiated Phase 3 clinical trials for any of the product candidates in our pipeline. It may be some time before we submit an application for market approval with the relevant regulatory agencies for these product candidates.

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

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we and our collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

The time required to develop new products or obtain approval for new products by the FDA and comparable foreign authorities is unpredictable, may take many years following the completion of clinical studies and depends upon numerous factors. Further, applications to the Human Genetic Resources Administration of China required for any activities, including development activities and data sharing with our partners in China, may result in product development delays. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Neither we nor any collaboration partner has obtained regulatory approval for any of our product and product candidates, other than LOQTORZI, which has received approval from the FDA and is also approved for use in China, and it is possible that none of our other current or future product candidates will ever obtain additional regulatory approvals.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA, an NDA or other submission or to obtain regulatory approval in the United States, the EEA or elsewhere;
●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
●	the FDA may determine that the population studied in the clinical program may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval, or that conclusions of clinical trials conducted in a single country or region outside the United States may not be generalizable to the patient population in the United States;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from analytical and bioanalytical studies, nonclinical studies or clinical studies;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of our collaborators or third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent registration clinical studies. There is a high failure rate for product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the oncology industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Nonclinical and clinical data are also often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct for our product candidates will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required institutional review board approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an IND or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s GCP requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

Failure to obtain regulatory approval in any targeted regulatory jurisdiction would prevent us from marketing our product to a larger patient population and reduce our commercial opportunities.

We are marketing LOQTORZI in the United States and may seek to partner commercially our product outside the United States, such as our Canada License Agreement with Apotex in Canada for LOQTORZI.

In order to market our product in the E.U., the United States and other jurisdictions, we and our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the centralized procedure for the regulation and approval of human medicines. This procedure results in a single marketing authorization that is valid in all E.U. countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our product in any market. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Compliance with Applicable Laws

Healthcare reform measures, including the IRA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the United States pharmaceutical industry. The ACA, among other things, modified the average manufacturer price (“AMP”) definition under the Medicaid Drug Rebate Program (“MDRP”) for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel; expanded rebate payments under the MDRP to include utilization by individuals enrolled in Medicaid managed care organizations; added a provision to increase the Medicaid rebate for line extension drugs; established annual fees and taxes on manufacturers of certain branded prescription drugs; and expanded the entities eligible for discounts under the Public Health Service 340B drug pricing program.

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

Individual states in the United States have also proposed and enacted legislation and are implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Services (“CMS”) information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives)), and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and
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

We participate in governmental programs that impose drug price reporting, payment, and other compliance obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B reimburses physicians who administer our product. Under the MDRP, as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of HHS to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP for each drug and, in the case of innovator products, the Best Price, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with ASP information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Pursuant to the IRA, the AMP and ASP figures we report will also be used to compute rebates under Medicare Part D and Medicare Part B triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

Pricing and rebate calculations are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of ASP, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot make any assurances that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through March 31, 2025 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	the risk of deterioration in our financial conditions, such as reduced collection of cash and increased costs in the future;
●	any inability to obtain additional funding;
●	failure to receive either of the Earnout Payments after the closing;
●	any delay in filing an IND, NDA, BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our product and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or product;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our product and product candidates;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our product and product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our company or our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates, increasing tariffs and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates; and
●	changes in regulatory requirements that could make it more difficult for us to develop our product candidates.

In addition, oncology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

As discussed in Item 9A, “Controls and Procedures,” of our 2024 Form 10-K, we have identified a material weakness in the operating effectiveness of our procedures related to documentation and review of certain inventory account reconciliations as of December 31, 2024. The lack of sufficient evidence of the review performed over these accounting records did not allow for the testing and validation that the relevant internal controls operated, and thus it resulted in the material weakness. This material weakness related to documentation and did not result in a misstatement with respect to our financial statements included in our 2024 Form 10-K. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Notwithstanding this material weakness, our management concluded the consolidated financial statements included in our 2024 Form 10-K presented fairly, in all material respects, our financial condition, results of operations and cash flows for the periods covered by that report.

Following identification of this material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we continue to implement remedial actions to address this deficiency. The remediation measures include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, the deficient inventory account reconciliations control was decommissioned concurrent with the UDENYCA Sale on April 11, 2025, leaving no opportunity to formally retest the operating effectiveness of the control during the current period.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines are appropriate. We can give no assurance that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to maintain compliance with the covenants contained in our 2029 Loan Agreement, record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock.

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

As of March 31, 2025, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 19.4% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of March 31, 2025, there were 115,907,216 shares of common stock outstanding.

In addition, as of March 31, 2025, approximately 36.9 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Award Plan (the “2014 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Any increase in the number of shares available for future grant under the 2014 Plan must be approved by our stockholders. Pursuant to our 2014 Employee Stock Purchase Plan (“ESPP”), eligible employees are able to acquire shares of our common stock at a discount to the prevailing market price. Pursuant to our 2016 Employment Commencement Incentive Plan (the “2016 Plan”), our management was authorized to grant stock options and other equity-based awards to our new employees, however in connection with the approval of the 2014 Plan in 2024, we agreed that we would not make any new awards under the 2016 Plan after the effective date of the 2014 Plan.

In April 2020, we issued and sold $230.0 million aggregate principal amount of our 2026 Convertible Notes. The holders may convert their 2026 Convertible Notes at their option at any time prior to the close of business on the second scheduled trading day immediately before April 15, 2026. Upon conversion of the 2026 Convertible Notes by a holder, the holder will receive shares of our common stock, together, if applicable, with cash in lieu of any fractional share. Since inception, the conversion price has been 51.9224 shares of common stock per $1,000 principal amount of the 2026 Convertible Notes, which represents a conversion price of approximately $19.26 per share of common stock. At the closing of the Repurchases on April 15, 2025, approximately $170 million aggregate principal amount of the 2026 Convertible Notes were repurchased and approximately $60 million aggregate principal amount of 2026 Convertible Notes remained outstanding. On April 16, 2025, we filed a Schedule TO with the SEC and sent a fundamental change notice to the holders of the remaining approximately $60 million aggregate principal amount of 2026 Convertible Notes offering to repurchase such remaining 2026 Convertible Notes on May 15, 2025 pursuant to the Fundamental Change Repurchase Right (as defined in the Indenture).

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business operations, financial condition, results of operations and prospects.

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $82.4 million of cash and cash equivalents as of March 31, 2025 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

We do not intend to pay dividends on our common stock so any returns would be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any potential return to stockholders would therefore be limited to the appreciation of their stock, if any.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the first quarter of 2025, three wholesalers individually comprised approximately 46%, 33%, and 20%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

We currently have limited international operations of our own and have and may have in the future a number of international collaborations, including our significant collaboration with Junshi Biosciences in China. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses, including those that affect our work with a collaboration partner in China;

●	failure by us or our collaboration partners to obtain and maintain regulatory approvals for the use of our product in various countries;

●	additional potentially relevant third-party patent rights;

●	foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions, new or increasing tariffs, retaliatory trade actions due to recent or future trade tension and other regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure commitments from governments to purchase our product;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations by us or our collaboration partners;

●	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems by our collaboration partners;

●	limits in our or our collaboration partners’ ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, tariffs and retaliatory tariffs, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance;

●	expose us to sanctions, such as the sanctions levied by United States, E.U. and Russian regulatory bodies in connection with the war between Russia and Ukraine; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the United States Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

Although the degree of focus on these factors may change in the future, there is continued scrutiny from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We also face significant costs from complying with any new ESG regulations, for example, any regulations that may relate to climate change that may apply to us in the future.

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

The term “submarine” patent has been used in the pharmaceutical industry and in other industries to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our pipeline candidates and thereby cause significant market entry delay, defeat our ability to market our product or cause us to abandon development or commercialization of a molecule.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a product candidate into the United States market.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which might adversely affect our ability to develop and market our product.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product or pipeline molecules. We may incorrectly determine that our product is not covered by a third-party patent.

Many patents may cover a marketed product, including but not limited to the composition of the product, methods of use, formulations, cell line constructs, vectors, growth media, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of an originator product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product.

Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product and product candidates.

If we are unable to obtain and maintain effective patent rights for our product and product candidates, we may not be able to prevent competitors from using technologies we consider important in our successful development and commercialization of our product candidates, resulting in loss of any potential competitive advantage our patents may have otherwise afforded us.

While our principal focus in matters relating to intellectual property is to avoid infringing the valid and enforceable rights of third parties, we also rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our own intellectual property related to our product candidates and development programs. Our ability to enjoy any competitive advantages afforded by our own intellectual property depends in large part on our ability to obtain and maintain patents and other intellectual property protection in the United States and in other countries with respect to various proprietary elements of our product candidates, such as, for example, our product formulations and processes for manufacturing our product and product candidates and our ability to maintain and control the confidentiality of our trade secrets and confidential information critical to our business.

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our product and product candidates that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. There is no guarantee that any patent application we file will result in an issued patent having claims that protect our product and product candidates. Additionally, while the basic requirements for patentability are similar across jurisdictions, each jurisdiction has its own specific requirements for patentability. We cannot guarantee that we will obtain identical or similar patent protection covering our product and product candidates in all jurisdictions where we file patent applications.

The patent positions of oncology companies generally are highly uncertain and involve complex legal and factual questions. As a result, the patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries for many reasons. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, considered or cited during patent prosecution, which can be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patent claims being narrowed, found unenforceable or invalidated. Our patents and patent applications, even if they are unchallenged, may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competitors from using the technologies claimed in any patents issued to us, which may have an adverse impact on our business.

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

We have issued patents and have filed patent applications, which are currently pending, covering various aspects of our product and product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened or infringed by third parties. Any successful actions by third parties to challenge the validity or enforceability of any patents, which may issue to us could deprive us of the ability to prevent others from using the technologies claimed in such issued patents. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

Because competitors may be able to develop their own proprietary technologies, it is uncertain whether any of our issued patents or pending patent applications would cover the products of any competitors. The product and patent landscape is highly uncertain and we cannot predict whether our patent filings will afford us a competitive advantage against third parties or if our product will avoid infringement of third-party patents.

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

Filing, prosecuting, defending and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may choose not to file patent applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If we are unable to maintain effective (non-patent) proprietary rights for our product and product candidates, we may not be able to compete effectively in our markets.

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

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. We cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the “first-to-file” laws in the United States and the E.U., such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. For example, as described in our 2024 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness in the operating effectiveness of our procedures related to our documentation and review of certain inventory account reconciliations. We are taking steps to remediate this material weakness and to strengthen our internal control over financial reporting, which include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, the deficient inventory account reconciliations control was decommissioned concurrent with the UDENYCA Sale on April 11, 2025, leaving no opportunity to formally retest the operating effectiveness of the control during the current period.

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

Despite the implementation of security measures, our information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, misconfigurations, “bugs” or other vulnerabilities, “phishing” attacks, malware, ransomware, denial of service and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of Confidential Information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In addition, geopolitical tensions or conflicts, such as the war between Russia and Ukraine or the conflicts in the Middle East, may create a heightened risk of cyberattacks. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information. If we or any of our third-party collaborators or service providers were to experience any material failure or security breach, it could result in a material disruption of our development programs, reputation, and business operations. For example, the loss of clinical study data from completed or ongoing clinical studies could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data and subsequently commercialize the product.

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

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of Confidential Information, we could incur liability and suffer reputational harm, and the development and commercialization of our product and product candidates could be delayed. Federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition. Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.

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

In addition, the regulatory framework for the receipt, collection, processing, use, safeguarding, sharing and transfer of personal data is rapidly evolving and is likely to remain uncertain for the foreseeable future as new global privacy rules are being enacted and existing ones are being updated and strengthened. For example, on May 25, 2018, the General Data Protection Regulation (“GDPR”) took effect. The GDPR is applicable in each EEA member state and applies to companies established in the EEA as well as companies that collect and use personal data to offer goods or services to, or monitor the behavior of, individuals in the EEA, including, for example, through the conduct of clinical trials. GDPR introduces more stringent data protection obligations for processors and controllers of personal data. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, includes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. The GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Penalties and fines for failure to comply with GDPR are significant, including fines of up to €20 million or 4% of the total worldwide annual turnover of a non-compliant undertaking, whichever is higher. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

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

We may be adversely impacted by continued increases in inflation. Current and future inflation may be driven by the following factors: supply chain disruptions, increased tariffs and retaliatory tariffs, increased costs of transportation, increased input costs such as the cost of fuel, shortages, and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the overall demand for our product, our costs for labor and materials and the size of any margins we are able to realize on our revenues. This would have a material and adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter ended March 31, 2025. A total of 181,742 shares were surrendered to us in the first quarter of 2025, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
2.1††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Intas Pharmaceuticals Ltd., dated December 2, 2024.	8-K	2.1	12/03/2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Amended and Restated Bylaws.	8-K	3.1	11/18/2020

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.1	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

4.6	First Supplemental Indenture, dated March 31, 2025, between Coherus BioSciences, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	4/1/2025

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

††	Schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS BIOSCIENCES, INC.

Date: May 12, 2025	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)