Form 10-Q
period 2025-06-30
Coherus Oncology, Inc.
filed 2025-08-07
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36721

Coherus Oncology, Inc.

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

As of July 31, 2025, 116,227,275 shares of the registrant’s common stock were outstanding.

COHERUS ONCOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus Oncology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$216,893	$125,987
Investments in marketable securities	20,744	—
Trade receivables, net	5,109	111,324
TSA receivables, net	114,530	11,010
Inventory	4,513	4,207
Prepaid manufacturing	6,700	6,653
Other prepaids and current assets	11,716	10,222
Assets of discontinued operations, current (Note 6)	—	72,180
Total current assets	380,205	341,583
Property and equipment, net	1,907	2,576
Intangible assets, net	52,312	53,646
Other assets, non-current	5,040	6,485
Assets of discontinued operations, non-current (Note 6)	—	44,243
Total assets	$439,464	$448,533

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$37,622	$28,456
Accrued rebates, fees and reserves	96,814	164,867
TSA payables and accrued liabilities	103,999	11,026
Accrued compensation	11,015	18,344
Accrued and other current liabilities	14,179	60,288
Total current liabilities	263,629	282,981
Term loan, non-current	36,867	36,698
Convertible notes, non-current	—	228,229
Lease liabilities, non-current	2,406	3,286
Other liabilities, non-current	16,735	29,329
Total liabilities	319,637	580,523
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 116,222,726 and 115,614,548 at June 30, 2025 and December 31, 2024, respectively)	12	12
Additional paid-in capital	1,429,885	1,419,266
Accumulated other comprehensive loss	(275)	(275)
Accumulated deficit	(1,309,795)	(1,550,993)
Total stockholders' equity (deficit)	119,827	(131,990)
Total liabilities and stockholders’ equity (deficit)	$439,464	$448,533

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$10,254	$10,296	$17,853	$12,604
Costs and expenses:
Cost of goods sold	3,395	1,809	6,048	3,248
Research and development	26,306	20,598	50,662	49,022
Selling, general and administrative	26,039	27,515	52,064	67,747
Total costs and expenses	55,740	49,922	108,774	120,017
Loss from operations	(45,486)	(39,626)	(90,921)	(107,413)
Interest expense	(2,277)	(4,062)	(4,427)	(7,180)
Loss on debt extinguishment	—	(12,630)	—	(12,630)
Other income (expense), net	2,901	1,467	3,088	4,336
Loss from continuing operations before income taxes	(44,862)	(54,851)	(92,260)	(122,887)
Income tax provision	—	—	—	—
Net loss from continuing operations	(44,862)	(54,851)	(92,260)	(122,887)
Net income from discontinued operations, net of tax (Note 6)	342,629	41,930	333,458	212,841
Net income (loss)	$297,767	$(12,921)	$241,198	$89,954

Net income (loss) per share:
Net loss from continuing operations - basic and diluted	$(0.39)	$(0.48)	$(0.80)	$(1.08)
Net income from discontinued operations - basic and diluted	$2.95	$0.37	$2.88	$1.87
Net income (loss) per share - basic and diluted	$2.57	$(0.11)	$2.08	$0.79

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	116,077,710	114,819,965	115,968,352	113,784,636

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$297,767	$(12,921)	$241,198	$89,954
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(24)
Comprehensive income (loss)	$297,767	$(12,921)	$241,198	$89,930

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)
Net loss	—	—	—	—	(56,569)	(56,569)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	474,410	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(181,742)	—	(264)	—	—	(264)
Stock-based compensation expense	—	—	5,353	—	—	5,353
Balances at March 31, 2025	115,907,216	12	1,424,355	(275)	(1,607,562)	(183,470)
Net income	—	—	—	—	297,767	297,767
Issuance of common stock upon vesting of RSUs	44,556	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(16,519)	—	(16)	—	—	(16)
Issuance of common stock under the employee stock purchase plan ("ESPP")	287,473	—	188	—	—	188
Stock-based compensation expense	—	—	5,358	—	—	5,358
Balances at June 30, 2025	116,222,726	$12	$1,429,885	$(275)	$(1,309,795)	$119,827

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	102,875	102,875
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of RSUs	741,213	—	—	—	—	—
Issuance of common stock under ATM Offering, net of issuance costs	650,005	—	1,507	—	—	1,507
Taxes paid related to net share settlement of RSUs	(284,275)	—	(745)	—	—	(745)
Stock-based compensation expense	—	—	7,677	—	—	7,677
Other comprehensive loss, net of tax	—	—	—	(24)	—	(24)
Balances at March 31, 2024	113,496,854	11	1,395,042	(272)	(1,476,625)	(81,844)
Net loss	—	—	—	—	(12,921)	(12,921)
Issuance of common stock upon vesting of RSUs	21,583	—	—	—	—	—
Issuance of common stock -partial payout of 2023 bonus in RSUs	1,976,750	1	4,407	—	—	4,408
Offering costs associated with ATM offering	—	—	(52)	—	—	(52)
Taxes paid related to net share settlement of RSUs	(767,971)	—	(1,711)	—	—	(1,711)
Issuance of common stock under the ESPP	471,439	—	685	—	—	685
Stock-based compensation expense	—	—	7,327	—	—	7,327
Balances at June 30, 2024	115,198,655	$12	$1,405,698	$(272)	$(1,489,546)	$(84,108)

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$241,198	$89,954
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,062	2,694
Stock-based compensation expense	10,793	14,550
Impairment of out-license asset and remeasurement of CVR liability, net	—	6,772
Loss on debt extinguishment	10,286	12,630
Gain on Sale Transactions, net (Note 6)	(339,102)	(177,732)
Inventory write-downs, net	—	2,481
Change in fair value of derivatives	12,608	576
Other non-cash adjustments, net	2,490	(1,843)
Changes in operating assets and liabilities:
Trade receivables, net	106,161	85,217
Inventory	(18,474)	(18,557)
Prepaid manufacturing	396	7,170
Other prepaid, current and non-current assets	(869)	(4,249)
Accounts payable	833	40,077
Accrued rebates, fees and reserves	(68,053)	6,523
TSA related operating assets and liabilities, net	(10,547)	(4,781)
Accrued compensation	(7,329)	(2,643)
Accrued and other current and non-current liabilities	(14,911)	(45,871)
Net cash (used in) provided by operating activities	(72,458)	12,968

Investing activities
Purchases of investments in marketable securities	(20,726)	—
Proceeds from maturities of investments in marketable securities	—	6,200
Proceeds from sale of investments in marketable securities	—	8,688
Net cash received related to the Sale Transactions (Note 6)	478,681	227,823
Milestone payment to Junshi Biosciences	(12,500)	(12,500)
Other investing activities, net	(303)	208
Net cash provided by investing activities	445,152	230,419

Financing activities
Proceeds from 2029 Term Loan, net of debt discount and issuance costs	—	37,120
Proceeds from (repayment of) Revenue Purchase and Sale Agreement, net of issuance costs	(47,652)	36,495
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	—	1,455
Proceeds from purchase under the employee stock purchase plan	188	685
Taxes paid related to net share settlement	(280)	(2,456)
Redemption of 2026 Convertible Notes, including transaction costs	(233,185)	—
Repayment of 2027 Term Loans, premiums and make-whole	—	(260,387)
Other financing activities, net	(859)	50
Net cash used in financing activities	(281,788)	(187,038)

Net increase in cash, cash equivalents and restricted cash	90,906	56,349
Cash, cash equivalents and restricted cash at beginning of period	126,250	103,343
Cash, cash equivalents and restricted cash at end of period	$217,156	$159,692

Supplemental disclosures of non-cash activities
Non-cash employee bonuses settled in common stock	$—	$4,408
Financing issuance costs in accrued and other current liabilities	$—	$1,008

See accompanying notes.

Coherus Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, and other cancers. Our strategy is to expand the use of LOQTORZI in nasopharyngeal carcinoma (“NPC”) and advance the development of new indications for LOQTORZI in combination with both our pipeline candidates as well as our industry partners, driving synergies from proprietary combinations, including first-in-class anticancer agents. On May 29, 2025, the Company changed its corporate name from Coherus BioSciences, Inc. to Coherus Oncology, Inc. to better align with its exclusive focus on proprietary innovative immuno-oncology medicines following the completion of the recent divestitures of our biosimilar businesses and the transition to an exclusive focus on immuno-oncology.

The Company previously owned UDENYCA (pegfilgrastim-cbqv), which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, the Company and Intas Pharmaceuticals Ltd. (“Intas”) entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Intas has designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. In addition, the Company is also eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met. As a result, the Company has included discontinued operations presentation in its condensed consolidated statements of operations and condensed consolidated balance sheets for all periods presented. Refer to Note 6. Discontinued Operations for more information.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Act. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

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

Segment Reporting and Geographic Disclosures

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. The CODM assesses operating performance and makes operating decisions primarily based on net income (loss), cash on-hand and investments, and cash flows. All expense categories on the condensed consolidated statements of operations are significant, and there are no other significant segment expenses that would require disclosure. Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than cash, cash equivalents and investments in marketable securities. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

Restricted Cash

Restricted cash consists of immaterial deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2025 and December 31, 2024.

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations that provide for United States government-mandated or privately negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time product is shipped to the Customer. Payment terms differ by jurisdiction and customer, but payment terms typically range from 30 to approximately 80 days from date of shipment and may be extended during the launch period of a new product.

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

Discontinued Operations

The Company evaluates all disposal transactions to determine whether it qualifies for reporting as discontinued operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the condensed consolidated statement of operations for all prior periods presented. The Company also reports net assets transferred to Accord as separate line items on the condensed consolidated balance sheet for prior periods.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current period presentation of discontinued operations, including amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and various footnotes. There were no changes to net income (loss). In addition, certain amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation, and these changes had no impact on the net cash (used in) provided by operating activities and financing activities.

2025 Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The Company is evaluating the impacts of the OBBBA on its condensed consolidated financial statements, with effects beginning to be reflected in the third quarter of 2025, the period of enactment.

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

2.        Revenue

The Company launched LOQTORZI in December 2023. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
LOQTORZI	$9,959	$3,789	17,307	5,777
Other revenue	295	6,507	546	6,827
Total net revenue	$10,254	$10,296	$17,853	$12,604

For continuing operations, gross product revenues by significant Customers as a percentage of total gross product revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
McKesson Corporation	44%	44%	45%	39%
Cencora (previously known as AmeriSource-Bergen Corporation)	39%	45%	37%	44%
Cardinal Health, Inc.	15%	11%	17%	15%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior period was $(8.7) million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the condensed consolidated balance sheets.

In connection with the sale of the CIMERLI ophthalmology franchise, the YUSIMRY franchise and the UDENYCA franchise, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI, June 26, 2024 for YUSIMRY and April 11, 2025 for UDENYCA. Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) in March 2024 for CIMERLI, the Company’s Transition Services Agreement (the “YUSIMRY TSA”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”) in June 2024 for YUSIMRY and the Company’s Transition Services Agreement with Intas (the “UDENYCA TSA” and, together with the CIMERLI TSA and the YUSIMRY TSA, collectively the “TSA” or the “TSAs”) in April 2025 for UDENYCA are reflected within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets and are excluded from the below table (see Note 6. Discontinued Operations).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Six Months Ended June 30, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current period	193,653	45,168	31,051	269,872
Prior period - increase (decrease)	(3,439)	(474)	(1,239)	(5,152)
Payments and customer credits issued	(295,912)	(91,372)	(51,187)	(438,471)
Balances at June 30, 2025	$5,080	$77,060	$19,754	$101,894

	Six Months Ended June 30, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current period	486,139	109,615	80,252	676,006
Prior period - increase (decrease)	(816)	6,145	(1,263)	4,066
Payments and customer credits issued	(485,633)	(105,986)	(82,240)	(673,859)
Balances at June 30, 2024	$73,643	$130,911	$46,544	$251,098

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

In connection with the acquisition of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (the “Surface Acquisition”), the Company recorded contingent consideration liabilities related to contingent value rights (“CVRs”). The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors.

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). The Company recorded the initial estimated fair value of the Royalty Fee Derivative Liability of $9.2 million in accrued and other current liabilities on the condensed consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. The Company estimated the total fair value of the Royalty Fee Derivative Liability at June 30, 2025 and December 31, 2024, to be $1.5 million and $13.6 million, respectively. In connection with the UDENYCA Sale, the UDENYCA portion of the Royalty Fee Derivative Liability was derecognized.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$214,948	$1,649	$—	$216,597
Marketable debt securities:
U.S. government agency securities	1,174	—	—	1,174
U.S. treasury securities	1,730	—	—	1,730
Commercial paper and corporate notes	—	17,840	—	17,840
Total	$217,852	$19,489	$—	$237,341
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
Contingent consideration	—	—	632	632
Total	$—	$—	$2,122	$2,122

	Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$125,549	$—	$—	$125,549
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$13,620	$13,620
Contingent consideration	—	—	632	632
Total	$—	$—	$14,252	$14,252
(1)	Cash equivalents may include the following: money market funds, U.S. treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	June 30, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$211,475	$—	$—	$211,475
U.S. government agency securities	1,174	—	—	1,174
U.S. treasury securities	5,203	—	—	5,203
Commercial paper and corporate notes	19,489	5	(5)	19,489
Total	$237,341	$5	$(5)	$237,341

	December 31, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$125,549	$—	$—	$125,549

The Company held seven positions that were in unrealized loss positions as of June 30, 2025. No impairment was recognized in 2025. As of June 30, 2025, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately six months. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2025.

4.       Inventory

Inventory of $4.5 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively, consisted entirely of finished goods. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company did not have any inventory of continuing operations classified as non-current.

Prepaid manufacturing of $6.7 million as of June 30, 2025 included prepayments to a CMO of $1.1 million for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and $5.6 million for research and development. Prepaid manufacturing of $6.7 million as of December 31, 2024 included $0.3 million for manufacturing services of the Company’s product and $6.4 million for research and development.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net of continuing operations consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Machinery and equipment	$12,014	$13,437
Computer equipment and software	2,158	3,582
Furniture and fixtures	1,041	1,055
Leasehold improvements	5,752	5,751
Total property and equipment	20,965	23,825
Accumulated depreciation and amortization	(19,058)	(20,988)
Property and equipment, net - subtotal	1,907	2,837
Less: Property and equipment, net from discontinued operations	—	(261)
Property and equipment, net	$1,907	$2,576

Depreciation and amortization expense related to property and equipment, net was $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the net book value of software implementation costs of continuing operations related to hosting arrangements was $0.9 million and $1.7 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net of continuing operations consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Finite-lived assets, net of accumulated amortization of $4,053 and $2,719, as of June 30, 2025 and December 31, 2024, respectively	$23,453	$24,787
Indefinite-lived assets - in-process research and development	28,859	28,859
Total Intangible assets, net	$52,312	$53,646

Amortization expense related to finite-lived intangible assets was $0.6 million and $1.3 million in the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.6 million in the three and six months ended June 30, 2024, respectively.

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

Accrued and Other Current Liabilities

Accrued and other current liabilities of continuing operations consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued commercial and research and development manufacturing	$5,643	$12,449
Accrued co-development costs and milestone payments	—	12,500
Royalty fee derivative liability, current	—	13,620
Accrued other	6,780	20,028
Lease liabilities, current	1,756	1,691
Total Accrued and other current liabilities	$14,179	$60,288

Other Liabilities, Non-current

Other liabilities, non-current of continuing operations consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Contingent consideration, non-current	$632	$632
Deferred tax liability	1,102	1,102
Revenue participation liability, non-current	13,101	27,595
Royalty fee derivative liability, non-current	1,490	—
Other	410	—
Total Other liabilities, non-current	$16,735	$29,329

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement. On April 11, 2025, the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. The Company recognized a net gain on the UDENYCA Sale of $339.1 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized and transaction expenses of $9.9 million. At June 30, 2025, the majority of the transaction costs were unpaid. In addition, the Company is also eligible to receive two additional Earnout Payments of $37.5 million each. The first such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise, which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY for upfront cash consideration of $40.0 million and the assumption of certain liabilities, including $17.0 million of inventory purchase commitments (the “YUSIMRY Sale”).

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $187.8 million, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (the “CIMERLI Sale” and, together with the UDENYCA Sale and the YUSIMRY Sale, the “Sale Transactions”).

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

The Company used a portion of the proceeds of the UDENYCA Sale to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement. Accordingly, the interest expense and loss on debt extinguishment associated with these arrangements have been presented within discontinued operations. Interest expense related to the $175.0 million portion of the $250.0 million aggregate principal amount senior secured term loan facility, entered into on January 5, 2022 (as amended, the “2027 Term Loans”), was required to be repaid in April 2024 in connection with the CIMERLI Sale and has also been presented within discontinued operations.

The following table presents a reconciliation of discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net revenue	$23,094	$54,683	$55,228	$129,438
Costs and expenses:
Cost of goods sold	6,548	26,559	25,897	59,706
Research and development	440	1,357	162	1,403
Selling, general and administrative	2,027	7,650	9,483	23,950
Total costs and expenses	9,015	35,566	35,542	85,059
Income from operations	14,079	19,117	19,686	44,379
Interest expense	(487)	(1,272)	(3,484)	(9,270)
Loss on debt extinguishment	(10,286)	—	(10,286)	—
Other income (expense), net	221	—	(11,560)	—
Gain on Sale Transactions, net	339,102	24,085	339,102	177,732
Net income from discontinued operations before income taxes	342,629	41,930	333,458	212,841
Income tax provision	—	—	—	—
Net income from discontinued operations, net of tax	$342,629	$41,930	$333,458	$212,841

Net revenue from discontinued operations by product was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
UDENYCA	$23,190	$50,917	$54,652	$93,584
CIMERLI	(96)	—	533	28,194
YUSIMRY	—	3,766	43	7,660
Total net revenue from discontinued operations	$23,094	$54,683	$55,228	$129,438

Assets of discontinued operations, all of which were derecognized as of June 30, 2025, were as follows at December 31, 2024:

December 31,
(in thousands)	2024
Assets of Discontinued Operations
Inventory	$65,887
Prepaid manufacturing	4,983
Other prepaids and current assets	1,310
Total assets of discontinued operations, current	72,180
Property and equipment, net	261
Inventory, non-current	43,776
Other assets, non-current	206
Total assets of discontinued operations, non-current	44,243
Total assets of discontinued operations	$116,423

Consistent with the historical offsetting payment practices of the Company’s Customers, certain cash receipts for sales made by Coherus prior to the UDENYCA Closing Date have been reduced by Customers to pay themselves for chargebacks, including chargebacks related to sales of UDENYCA made by Accord on or after the UDENYCA Closing Date. In accordance with the terms of the UDENYCA TSA, all the cash deductions taken by Customers related to sales made by Accord will be repaid to Coherus by Accord. As of June 30, 2025, such amounts receivable from Accord were $6.4 million and were classified in TSA receivables, net on the condensed consolidated balance sheet.

The following table presents the balance sheet classifications of assets and liabilities that were related to discontinued operations but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	June 30,	December 31,
(in thousands)	2025	2024
Assets
Trade receivables, net (1)	$(10,273)	$102,365
Liabilities
Accrued rebates, fees and reserves	$95,062	$163,771
Liabilities to be paid in connection with UDENYCA Sale
Accrued and other current liabilities	$—	$14,816
Other liabilities, non-current	$—	$15,667
Convertible notes (Note 8)	$—	$228,229
(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the six months ended June 30, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $339.1 million, partially offset by a loss on debt extinguishment of $10.3 million. During the six months ended June 30, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale Transactions of $177.7 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $15.5 million.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company is providing certain business support services including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were $1.7 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.2 million for the six months ended

June 30, 2025 and 2024, respectively, and were recorded as a reduction to operating expenses or in other income (expense), net in the condensed consolidated statements of operations based on the nature of the payment.

7.       Collaborations and Other Arrangements

In-Licensing Agreement

Junshi Biosciences

In March 2024, the Company entered into an Amendment No. 2 (the “2nd Amendment”) to the Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) to revise the timing of the $25.0 million milestone payment to Junshi Biosciences that became due in connection with the approval by the U.S. Food and Drug Administration (“FDA”) of toripalimab for the treatment of patients with NPC in the first quarter of 2024. Under the terms of the 2nd Amendment, the $25.0 million milestone payment was split into two installments of $12.5 million each, one that was paid in the second quarter of 2024 and one that was paid in January of 2025.

The research and development expense recognized for obligations to Junshi Biosciences for the three and six months ended June 30, 2025 and the three months ended June 30, 2024 was not material. During the six months ended June 30, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. In the condensed consolidated balance sheets as of December 31, 2024, the Company classified $12.5 million in accrued and other current liabilities, as well as $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $2.0 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are incurred.

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including the level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At June 30, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,793)	$36,867	$36,867	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

	At December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,962)	$36,698	$36,698	Level 2*
2026 Convertible Notes	$230,000	$(1,771)	$228,229	$223,100	Level 2**

*	The principal amounts outstanding are subject to variable interest rates based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amounts of these obligations approximate their fair values.
**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility for up to $38.7 million (the “2029 Term Loan”) and received proceeds, net of the original issuance discount, of $37.5 million. The net proceeds were used by the Company as part of the full repayment of the 2027 Term Loans.

The 2029 Term Loan matures on May 8, 2029. The amount borrowed under the 2029 Term Loan accrues interest equal to 8.0%, plus a three-month SOFR rate per annum. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The loan agreement, by and among the Company, Ankura Trust Company, LLC and the lenders signatory thereto (the “2029 Loan Agreement”), contains certain covenants, and the Company was in full compliance with no events of default as of June 30, 2025.

Interest expense on the 2029 Term Loan was $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, and $0.8 million for the three and six months ended June 30, 2024, and is classified within continuing operations on the condensed consolidated statements of operations.

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into the Revenue Purchase and Sale Agreement with the Purchaser Group. Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Purchase Price allocated to each product. The Company may also buy out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Purchase Price. The proceeds from the Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans. On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement (“UDENYCA Buy-out”).

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of June 30, 2025.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. For the three and six months ended June 30, 2025, there was $1.2 million and $3.8 million, respectively, of interest expense related to the Revenue Purchase and Sale Agreement, of which $0.2 million and $1.9 million related to UDENYCA and have been presented within discontinued operations, respectively. For the three and six months ended June 30, 2024, interest expense, inclusive of the amortization of discount and issuance costs, was $1.7 million, of which $1.2 million related to UDENYCA and has been presented within discontinued operations. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Revenue participation liability	$15,947	$37,994
Less: unamortized discount and issuance costs	(2,846)	(9,251)
Net carrying value	$13,101	$28,743

The following table summarizes the activity within the revenue participation liability:

(in thousands)
Proceeds from sale of future royalties on May 8, 2024	$37,500
Portion of proceeds allocated to the embedded derivative	(9,202)
Issuance costs	(1,391)
Royalty payments	(5,334)
Interest expense recognized	7,170
Revenue participation liability at December 31, 2024	28,743
Royalty payments	(2,177)
Interest expense recognized	3,818
Portion derecognized in connection with the UDENYCA Buy-out	(17,283)
Revenue participation liability at June 30, 2025	$13,101

Classification on the condensed consolidated balance sheets is as follows:

(in thousands)	Balance Sheet Classification	June 30, 2025	December 31, 2024
Revenue participation liability, current	Accrued and other current liabilities	$—	$1,148
Revenue participation liability, non-current	Other liabilities, non-current	13,101	27,595
Net carrying value		$13,101	$28,743

2027 Term Loans

The Company entered into a loan agreement in January 2022 (as amended, the “2027 Loan Agreement”) with BioPharma Credit, PLC and the 2027 Lenders that provided for a senior secured term loan facility, of which $250.0 million was funded.

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

The following table summarizes interest expense for the 2027 Term Loans and the dates when principal was repaid:

	Interest Expense
(in thousands)	Three Months Ended	Six Months Ended	Principal	Date Principal
Statement of Operations Classification	June 30, 2024	June 30, 2024	Amount Repaid	was Repaid
Discontinued Operations	$75	$6,878	$175,000	April 1, 2024
Continuing Operations	$1,399	$4,315	$75,000	May 8, 2024

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

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). As of June 30, 2025, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. As of June 30, 2025, the outstanding principal amount of the 2026 Convertible Notes was $0.1 million and consisted of the remaining notes that were not tendered for repurchase. In connection with the repurchases, the Company recorded a $4.7 million loss on debt extinguishment which is classified within discontinued operations in the condensed consolidated statements of operations. The charge in the three and six months ended June 30, 2025, included the write-off of the remaining debt discount and debt issuance costs and related transaction fees.

The annual effective interest rate is 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Stated coupon interest	$209	$862	$1,072	$1,725
Amortization of debt discount and debt issuance costs	83	335	423	667
Total interest expense	$292	$1,197	$1,495	$2,392

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure certain CMOs to manufacture its supply of product. As of June 30, 2025, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
2025	$8,195
2026	260
Total obligations	$8,455

The Company enters into contracts in the normal course of business with contract research organizations for preclinical studies and clinical trials and CMOs for the manufacture of clinical trial materials. The contracts are generally cancelable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would generally only be obligated for products or services that the Company had received as of the effective date of the termination and any applicable cancellation fees.

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company had an accrual of $6.4 million, related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company has an accrual established as of June 30, 2025 that represents its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur.

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

10.       Stockholders’ Equity (Deficit)

ATM Offering

There were no shares sold under the at-the-market offering (“ATM Offering”) during the three months ended June 30, 2025 and 2024. The following table summarizes information regarding settlements under the ATM Offering for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024
Number of common stock shares sold during the period	—	650,005
Weighted-average price per share	$—	$2.44
Gross proceeds	$—	$1,589
Less commissions and fees	—	(40)
Net proceeds after commissions and fees	$—	$1,549

As of June 30, 2025, the Company had approximately $64.9 million of its common stock remaining available for sales of common stock from time to time through or to Cowen and Company, LLC as the Company’s sales agent or principal in the ATM Offering.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and non-employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold (1)	$106	$304	$368	$552
Research and development	2,131	2,266	3,841	4,460
Selling, general and administrative	3,184	4,661	6,584	9,538
Stock-based compensation subtotal	5,421	7,231	10,793	14,550
Less: Stock-based compensation from discontinued operations	(255)	(372)	(581)	(875)
Total stock-based compensation expense from continuing operations	$5,166	$6,859	$10,212	$13,675

Total stock-based compensation expense capitalized into inventory	$43	$400	$286	$794

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net loss from continuing operations	$(44,862)	$(54,851)	$(92,260)	$(122,887)
Weighted-average common shares outstanding, basic and diluted	116,077,710	114,819,965	115,968,352	113,784,636
Net loss from continuing operations, basic and diluted	$(0.39)	$(0.48)	$(0.80)	$(1.08)

Net income from discontinued operations, net of tax	$342,629	$41,930	$333,458	$212,841
Weighted-average common shares outstanding, basic and diluted	116,077,710	114,819,965	115,968,352	113,784,636
Net income from discontinued operations, basic and diluted	$2.95	$0.37	$2.88	$1.87

Net income (loss)	$297,767	$(12,921)	$241,198	$89,954
Weighted-average common shares outstanding, basic and diluted	116,077,710	114,819,965	115,968,352	113,784,636
Net income (loss) per share, basic and diluted	$2.57	$(0.11)	$2.08	$0.79

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options, performance stock options and shares subject to ESPP	29,704,100	28,352,532	30,386,951	27,925,350
Restricted stock units	236,960	894,106	300,388	989,676
Shares issuable upon conversion of 2026 Convertible Notes	6,283	11,942,152	6,283	11,942,152
Total	29,947,343	41,188,790	30,693,622	40,857,178

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

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, and other cancers. Our strategy is to expand the use of LOQTORZI in NPC and advance the development of new indications for LOQTORZI in combination with both our pipeline candidates as well as our industry partners, driving synergies from proprietary combinations, including first-in-class anticancer agents. On May 29, 2025 we changed our corporate name from Coherus BioSciences, Inc. to Coherus Oncology, Inc. to better align with our exclusive focus on proprietary innovative immuno-oncology medicines following the completion of the recent divestitures of our biosimilar businesses and the transition to an exclusive focus on immuno-oncology.

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

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy

(cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier# NCT06457503). Junshi Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in LS-SCLC (clinicaltrials.gov identifier# NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute plans to evaluate toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier# NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group. STORM Therapeutics, Ltd. is evaluating its METTL3 inhibitor STC-15 in combination with LOQTORZI in a Phase 1b/2 study (clinicaltrials.gov identifier# NCT06975293) for the treatment of non-small cell lung cancer and head and neck squamous cell carcinoma (“HNSCC”), and has plans for melanoma and endometrial cancer. On June 27, 2024, we entered into the Canada License Agreement with Apotex, Inc. (“Apotex”), pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

●

Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiological role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in October 2020 and fast track designation from the FDA for the treatment of HCC in November 2020. Casdozokitug is currently in three on-going clinical studies, including a Phase 1/2 study in advanced solid tumors (clinicaltrials.gov identifier# NCT04374877), a Phase 2 study in HCC (clinicaltrials.gov identifier# NCT05359861) and a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).

●

CHS-114 (formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating CHS-114 in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating gastric cancer and esophageal squamous cell cancer (clinicaltrials.gov identifier# NCT06657144).

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. On January 10, 2024, we announced that we had delivered a notice of termination of CHS-006 to Junshi Biosciences. We obtained the right to conduct all commercial activities of

LOQTORZI in the United States and Canada. We are obligated to pay Junshi Biosciences up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which we have already paid $25.0 million, and a royalty in the low twenty percent range on net sales of LOQTORZI. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

Key Business Updates

The following represents a summary of notable business updates and events since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, including certain items from our press releases, which readers are encouraged to review in full when they become available on our website at https://www.coherus.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.

Closing of UDENYCA Sale

On December 2, 2024, we and Intas entered into the UDENYCA Purchase Agreement, pursuant to which the Company agreed to divest the UDENYCA Business to Intas. On the UDENYCA Closing Date, we completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. In addition, we are also eligible to receive two additional Earnout Payments. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

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

2026 Convertible Notes

On April 1, 2025, we announced we entered into privately negotiated repurchases with certain holders of our 2026 Convertible Notes, pursuant to which we agreed to repurchase certain 2026 Convertible Notes from such holders at a cash repurchase price equal to 100% of their principal amount, together with the accrued and unpaid interest to, but excluding, the date of repurchase. At the closing of these repurchases on April 15, 2025, we repurchased $170.0 million aggregate principal amount of the 2026 Convertible Notes. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the Indenture), we repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. As of June 30, 2025, the outstanding principal amount of the 2026 Convertible Notes was $0.1 million and consisted of the remaining notes that were not tendered for repurchase.

Financial Operations Overview

Discontinued Operations

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

Revenue

LOQTORZI was approved in October 2023 and was launched in the United States in December 2023.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, and costs associated with establishing commercial capabilities in support of the commercialization of LOQTORZI. Personnel costs consist of salaries, benefits and stock-based compensation. Reimbursement of expenses from counterparties to the TSAs are recorded as reductions to selling, general and administrative expense.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness, our Revenue Purchase and Sale Agreement, and non-cash interest related to the amortization of debt discount and debt issuance costs associated with our outstanding debt agreements.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents, non-cash accretion of discount on our investments in marketable securities, foreign exchange gains (losses) resulting from currency fluctuations, gains (losses) from financial instruments including the change in fair value of the Royalty Fee Derivative Liability, gains (losses) from disposal of long-lived assets, and income related to certain services provided under transition service agreements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
LOQTORZI	$9,959	$3,789	$6,170	$17,307	$5,777	$11,530
Other revenue	295	6,507	(6,212)	546	6,827	(6,281)
Total net revenue	$10,254	$10,296	$(42)	$17,853	$12,604	$5,249

The increase in LOQTORZI net revenue for the three and six months ended June 30, 2025 compared to the same periods in the prior year was due to volume growth of LOQTORZI, which launched in December 2023. Other revenue decreased in the three and six months ended June 30, 2025 compared to the prior year periods due to $6.3 million for the sale of rights to commercialize toripalimab within Canada on June 27, 2024.

We expect net revenue from continuing operations in 2025 to be higher than in 2024 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Cost of goods sold	$3,395	$1,809	$1,586	$6,048	$3,248	$2,800
Gross margin	67%	82%		66%	74%

The increase in cost of goods sold from continuing operations for the three and six months ended June 30, 2025 compared to the same periods in the prior year was primarily due to volume growth of LOQTORZI, which launched in December 2023.

We expect cost of goods sold from continuing operations for 2025 to be higher than 2024 because of continued growth of LOQTORZI.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$26,306	$20,598	$5,708	$50,662	$49,022	$1,640

The increase in research and development expense from continuing operations in the three months ended June 30, 2025 compared to the prior period was primarily due to the following:

●	an increase of $4.8 million for the development of casdozokitug; and
●	an increase of $4.0 million for the development of CHS-114.

The increase was partially offset by the following:

●	a decrease of $1.6 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs; and
●	a decrease of $1.0 million in co-development costs for CHS-006 and toripalimab resulting from reducing the scope of the development plan for toripalimab in the United States and the termination of the TIGIT Program announced in January 2024.

The increase in research and development expense from continuing operations in the six months ended June 30, 2025 compared to the prior period was primarily due to the following:

●	an increase of $9.0 million for the development of CHS-114; and
●	an increase of $6.8 million for the development of casdozokitug.

The increase was partially offset by the following:

●	a decrease of $9.1 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $1.7 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs;
●	a decrease of $1.7 million in personnel and stock-based compensation expense primarily due to fewer employees; and
●	a decrease of $1.5 million for fewer expenditures during the quarter for the development of CHS-1000.

We expect our research and development expense in 2025 to be higher than 2024 due to continued investments in our immuno-oncology pipeline.

Selling, General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$26,039	$27,515	$(1,476)	$52,064	$67,747	$(15,683)

The decrease in selling, general and administrative expense from continuing operations in the three months ended June 30, 2025 was primarily due to a lower average headcount which resulted in reductions of $2.1 million in employee-related costs including stock-based compensation, partially offset by an increase in professional fees of $1.0 million.

The decrease in selling, general and administrative expense from continuing operations in the six months ended June 30, 2025 was primarily due to the $6.8 million net impairment charge in the first quarter of 2024 relating to the write-off of the net carrying value of the out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero, a lower average headcount which resulted in reductions of $5.5 million in employee-related costs including stock-based compensation, lower professional fees of $2.2 million and a reduction of $1.3 million in facilities, supplies and materials and other infrastructure related expenses to support our commercial infrastructure.

We expect our selling, general and administrative expense from continuing operations for the full year 2025 to be lower than the full year 2024 primarily as a result of decreased operating costs and headcount due to divestitures.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$2,277	$4,062	$(1,785)	$4,427	$7,180	$(2,753)

The decrease in interest expense from continuing operations in the three and six months ended June 30, 2025 was primarily due to prepaying the remaining $75.0 million of the principal amount due under the 2027 Term Loans on May 8, 2024, partially offset by new interest on the $38.7 million 2029 Term Loan and the LOQTORZI portion of the Revenue Purchase and Sale Agreement, each commencing May 8, 2024.

Interest expense from discontinued operations was $0.5 million and $1.3 million in the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $9.3 million in the six months ended June 30, 2025 and 2024, respectively, and related to the 2026 Convertible Notes, the UDENYCA portion of the Revenue Purchase and Sale Agreement, and $175.0 million of the $250.0 million principal amount due under the 2027 Term Loans.

We expect interest expense from continuing operations to be lower in 2025 than 2024, primarily as a result of repaying the remaining $75.0 million principal amount of the 2027 Term Loans during the second quarter of 2024.

Loss on Debt Extinguishment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Loss on debt extinguishment	$—	$12,630	$(12,630)	$—	$12,630	$(12,630)

The $12.6 million loss on debt extinguishment in the three and six months ended June 30, 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other income (expense), net	$2,901	$1,467	$1,434	$3,088	$4,336	$(1,248)

Other income (expense), net from continuing operations in the three months ended June 30, 2025 changed favorably compared to the same period in the prior year primarily due to the increase in interest income of $2.1 million.

Other income (expense), net from continuing operations in the six months ended June 30, 2025 changed unfavorably compared to the same period in the prior year primarily due to a decrease in foreign exchange gains of $1.0 million, a reduction of certain TSA reimbursements classified in other income of $1.0 million, and the change in fair value of the LOQTORZI Royalty Fee Derivative Liability of $0.8 million, partially offset by an increase in interest income of $1.6 million.

Net Income from Discontinued Operations, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Net income from discontinued operations, net of tax	$342,629	$41,930	$300,699	$333,458	$212,841	$120,617

The increases compared to the prior year periods were primarily due to the $339.1 million net gain on the UDENYCA divestiture in April 2025, partially offset by the $22.9 million net gain on the YUSIMRY Sale in June 2024, the $10.3 million charge for loss on debt extinguishment related to the 2026 Convertible Notes and the UDENYCA Buy-out, and lower net revenue driven by the 2024 divestitures. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $23.1 million and $54.7 million for the three months ended June 30, 2025 and 2024, respectively, and $55.2 million and $129.4 million during the six months ended June 30, 2025 and 2024, respectively.

The increase in the six-month period was partially offset by the $153.6 million gain on sale of the CIMERLI divestiture in the first quarter of 2024 and a $11.8 million charge in the first quarter of 2025 for the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	June 30,		December 31,
(in thousands)	2025		2024
Financial assets
Total Cash, cash equivalents and marketable securities	$237,637		$125,987

Financial liabilities(1):
2029 Term Loan	$36,867		$36,698
Revenue Purchase and Sale Agreement	13,101	(2)	28,743
2026 Convertible Notes	121	(2)	228,229
Total Financial liabilities	$50,089		$293,670
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	We used a portion of the proceeds of the UDENYCA Sale, which closed on April 11, 2025, to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on the net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $237.6 million and an accumulated deficit of $1.3 billion. We have generated significant operating losses in all the years since our inception except for certain periods that had gains from divestitures and 2020 and 2019. We currently have one commercial product, LOQTORZI, which generated $10.0 million in net revenues during the three months ended June 30, 2025. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2025, our investment in cash, cash equivalents and investments in marketable securities are primarily held in money market accounts, commercial paper and corporate notes, U.S. Treasury securities, and U.S. government agency securities. We have funded our operations primarily through sales of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

The following is a summary of recent key liquidity events and financing transactions:

●	During the second quarter of 2025, we used a portion of the proceeds from the UDENYCA Sale to: (1) repay substantially all of the $230 million aggregate principal amount of the outstanding 2026 Convertible Notes, and (2) buy out the royalty rights on the net sales of UDENYCA, in accordance with the Revenue Purchase and Sale Agreement, resulting in a $47.7 million payment.
●	On April 11, 2025, we completed the UDENYCA Sale and received $483.4 million in cash, inclusive of $118.4 million for UDENYCA product inventory. In addition, we are also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale.
●	On June 27, 2024, we sold to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada for $6.3 million.
●	On June 26, 2024, we sold our YUSIMRY immunology franchise to HKF for $40.0 million in cash and the assumption of $17.0 million of inventory purchase commitments by HKF.
●	On May 8, 2024, we entered into the 2029 Term Loan for the principal amount of $38.7 million, with proceeds of $37.5 million, net of original issuance discount, which was used as part of the full repayment of the 2027 Term Loans. For a summary of the material terms of our 2029 Term Loan, please refer to “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
●	On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement, receiving $37.5 million by selling rights to receive future payments based on a percentage of U.S. net sales of UDENYCA and LOQTORZI. The proceeds were used as part of the full repayment of the 2027 Term Loans.
●	On April 1, 2024, cash from the CIMERLI Sale was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans.
●	On March 1, 2024, we sold our CIMERLI ophthalmology franchise to Sandoz for $187.8 million in cash, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

We may utilize our ATM Offering from time to time in order to sell our common stock. As of June 30, 2025, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering.

We believe that our available cash, cash equivalents and marketable securities, product sales, and ATM Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of June 30, 2025, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have material contingent regulatory and sales milestones as of June 30, 2025:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$10.5 million
Vaccinex, Inc.	CHS-114	$14.5 million
(1)	$65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials and $290.0 million relates to sales milestones.

Contingent Value Rights

We have recorded a contingent consideration liability for the fair value of the potential payments under the CVR Agreement in connection with the Surface Acquisition, which as of June 30, 2025, consisted of the CVR associated with GlaxoSmithKline Intellectual Property No. 4 Limited. Unless terminated earlier, the GSK Agreement expires on a licensed product-by-licensed product and country-by-country basis on the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim or regulatory exclusivity covering such licensed product in such country. The potential payments are only due if we first receive milestone- or royalty-based payments under certain license agreements or upfront payments pursuant to ex-U.S. licensing agreements. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock. The CVR liability is recorded in other liabilities, non-current on the condensed consolidated balance sheet at June 30, 2025.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of June 30, 2025 were $8.5 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the six months ended June 30, 2025, as compared to the disclosure in our 2024 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(72,458)	$12,968
Net cash provided by investing activities	445,152	230,419
Net cash used in financing activities	(281,788)	(187,038)
Net increase in cash, cash equivalents and restricted cash	$90,906	$56,349

Net cash (used in) provided by operating activities

Cash used in operating activities of $72.5 million for the six months ended June 30, 2025 was primarily due to adjusting net income by the net gain on Sale Transactions of $339.1 million to reflect that transaction as an investing activity, and due to changes in operating assets and liabilities of $12.8 million, partially offset by adjustments for non-

cash items including change in fair value of derivatives of $12.6 million, stock-based compensation expense of $10.8 million, loss on debt extinguishment of $10.3 million and other non-cash adjustments of $4.6 million.

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

Net cash provided by investing activities

Cash provided by investing activities of $445.2 million for the six months ended June 30, 2025 was primarily due to $483.4 million cash received for the UDENYCA Sale, partially offset by $20.7 million in purchases of investments in marketable securities, the second out of two $12.5 million milestone payments to Junshi Biosciences and $4.7 million in retention bonus payments in connection with the CIMERLI Sale.

Cash provided by investing activities of $230.4 million for the six months ended June 30, 2024 was primarily due to cash proceeds of $187.8 million from the CIMERLI Sale, cash proceeds of $40.0 million from the YUSIMRY Sale, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by the first of two $12.5 million milestone payments to Junshi Biosciences.

Net cash used in financing activities

Cash used in financing activities of $281.8 million for the six months ended June 30, 2025 was due to $233.2 million for repayment of substantially all the 2026 Convertible Notes and $47.7 million for the UDENYCA Buy-out.

Cash used in financing activities of $187.0 million for the six months ended June 30, 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which has been presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.1 million of proceeds from the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million of proceeds from the ATM Offering, net of issuance costs.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the six months ended June 30, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $339.1 million, partially offset by a loss on debt extinguishment of $10.3 million. During the six months ended June 30, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale Transactions of $177.7 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $15.5 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2025, as compared to the critical accounting estimates described in our 2024 Form 10-K. We believe that the critical accounting estimates discussed in the 2024 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

Changes in Internal Control Over Financial Reporting.

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed and with multiple product candidates that are not approved and still in development.

●	The commercial success of our existing product or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product LOQTORZI and product candidates CHS-114 and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our product and product candidates could substantially increase our costs and limit supply for our product and product candidates.
●	If we are unable to regain compliance with the listing requirements of the Nasdaq Global Market, with an initial deadline of December 29, 2025, followed by a potential additional 180 calendar day extension, our common stock may be delisted from the Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

We have generated significant operating losses in all the years since our inception except for certain periods that had gains from divestitures and 2020 and 2019. It is uncertain that we will be profitable in future periods, particularly now that the UDENYCA Sale was consummated, as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current product or any other products that may receive regulatory approval. Innovative oncology product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2025, we had an accumulated deficit of $1.3 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and commercial expenses for LOQTORZI, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. The launch of this product and future work to advance our other product candidates through clinical development in combination with toripalimab will be expensive and could result in us continuing to experience future net losses.

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

As of June 30, 2025, our cash, cash equivalents and marketable securities were $237.6 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any new drug application (“NDA”), BLA submitted under Section 351(a) of the Public Health Service Act, or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and CHS-114 are approved and successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and CHS-114, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and CHS-114 are successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and CHS-114, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

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

As of June 30, 2025, we had 177 full-time and part-time employees, which represented a decrease of 51 full-time and part-time employees since December 31, 2024. As our development and commercialization plans and strategies develop and evolve from time to time we face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the recent employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, Good Clinical Practice (“GCP”), and Good Laboratory Practices, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare or data privacy and security laws.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early and mid-stage clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early or mid-stage clinical studies may still suffer significant setbacks in subsequent registration clinical studies. There is a high failure rate for product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical studies. A number of companies in the oncology industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Nonclinical and clinical data are also often susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct for our product candidates will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval.

We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;
●	delays in reaching a consensus with regulatory agencies on study design;
●	delays in reaching agreement on acceptable terms with prospective CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
●	delays in obtaining required institutional review board approval at each clinical study site;
●	imposition of a clinical hold by regulatory agencies, after review of an investigational new drug application or amendment or equivalent application or amendment, or an inspection of our clinical study operations or study sites or as a result of adverse events reported during a clinical trial;
●	delays in recruiting suitable patients to participate in our clinical studies sponsored by us or our partners;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, other third parties or us to adhere to clinical study requirements;
●	failure to perform in accordance with the FDA’s GCP requirements or applicable regulatory guidelines in other countries;
●	delays in patients completing participation in a study or return for post-treatment follow-up, or patients dropping out of a study;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding or regulators requiring us to conduct additional clinical studies or abandon product development programs; and
●	delays in manufacturing, testing, releasing, validating or importing/exporting and/or distributing sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

Most recently, the OBBBA, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of LOQTORZI or any other product candidate that we may commercialize.

The cost of prescription pharmaceuticals in the United States is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. The likelihood of implementation of these and other reform initiatives is uncertain. The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called “most favored nation” pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. Further, the current administration has suggested that it may impose tariffs on pharmaceuticals. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through June 30, 2025 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	adverse results or delays in preclinical or clinical studies;
●	the risk of deterioration in our financial conditions, such as reduced collection of cash and increased costs in the future;
●	any inability to obtain additional funding;
●	failure to receive either of the Earnout Payments;
●	any delay in filing an IND, NDA, BLA or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency’s review of that IND, NDA, BLA or other regulatory submission;
●	the perception of limited market sizes or pricing for our product and product candidates;
●	failure to successfully develop and commercialize our product candidates;
●	post-marketing safety issues relating to our product candidates or product;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our product and product candidates;
●	future outbreaks of COVID-19 and other viral pandemics;
●	any inability to obtain adequate product supply for our product and product candidates or the inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	lawsuits, including but not limited to complaints initiated by stockholders, customers and collaboration partners, and litigation filed by us or filed against us pertaining to patent infringement or other violations of intellectual property rights;
●	if securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our company or our stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, including rising interest rates, increasing tariffs and inflation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	issuance of patents to third parties that could prevent our ability to commercialize our product candidates; and
●	changes in regulatory requirements that could make it more difficult for us to develop our product candidates.

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

If we are unable to regain compliance with the listing requirements of The Nasdaq Global Market, with an initial deadline of December 29, 2025, followed by a potential additional 180 calendar day extension, our common stock may be delisted from The Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements and then fail to cure any such deficiency within allotted compliance periods, we may be delisted from the Nasdaq Global Market.

On June 30, 2025, we received a notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the 30 preceding consecutive business days, the bid price our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until December 29, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement by having our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date. If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify for the second compliance period, we would be required to transfer our listing to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

However, if it appears to the Staff that we would not be able to cure the deficiency, or if we are otherwise not eligible for the second compliance period, and we do not regain compliance by the Compliance Date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

We intend to actively monitor the closing bid price of our common stock between now and the Compliance Date and, as appropriate, will evaluate available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement. There can be no assurance, however, that we will be able to regain compliance with the Nasdaq minimum bid price requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be subject to delisting.

Delisting from the Nasdaq Global Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including reputational harm, the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result of this, we would face significant adverse consequences including, among others:

●	a limited availability of market quotations for our common stock;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and little or no analyst coverage for us;
●	an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and
●	a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2025, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 24.3% of our voting stock (assuming no exercise of outstanding options or conversion of our outstanding convertible notes). These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of June 30, 2025, there were 116,222,726 shares of common stock outstanding.

In addition, as of June 30, 2025, approximately 36.6 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $237.6 million of cash, cash equivalents and marketable securities as of June 30, 2025 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the second quarter of 2025, three wholesalers individually comprised approximately 44%, 39%, and 20%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

Although the degree of focus on these factors changes over time, there is continued scrutiny from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We also face significant costs from complying with any new ESG regulations, for example, any regulations that may relate to climate change that may apply to us in the future.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. For example, as described in our 2024 Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness in the operating effectiveness of our procedures related to our documentation and review of certain inventory account reconciliations. We are taking steps to remediate this material weakness and to strengthen our internal control over financial reporting, which include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, the deficient inventory account reconciliations control was decommissioned concurrent with the UDENYCA Sale that closed on April 11, 2025, leaving no opportunity to formally retest the operating effectiveness of the control during the current period.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter ended June 30, 2025. A total of 16,519 shares were surrendered to us in the second quarter of 2025, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)None.

(b)None.

(c)During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
2.1††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Intas Pharmaceuticals Ltd., dated December 2, 2024.	8-K	2.1	12/03/2024

3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coherus BioSciences, Inc., effective as of May 29, 2025	8-K	3.1	5/30/2025

3.3	Second Amended and Restated Bylaws of Coherus Oncology, Inc., effective as of May 29, 2025.	8-K	3.2	5/30/2025

4.1	Reference is made to exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.1	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

4.6	First Supplemental Indenture, dated March 31, 2025, between Coherus BioSciences, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	4/1/2025

10.1††#	Letter Agreement between Coherus BioSciences, Inc. and Paul Reider, dated as of May 8, 2025				X

10.2#*	Coherus Oncology, Inc. Amended and Restated 2014 Equity Incentive Award Plan.				X

10.3#*	Coherus Oncology, Inc. 2014 Employee Stock Purchase Plan.				X

10.4#*	Amendment No. 1 to Coherus Oncology, Inc. 2014 Employee Stock Purchase Plan.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
10.5#*	Coherus Oncology, Inc. 2016 Employment Commencement Incentive Plan.				X

10.6#*	Executive Change in Control and Severance Plan, effective January 1, 2023.				X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

††	Schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).
#	Indicates management contract or compensatory plan.
*	Indicates a compensatory plan that was amended pursuant to a resolution of our Board of Directors solely to effect our name change from Coherus BioSciences, Inc. to Coherus Oncology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS ONCOLOGY, INC.

Date: August 7, 2025	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)