Form 10-Q
period 2025-09-30
Coherus Oncology, Inc.
filed 2025-11-06
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 120,871,013 shares of the registrant’s common stock were outstanding.

COHERUS ONCOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether our available cash, cash equivalents and marketable securities, product sales, and ATM Offering proceeds received to date will be sufficient to fund our planned expenditures and meet our obligations in the future;

●	whether we will be able to continue to maintain or increase sales for our product;

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our ability to maintain regulatory approval for our product and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of our product and product candidates for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected net revenue, cost of goods sold, research and development expenses, selling and general administrative expense, and interest expense

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the likelihood of us receiving either of the $37.5 million payments we are eligible to receive as part of our divestiture of the UDENYCA franchise, depending on post-closing net sales of UDENYCA;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product and product candidates;

●	the cost, timing and outcomes of litigation involving our product and product candidates;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future product and product candidates;

●	our ability to compete with companies who currently are producing competitor products or will produce them in the future;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the effects of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus Oncology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$103,352	$125,987
Investments in marketable securities	88,311	—
Trade receivables, net	9,245	111,324
TSA receivables, net	241,251	11,010
Inventory	2,048	4,207
Prepaid manufacturing	8,048	6,653
Other prepaids and current assets	8,700	10,222
Assets of discontinued operations, current (Note 6)	—	72,180
Total current assets	460,955	341,583
Property and equipment, net	1,633	2,576
Intangible assets, net	49,484	53,646
Other assets, non-current	4,447	6,485
Assets of discontinued operations, non-current (Note 6)	—	44,243
Total assets	$516,519	$448,533

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24,893	$28,456
Accrued rebates, fees and reserves	67,010	164,867
TSA payables and accrued liabilities	253,908	11,026
Accrued compensation	13,385	18,344
Accrued and other current liabilities	13,101	60,288
Total current liabilities	372,297	282,981
Term loan, non-current	36,957	36,698
Convertible notes, non-current	—	228,229
Lease liabilities, non-current	1,946	3,286
Other liabilities, non-current	17,545	29,329
Total liabilities	428,745	580,523
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 116,236,018 and 115,614,548 at September 30, 2025 and December 31, 2024, respectively)	12	12
Additional paid-in capital	1,433,291	1,419,266
Accumulated other comprehensive loss	(203)	(275)
Accumulated deficit	(1,345,326)	(1,550,993)
Total stockholders' equity (deficit)	87,774	(131,990)
Total liabilities and stockholders’ equity (deficit)	$516,519	$448,533

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$11,571	$6,052	$29,424	$18,656
Costs and expenses:
Cost of goods sold	3,721	2,729	9,769	5,977
Research and development	27,252	22,052	77,914	71,074
Selling, general and administrative	24,931	28,127	76,995	95,874
Total costs and expenses	55,904	52,908	164,678	172,925
Loss from operations	(44,333)	(46,856)	(135,254)	(154,269)
Interest expense	(2,325)	(2,827)	(6,752)	(8,822)
Loss on debt extinguishment	—	—	—	(12,630)
Other income (expense), net	2,141	2,084	5,229	6,420
Loss from continuing operations before income taxes	(44,517)	(47,599)	(136,777)	(169,301)
Income tax provision	—	—	—	—
Net loss from continuing operations	(44,517)	(47,599)	(136,777)	(169,301)
Net income from discontinued operations, net of tax (Note 6)	8,986	36,848	342,444	248,504
Net income (loss)	$(35,531)	$(10,751)	$205,667	$79,203

Net income (loss) per share:
Net loss from continuing operations - basic and diluted	$(0.38)	$(0.41)	$(1.18)	$(1.48)
Net income from discontinued operations - basic and diluted	$0.08	$0.32	$2.95	$2.17
Net income (loss) per share - basic and diluted	$(0.31)	$(0.09)	$1.77	$0.69

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	116,229,170	115,210,091	116,056,247	114,263,256

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(35,531)	$(10,751)	$205,667	$79,203
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	72	—	72	(24)
Foreign currency translation adjustments, net of tax	—	(3)	—	(3)
Comprehensive income (loss)	$(35,459)	$(10,754)	$205,739	$79,176

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)
Net loss	—	—	—	—	(56,569)	(56,569)
Issuance of common stock upon vesting of restricted stock units ("RSUs")	474,410	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(181,742)	—	(264)	—	—	(264)
Stock-based compensation expense	—	—	5,353	—	—	5,353
Balances at March 31, 2025	115,907,216	12	1,424,355	(275)	(1,607,562)	(183,470)
Net income	—	—	—	—	297,767	297,767
Issuance of common stock upon vesting of RSUs	44,556	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(16,519)	—	(16)	—	—	(16)
Issuance of common stock under the employee stock purchase plan ("ESPP")	287,473	—	188	—	—	188
Stock-based compensation expense	—	—	5,358	—	—	5,358
Balances at June 30, 2025	116,222,726	12	1,429,885	(275)	(1,309,795)	119,827
Net loss	—	—	—	—	(35,531)	(35,531)
Issuance of common stock upon exercise of stock options	7,000	—	5	—	—	5
Issuance of common stock upon vesting of RSUs	9,707	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(3,415)	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	3,404	—	—	3,404
Other comprehensive gain, net of tax	—	—	—	72	—	72
Balances at September 30, 2025	116,236,018	$12	$1,433,291	$(203)	$(1,345,326)	$87,774

Coherus Oncology, Inc.

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

Coherus Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$205,667	$79,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,028	4,243
Stock-based compensation expense	14,182	21,418
Impairment of out-license asset and remeasurement of CVR liability, net	1,646	6,772
Loss on debt extinguishment	10,286	12,630
Gain on Sale Transactions, net (Note 6)	(338,680)	(176,646)
Inventory write-downs, net	—	2,481
Change in fair value of derivatives	12,608	625
Other non-cash adjustments, net	(5,352)	(1,130)
Changes in operating assets and liabilities:
Trade receivables, net	101,895	93,024
Inventory	(15,994)	(25,499)
Prepaid manufacturing	(952)	5,582
Other prepaid, current and non-current assets	2,405	(4,306)
Accounts payable	(14,468)	(10,280)
Accrued rebates, fees and reserves	(89,114)	(7,617)
TSA related operating assets and liabilities, net	12,641	2,396
Accrued compensation	(4,959)	(1,039)
Accrued and other current and non-current liabilities	(13,636)	(50,905)
Net cash used in operating activities	(118,797)	(49,048)

Investing activities
Purchases of investments in marketable securities	(89,576)	—
Proceeds from maturities of investments in marketable securities	1,650	6,200
Proceeds from sale of investments in marketable securities	—	8,688
Net cash received related to the Sale Transactions (Note 6)	478,681	227,823
Milestone payment to Junshi Biosciences	(12,500)	(12,500)
Other investing activities, net	(330)	652
Net cash provided by investing activities	377,925	230,863

Financing activities
Proceeds from 2029 Term Loan, net of debt discount and issuance costs	—	36,979
Proceeds from (repayment of) Revenue Purchase and Sale Agreement, net of issuance costs	(47,652)	36,486
Proceeds from issuance of common stock under ATM Offering, net of issuance costs	—	1,455
Proceeds from purchase under the employee stock purchase plan	188	685
Taxes paid related to net share settlement	(283)	(2,466)
Redemption of 2026 Convertible Notes, including transaction costs	(233,185)	—
Repayment of 2027 Term Loans, premiums and make-whole	—	(260,387)
Other financing activities, net	(854)	43
Net cash used in financing activities	(281,786)	(187,205)

Net decrease in cash, cash equivalents and restricted cash	(22,658)	(5,390)
Cash, cash equivalents and restricted cash at beginning of period	126,250	103,343
Cash, cash equivalents and restricted cash at end of period	$103,592	$97,953

Supplemental disclosures of non-cash activities
Non-cash employee bonuses settled in common stock	$—	$4,408
Financing issuance costs in accrued and other current liabilities	$—	$859

See accompanying notes.

Coherus Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, colorectal and other cancers. The Company’s strategy is to grow sales of LOQTORZI in nasopharyngeal carcinoma (“NPC”) and advance the development of new indications for LOQTORZI in combination with both its pipeline candidates as well as through its partners, driving sales multiples and synergies from proprietary combinations.

The Company previously owned UDENYCA (pegfilgrastim-cbqv), which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, the Company and Intas Pharmaceuticals Ltd. (“Intas”) entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Intas has designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. The Company is eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the condensed consolidated financial statements for all periods presented. Refer to Note 6. Discontinued Operations for more information.

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

Segment Reporting and Geographic Disclosures

The Company has one reportable and operating segment, which is engaged in developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. The CODM assesses operating performance and makes operating decisions primarily based on net income (loss), cash on-hand and investments, and cash flows. All expense categories on the condensed consolidated statements of operations are significant, and there are no other significant segment expenses that would require disclosure. Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than cash, cash equivalents and investments in marketable securities. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

Restricted Cash

Restricted cash consists of immaterial deposits for letters of credit that the Company has provided to secure its obligations under certain leases and is included in other assets, non-current on the condensed consolidated balance sheets.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2025 and December 31, 2024.

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations that provide for United States government-mandated or privately negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time the product is shipped to the Customer. Payment terms differ by jurisdiction and customer, but payment terms typically range from 30 to approximately 80 days from date of shipment.

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

Transition Service Agreements (“TSAs”)

In connection with the Sale Transactions, the Company and each of the buyers in each Sale Transaction entered into a TSA, pursuant to which the Company provides certain business support services on behalf of the buyers including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers. Since certain contracts with third parties could not immediately be transitioned at the divestiture dates, generally because the contracts did not allow for assignment, the Company remained a legal party to transactions occurring after the closings, often functioning as an agent on behalf of the buyer. Such transactions are presented gross within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets and do not have a corresponding impact in the condensed consolidated statements of operations.

Discontinued Operations

The Company evaluates all disposal transactions to determine whether they qualify for reporting as discontinued operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The results of discontinued operations, including gains or losses recognized upon disposal, are presented separately from continuing operations in the condensed consolidated statement of operations for all periods presented. The net assets transferred of the biosimilar businesses have been presented as separate line items on the condensed consolidated balance sheet for prior periods.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current period presentation of discontinued operations, including amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations and various footnotes. There were no changes to net income (loss). In addition, certain amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation, and these changes have had no impact on the net cash flows in operating, investing or financing activities.

2025 Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The enactment of OBBBA in the third quarter of 2025 did not impact the income tax provision because the tax effect was offset by the existing valuation allowance against deferred tax assets.

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

2.        Revenue

The Company launched LOQTORZI in December 2023. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States, and the Company’s net revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
LOQTORZI	$11,169	$5,832	$28,476	$11,609
Other revenue	402	220	948	7,047
Total net revenue	$11,571	$6,052	$29,424	$18,656

For continuing operations, gross product revenues by significant Customers as a percentage of total gross product revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
McKesson Corporation	44%	48%	44%	43%
Cencora (previously known as AmeriSource-Bergen Corporation)	31%	40%	35%	42%
Cardinal Health, Inc.	23%	12%	19%	14%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior years for the three months ended September 30, 2025 was $(8.7) million favorable and was substantially all reflected in net income from discontinued operations (see Note 6. Discontinued Operations). The total provision related to sales made in the prior years for the three months ended September 30, 2024, was $0.3 million unfavorable. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the condensed consolidated balance sheets.

In connection with the sale of the CIMERLI ophthalmology franchise, the YUSIMRY franchise and the UDENYCA franchise, the Company retained and will continue to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI, June 26, 2024 for YUSIMRY and April 11, 2025 for UDENYCA. Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) for CIMERLI, the Company’s Transition Services Agreement (the “YUSIMRY TSA”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”) for YUSIMRY and the Company’s Transition Services Agreement with Intas (the “UDENYCA TSA” and, together with the CIMERLI TSA and the YUSIMRY TSA, collectively the “TSA” or the “TSAs”) for UDENYCA are reflected within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets and are excluded from the below table (see Note 6. Discontinued Operations).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Nine Months Ended September 30, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current year	194,158	45,607	31,837	271,602
Prior years - increase (decrease)	(3,439)	(8,908)	(1,530)	(13,877)
Payments and customer credits issued	(298,681)	(106,627)	(58,236)	(463,544)
Balances at September 30, 2025	$2,816	$53,810	$13,200	$69,826

	Nine Months Ended September 30, 2024
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current year	727,028	150,820	117,299	995,147
Prior years - increase (decrease)	(969)	6,343	(1,010)	4,364
Payments and customer credits issued	(747,070)	(159,737)	(121,332)	(1,028,139)
Balances at September 30, 2024	$52,942	$118,563	$44,752	$216,257

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

In connection with the acquisition of Surface Oncology, Inc. (“Surface”) on September 8, 2023 (the “Surface Acquisition”), the Company recorded contingent consideration liabilities related to contingent value rights (“CVRs”) related to certain acquired out-license assets. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation included estimated revenue, discount rate and various probability factors. During the three months ended September 30, 2025, the CVR liability related to the only remaining out-license, GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”) (GSK4381562), was written down to zero as a result of receiving notice of the termination of the program (see Note 5. Balance Sheet Components).

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). The Company recorded the initial estimated fair value of the Royalty Fee Derivative Liability of $9.2 million in accrued and other current liabilities on the condensed consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. The Company estimated the total fair value of the Royalty Fee Derivative Liability at September 30, 2025 and December 31, 2024, to be $1.5 million and $13.6 million, respectively. In connection with the UDENYCA Sale, the UDENYCA portion of the Royalty Fee Derivative Liability was derecognized during the three months ended June 30, 2025.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$103,228	$—	$—	$103,228
Marketable debt securities:
U.S. government agency securities	3,773	—	—	3,773
U.S. treasury securities	45,419	—	—	45,419
Commercial paper and corporate notes	—	39,119	—	39,119
Total	$152,420	$39,119	$—	$191,539
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
Contingent consideration	—	—	102	102
Total	$—	$—	$1,592	$1,592

	Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$125,549	$—	$—	$125,549
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$13,620	$13,620
Contingent consideration	—	—	632	632
Total	$—	$—	$14,252	$14,252
(1)	Cash equivalents may include the following: money market funds, U.S. treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	September 30, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$92,289	$—	$—	$92,289
U.S. government agency securities	6,748	4	—	6,752
U.S. treasury securities	53,347	33	(1)	53,379
Commercial paper and corporate notes	39,083	37	(1)	39,119
Total	$191,467	$74	$(2)	$191,539

	December 31, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$125,549	$—	$—	$125,549

The Company held five positions that were in unrealized loss positions as of September 30, 2025. No impairment was recognized in 2025. As of September 30, 2025, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately seven months. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2025.

4.       Inventory and Prepaid Manufacturing

Inventory of $2.0 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively, consisted entirely of finished goods. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company did not have any inventory of continuing operations classified as non-current.

Prepaid manufacturing of $8.0 million as of September 30, 2025 included prepayments to a contract manufacturing organization (“CMO”) of $3.8 million for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and $4.3 million for research and development. Prepaid manufacturing of $6.7 million as of December 31, 2024 included $0.3 million for manufacturing services of the Company’s product and $6.4 million for research and development.

5.       Balance Sheet Components

Property and Equipment, Net

Property and equipment, net of continuing operations consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Machinery and equipment	$12,055	$13,437
Computer equipment and software	2,158	3,582
Furniture and fixtures	1,005	1,055
Leasehold improvements	5,751	5,751
Total property and equipment	20,969	23,825
Accumulated depreciation and amortization	(19,336)	(20,988)
Property and equipment, net - including discontinued operations	1,633	2,837
Less: Property and equipment, net from discontinued operations	—	(261)
Property and equipment, net	$1,633	$2,576

Depreciation and amortization expense related to property and equipment, net was $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the net book value of software implementation costs of continuing operations related to hosting arrangements was $0.7 million and $1.7 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Continuing operations intangible assets, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Finite-lived assets, net of accumulated amortization of $4,375 and $2,719, as of September 30, 2025 and December 31, 2024, respectively	$20,625	$24,787
Indefinite-lived assets - in-process research and development	28,859	28,859
Total Intangible assets, net	$49,484	$53,646

Amortization expense related to finite-lived intangible assets was $0.7 million and $2.0 million in the three and nine months ended September 30, 2025, respectively, and $1.1 million and $2.7 million in the three and nine months ended September 30, 2024, respectively.

The exclusive out-license of GSK4381562 to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), acquired as part of the Surface Acquisition, was terminated by GSK with an effective date of December 16, 2025. As a result, during the third quarter of 2025, the Company recognized a net impairment charge of $1.6 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the GSK out-license intangible asset of $2.1 million and the final remeasurement of the CVR liability related to GSK4381562 of $0.5 million to its fair value of zero.

The out-licensed partnership program with Novartis Institutes for Biomedical Research, Inc. (“Novartis Institutes”) (NZV930), also acquired as part of the Surface Acquisition, was terminated by Novartis Institutes with an effective date of October 2, 2024. As a result, during the first quarter of 2024, the Company recognized a net impairment charge of $6.8 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the Novartis Institutes out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability related to NZV930 of $3.8 million to its fair value of zero.

Accrued and Other Current Liabilities

Accrued and other current liabilities of continuing operations consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued commercial and research and development manufacturing	$4,207	$12,449
Accrued co-development costs and milestone payments	—	12,500
Royalty fee derivative liability, current	—	13,620
Accrued other	7,103	20,028
Lease liabilities, current	1,791	1,691
Total Accrued and other current liabilities	$13,101	$60,288

Other Liabilities, Non-current

Other liabilities, non-current of continuing operations consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Contingent consideration, non-current	$102	$632
Deferred tax liability	1,102	1,102
Revenue participation liability, non-current	13,626	27,595
Royalty fee derivative liability, non-current	1,490	—
Other	1,225	—
Total Other liabilities, non-current	$17,545	$29,329

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement. On April 11, 2025, the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. The Company recognized a net gain on the UDENYCA Sale of $338.7 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized and transaction expenses of $10.3 million. The Company is eligible to receive two additional Earnout Payments of $37.5 million each. The first such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

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

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the condensed consolidated financial statements for all periods presented.

The Company used a portion of the proceeds of the UDENYCA Sale to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement, and thus the related interest expense and loss on debt extinguishment have been presented within discontinued operations. Interest expense related to the $175.0 million portion of the $250.0 million aggregate principal amount senior secured term loan facility, entered into on January 5, 2022 (as amended, the “2027 Term Loans”), was required to be repaid in April 2024 in connection with the CIMERLI Sale and has also been presented within discontinued operations.

The following table presents a reconciliation of discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net revenue	$10,663	$64,722	$65,891	$194,160
Costs and expenses:
Cost of goods sold	287	18,012	26,184	77,718
Research and development	564	(376)	726	1,027
Selling, general and administrative	326	6,617	9,809	30,567
Total costs and expenses	1,177	24,253	36,719	109,312
Income from operations	9,486	40,469	29,172	84,848
Interest expense	—	(2,535)	(3,484)	(12,990)
Gain (loss) on Sale Transactions, net	(422)	(1,086)	338,680	176,646
Loss on debt extinguishment	—	—	(10,286)	—
Other income (expense), net	(78)	—	(11,638)	—
Net income from discontinued operations before income taxes	8,986	36,848	342,444	248,504
Income tax provision	—	—	—	—
Net income from discontinued operations, net of tax	$8,986	$36,848	$342,444	$248,504

Net revenue from discontinued operations by product was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
UDENYCA	$10,663	$66,089	$65,315	$159,673
CIMERLI	—	(1,215)	533	26,979
YUSIMRY	—	(152)	43	7,508
Total net revenue from discontinued operations	$10,663	$64,722	$65,891	$194,160

For the three months ended September 30, 2025, net revenue was primarily driven by a favorable settlement, resulting in a non-cash accrual release of $8.7 million.

Assets of discontinued operations were entirely derecognized as of September 30, 2025 and were as follows at December 31, 2024:

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

The following table presents the balance sheet classifications of assets and liabilities that were related to discontinued operations but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	September 30,		December 31,
(in thousands)	2025		2024
Assets
Trade receivables, net (1)	$(3,050)		$102,365
Liabilities
Accrued rebates, fees and reserves	$64,826	(2)	$163,771
Liabilities to be paid in connection with UDENYCA Sale
Accrued and other current liabilities	$—		$14,816
Other liabilities, non-current	$—		$15,667
Convertible notes (Note 8)	$—		$228,229
(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.
(2)	This balance is expected to be settled in a front-weighted fashion over the remainder of 2025 and into 2026.

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $338.7 million, partially offset by a loss on debt extinguishment of $10.3 million. During the nine months ended September 30, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale

Transactions of $176.6 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $22.7 million.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company is providing certain business support services including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were $0.5 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively, and were recorded as a reduction to operating expenses or in other income (expense), net in the condensed consolidated statements of operations based on the nature of the payment.

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

The research and development expense recognized for obligations to Junshi Biosciences for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 was not material. During the nine months ended September 30, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. In the condensed consolidated balance sheets as of December 31, 2024, the Company classified $12.5 million in accrued and other current liabilities, as well as $0.4 million in accounts payable related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $2.2 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recognized when it becomes probable that a milestone will be achieved or when an option fee or royalties are contractually payable.

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including the level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At September 30, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,703)	$36,957	$36,957	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

	At December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,962)	$36,698	$36,698	Level 2*
2026 Convertible Notes	$230,000	$(1,771)	$228,229	$223,100	Level 2**

*	The principal amounts outstanding are subject to variable interest rates based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amounts of these obligations approximate their fair values.
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

The 2029 Term Loan matures on May 8, 2029. The amount borrowed under the 2029 Term Loan accrues interest equal to 8.0%, plus a three-month SOFR rate per annum. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The loan agreement, by and among the Company, Ankura Trust Company, LLC and the lenders signatory thereto (the “2029 Loan Agreement”), contains certain covenants, and the Company was in full compliance with no events of default as of September 30, 2025.

Interest expense on the 2029 Term Loan was $1.3 million and $3.9 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, and is classified within continuing operations on the condensed consolidated statements of operations.

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

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of September 30, 2025.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. For the three and nine months ended September 30, 2025, there was $1.0 million and $4.8 million, respectively, of interest expense related to the Revenue Purchase and Sale Agreement, of which $1.9 million related to UDENYCA for the nine months ended September 30, 2025 and has been presented within discontinued operations. For the three and nine months ended September 30, 2024, interest expense, inclusive of the amortization of discount and issuance costs, was $2.7 million and $4.4 million, respectively, of which $2.5 million related to UDENYCA and has been presented within discontinued operations for the nine months ended September 30, 2024. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Revenue participation liability	$16,291	$37,994
Less: unamortized discount and issuance costs	(2,665)	(9,251)
Net carrying value	$13,626	$28,743

The following table summarizes the activity within the revenue participation liability:

(in thousands)
Proceeds from sale of future royalties on May 8, 2024	$37,500
Portion of proceeds allocated to the embedded derivative	(9,202)
Issuance costs	(1,391)
Royalty payments	(5,334)
Interest expense recognized	7,170
Revenue participation liability at December 31, 2024	28,743
Royalty payments	(2,675)
Interest expense recognized	4,841
Portion derecognized in connection with the UDENYCA Buy-out	(17,283)
Revenue participation liability at September 30, 2025	$13,626

Classification on the condensed consolidated balance sheets is as follows:

(in thousands)	Balance Sheet Classification	September 30, 2025	December 31, 2024
Revenue participation liability, current	Accrued and other current liabilities	$—	$1,148
Revenue participation liability, non-current	Other liabilities, non-current	13,626	27,595
Net carrying value		$13,626	$28,743

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

The following table summarizes interest expense for the 2027 Term Loans and the dates when principal was repaid:

	Interest Expense
(in thousands)	Three Months Ended	Nine Months Ended	Principal	Date Principal
Statement of Operations Classification	September 30, 2024	September 30, 2024	Amount Repaid	was Repaid
Discontinued Operations	$—	$6,878	$175,000	April 1, 2024
Continuing Operations	$—	$4,315	$75,000	May 8, 2024

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

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). As of September 30, 2025, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. As of September 30, 2025, the outstanding principal amount of the 2026 Convertible Notes was $0.1 million and consisted of the remaining notes that were not tendered for repurchase. In connection with the repurchases, the Company recorded a $4.7 million loss on debt extinguishment which is classified within discontinued operations in the condensed consolidated statements of operations. The charge in the nine months ended September 30, 2025, included the write-off of the remaining debt discount and debt issuance costs and related transaction fees.

The annual effective interest rate is 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Stated coupon interest	$—	$863	$1,072	$2,588
Amortization of debt discount and debt issuance costs	—	336	423	1,003
Total interest expense	$—	$1,199	$1,495	$3,591

9.        Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure certain CMOs to manufacture its supply of product. As of September 30, 2025, the Company’s non-cancelable purchase commitments under the terms of its agreements are as follows:

Year ending December 31, (in thousands)
Remainder of 2025	$8,097
2026	5,060
Total obligations	$13,157

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

Legal Proceedings and Other Claims

The Company is a party to various legal proceedings and claims that arise in the ordinary, routine course of business and that have not been fully resolved. The outcome of such legal proceedings and claims is inherently uncertain. Accruals are recognized for such legal proceedings and claims to the extent that a loss is both probable and reasonably estimable. The best estimate of a loss within a range is accrued; however, if no estimate in the range is better than any other, then the minimum amount in the range is accrued. If it is determined that a material loss is reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. Sometimes it is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and the maximum potential exposure or the range of possible loss cannot be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company had an accrual of $6.4 million, related to such matters that was included in accrued rebates, fees and reserves on the condensed consolidated balance sheets.

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter and based on currently available information the final resolution of the matter is uncertain. The Company intends to defend any legal proceeding that may be filed. The Company has an accrual established as of September 30, 2025 that represents its estimated liability to resolve the matter. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the amount accrued to date.

Other than the matter in connection with the demand letter described in this Note 9. Commitments and Contingencies, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.       Stockholders’ Equity (Deficit)

ATM Offering

There were no shares sold under the at-the-market offering (“ATM Offering”) during the three months ended September 30, 2025 and 2024. The following table summarizes information regarding settlements under the ATM Offering for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024
Number of common stock shares sold during the period	—	650,005
Weighted-average price per share	$—	$2.44
Gross proceeds	$—	$1,589
Less commissions and fees	—	(40)
Net proceeds after commissions and fees	$—	$1,549

As of September 30, 2025, the Company had approximately $64.9 million of its common stock remaining available for sales of common stock from time to time through or to Cowen and Company, LLC (“TD Cowen”) as the Company’s sales agent or principal in the ATM Offering.

Private Placement

On October 21, 2025, the Company sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock (the “Shares”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million (collectively, the “Private Placement”).  The Warrants may be exercised at any time on or before October 21, 2030. The Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and non-employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold (1)	$4	$282	$372	$834
Research and development	1,316	2,092	5,157	6,552
Selling, general and administrative	2,069	4,494	8,653	14,032
Stock-based compensation subtotal	3,389	6,868	14,182	21,418
Less: Stock-based compensation from discontinued operations	(67)	(430)	(647)	(1,305)
Total stock-based compensation expense from continuing operations	$3,322	$6,438	$13,535	$20,113

Total stock-based compensation expense capitalized into inventory	$19	$313	$305	$1,107

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net loss from continuing operations	$(44,517)	$(47,599)	$(136,777)	$(169,301)
Weighted-average common shares outstanding, basic and diluted	116,229,170	115,210,091	116,056,247	114,263,256
Net loss from continuing operations, basic and diluted	$(0.38)	$(0.41)	$(1.18)	$(1.48)

Net income from discontinued operations, net of tax	$8,986	$36,848	$342,444	$248,504
Weighted-average common shares outstanding, basic and diluted	116,229,170	115,210,091	116,056,247	114,263,256
Net income from discontinued operations, basic and diluted	$0.08	$0.32	$2.95	$2.17

Net income (loss)	$(35,531)	$(10,751)	$205,667	$79,203
Weighted-average common shares outstanding, basic and diluted	116,229,170	115,210,091	116,056,247	114,263,256
Net income (loss) per share, basic and diluted	$(0.31)	$(0.09)	$1.77	$0.69

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options, performance stock options and shares subject to ESPP	30,696,755	30,097,387	30,489,269	28,714,130
Restricted stock units	210,822	831,936	270,205	936,712
Shares issuable upon conversion of 2026 Convertible Notes	6,283	11,942,152	6,283	11,942,152
Total	30,913,860	42,871,475	30,765,757	41,592,994

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

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, growing revenues and a pipeline that includes two mid-stage clinical candidates targeting liver, lung, head & neck, colorectal and other cancers. Our strategy is to grow sales of LOQTORZI in NPC and advance the development of new indications for LOQTORZI in combination with both our pipeline candidates as well as through our partners, driving sales multiples and synergies from proprietary combinations.

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

INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute is evaluating toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier# NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group. STORM Therapeutics, Ltd. is evaluating its METTL3 inhibitor STC-15 in combination with LOQTORZI in a Phase 1b/2 study (clinicaltrials.gov identifier# NCT06975293) for the treatment of non-small cell lung cancer and head and neck squamous cell carcinoma (“HNSCC”), and has plans for melanoma and endometrial cancer. On June 27, 2024, we entered into a license Agreement with Apotex, Inc. (“Apotex”), pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada (“Canada License Agreement”).

●

Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiological role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in October 2020. Casdozokitug is currently being evaluated in an ongoing randomized Phase 2 clinical study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).

●

CHS-114 (formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. CHS-114 is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. CHS-114 has shown anti-tumor activity as monotherapy or in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating CHS-114 in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of CHS-114 in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating gastric cancer, esophageal squamous cell cancer and microsatellite stable (MSS) colorectal cancer (clinicaltrials.gov identifier# NCT06657144).

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

Key Business and Other Updates

The following represents a summary of notable business updates and events since the filing of our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2025, including certain items from our press releases and Current Reports on Form 8-K, which readers are encouraged to review in full when they become available on our website at https://www.coherus.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.

Regained Nasdaq Compliance

As previously disclosed, on June 30, 2025, we received a deficiency notice from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq. We had a period of 180 calendar days, or until December 29, 2025, to regain compliance with the rule referred to in this paragraph.

On September 5, 2025, we received a letter from Nasdaq notifying us that the Staff had determined that the closing price of our common stock was $1.00 or greater for the requisite period of time, that we had regained compliance with Listing Rule 5550(a)(2) and that the matter was now closed.

Financial Operations Overview

Discontinued Operations

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the condensed consolidated financial statements for all periods presented.

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

Research and Development Expense

Research and development expense represents costs incurred to conduct research, such as the discovery and development of our product candidates. We recognize all research and development costs as they are incurred. We currently track research and development costs incurred on a product candidate basis only for external research and development expenses. Our external research and development expense consists primarily of:

●	expense incurred under agreements with collaborators, consultants, third-party contract research organizations (“CROs”), and investigative sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;
●	costs of manufacturing preclinical study and clinical trial supplies and other materials from CMOs, and related costs associated with release and stability testing;

●	costs associated with manufacturing process development activities, analytical activities and pre-launch inventory manufactured prior to regulatory approval being obtained or deemed to be probable; and
●	upfront and certain milestone payments related to licensing and collaboration agreements.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
LOQTORZI	$11,169	$5,832	$5,337	$28,476	$11,609	$16,867
Other revenue	402	220	182	948	7,047	(6,099)
Total net revenue	$11,571	$6,052	$5,519	$29,424	$18,656	$10,768

The increase in LOQTORZI net revenue for the three and nine months ended September 30, 2025 compared to the same periods in the prior year was driven primarily by volume growth of LOQTORZI, which launched in December 2023. Other revenue decreased in the nine months ended September 30, 2025 compared to the prior year period primarily driven by the $6.3 million for the outlicensing of rights to commercialize toripalimab within Canada on June 27, 2024.

We expect net revenue from continuing operations in 2025 to be higher than in 2024 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Cost of goods sold	$3,721	$2,729	$992	$9,769	$5,977	$3,792
Gross margin	68%	55%		67%	68%

The increase in cost of goods sold from continuing operations for the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily due to volume growth of LOQTORZI, which launched in December 2023.

We expect cost of goods sold from continuing operations for 2025 to be higher than 2024 because of continued growth of LOQTORZI.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development	$27,252	$22,052	$5,200	$77,914	$71,074	$6,840

The increase in research and development expense from continuing operations in the three months ended September 30, 2025 compared to the prior period was primarily due to the following:

●	an increase of $4.1 million for the development of CH-114; and
●	an increase of $2.6 million for the development of casdozokitug.

The increase was partially offset by a decrease of $1.4 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs.

The increase in research and development expense from continuing operations in the nine months ended September 30, 2025 compared to the prior period was primarily due to the following:

●	an increase of $13.1 million for the development of CHS-114; and
●	an increase of $9.4 million for the development of casdozokitug.

The increase was partially offset by the following:

●	a decrease of $8.2 million in co-development costs for toripalimab and CHS-006 resulting from reducing the scope of the development plan for toripalimab in the United States and the termination of the TIGIT Program announced in January 2024;
●	a decrease of $3.1 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs;
●	a decrease of $2.1 million in personnel and stock-based compensation expense primarily due to fewer employees; and
●	a decrease of $1.7 million for the development of CHS-1000.

We expect our research and development expense in 2025 to be higher than 2024 due to continued investments in our immuno-oncology pipeline.

Selling, General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$24,931	$28,127	$(3,196)	$76,995	$95,874	$(18,879)

The decrease in selling, general and administrative expenses from continuing operations in the three months ended September 30, 2025 was primarily due to a lower average headcount which resulted in reductions of $3.3 million in employee-related costs including stock-based compensation and lower professional fees of $1.4 million. These reductions were partially offset by a $1.6 million net impairment charge in the third quarter of 2025 relating to the write-off of the net carrying value of the out-license intangible asset of $2.1 million and the final remeasurement of the CVR liability of $0.5 million related to GSK4381562 to its fair value of zero (see Note 5. Balance Sheet Components).

The decrease in selling, general and administrative expense from continuing operations in the nine months ended September 30, 2025 was primarily due to a lower average headcount resulting in reductions of $8.7 million in employee-related costs including stock-based compensation, the $6.8 million net impairment charge in the first quarter of 2024 relating to the write-off of the net carrying value of the out-license intangible asset of $10.6 million and the final remeasurement of the CVR liability of $3.8 million related to NZV930 to its fair value of zero, lower professional fees of $3.6 million and a reduction of $1.4 million in facilities, supplies and materials and other related expenses to support our commercial infrastructure. These reductions were offset by the $1.6 million net impairment charge in the third quarter of 2025 relating to the write-off of the net carrying value of the out-license intangible asset and the final remeasurement of the CVR liability related to GSK4381562 to its fair value of zero (see Note 5. Balance Sheet Components).

We expect our selling, general and administrative expense from continuing operations for the full year 2025 to be lower than the full year 2024 primarily as a result of decreased operating costs and headcount.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$2,325	$2,827	$(502)	$6,752	$8,822	$(2,070)

The decrease in interest expense from continuing operations in the nine months ended September 30, 2025 was primarily due to prepaying the remaining $75.0 million of the principal amount due under the 2027 Term Loans on May 8, 2024, partially offset by interest expense on the $38.7 million 2029 Term Loan and the LOQTORZI portion of the Revenue Purchase and Sale Agreement, both of which commenced on May 8, 2024 and incurred nine months of interest during the nine months ended September 30, 2025.

Interest expense from discontinued operations was zero and $2.5 million in the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $13.0 million in the nine months ended September 30, 2025 and 2024, respectively, and was related to the 2026 Convertible Notes, the UDENYCA portion of the Revenue Purchase and Sale Agreement, and $175.0 million of the $250.0 million principal amount due under the 2027 Term Loans.

We expect interest expense from continuing operations to be lower in 2025 than 2024, primarily as a result of repaying the remaining $75.0 million principal amount of the 2027 Term Loans during the second quarter of 2024.

Loss on Debt Extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Loss on debt extinguishment	$—	$—	$—	$—	$12,630	$(12,630)

The $12.6 million loss on debt extinguishment in the nine months ended September 30, 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Other income (expense), net	$2,141	$2,084	$57	$5,229	$6,420	$(1,191)

Other income (expense), net from continuing operations in the three months ended September 30, 2025 was comparable to the same period in the prior year.

Other income (expense), net from continuing operations in the nine months ended September 30, 2025 changed unfavorably compared to the same period in the prior year primarily due to a reduction of certain TSA reimbursements classified in other income of $1.8 million, a decrease in foreign exchange gains of $1.3 million, and the change in fair value of the LOQTORZI Royalty Fee Derivative Liability of $0.8 million, partially offset by an increase in interest and investment income of $2.6 million.

Net Income from Discontinued Operations, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Net income from discontinued operations, net of tax	$8,986	$36,848	$(27,862)	$342,444	$248,504	$93,940

The decrease in the three months ended September 30, 2025 was primarily driven by lower net revenue of discontinued products partially offset by lower cost of goods sold. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $10.7 million and $64.7 million for the three months ended September 30, 2025 and 2024, respectively, and $65.9 million and $194.2 million during the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, net revenue was primarily driven by a favorable settlement, resulting in a non-cash accrual release of $8.7 million.

The increase in the nine months ended September 30, 2025 was primarily driven by the $162.0 million favorable change in gain on Sale Transactions (2025 period included the UDENYCA gain and 2024 period included CIMERLI and YUSIMRY gains) and lower cost of goods sold of $51.5 million, partially offset by lower net revenue and an $11.8 million charge in the first quarter of 2025 for the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	September 30,		December 31,
(in thousands)	2025		2024
Financial assets
Total Cash, cash equivalents and marketable securities	$191,663		$125,987

Financial liabilities(1):
2029 Term Loan	$36,957		$36,698
Revenue Purchase and Sale Agreement	13,626	(2)	28,743
2026 Convertible Notes	121	(2)	228,229
Total Financial liabilities	$50,704		$293,670
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	We used a portion of the proceeds of the UDENYCA Sale, which closed on April 11, 2025, to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on the net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $191.7 million and an accumulated deficit of $1.3 billion. We have generated significant operating losses in all the years since our inception except for certain periods that had gains from divestitures and 2020 and 2019. We currently have one commercial product, LOQTORZI, which generated $11.2 million in net revenues during the three months ended September 30, 2025. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2025, our investment in cash, cash equivalents and investments in marketable securities are primarily held in money market accounts, commercial paper and corporate notes, U.S. Treasury securities, and U.S. government agency securities. We have funded our operations primarily through sales of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

The following is a summary of recent key liquidity events and financing transactions:

●	On October 21, 2025, we sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock and (ii) Warrants to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million. The Warrants may be exercised at any time on or before October 21, 2030. The Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

●	During the second quarter of 2025, we used a portion of the proceeds from the UDENYCA Sale to: (1) repay substantially all of the $230 million aggregate principal amount of the outstanding 2026 Convertible Notes, and (2) buy out the royalty rights on the net sales of UDENYCA, in accordance with the Revenue Purchase and Sale Agreement, resulting in a $47.7 million payment.
●	On April 11, 2025, we completed the UDENYCA Sale and received $483.4 million in cash, inclusive of $118.4 million for UDENYCA product inventory. We are eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale.
●	On June 27, 2024, we sold to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada for $6.3 million.
●	On June 26, 2024, we sold our YUSIMRY immunology franchise to HKF for $40.0 million in cash and the assumption of $17.0 million of inventory purchase commitments by HKF.
●	On May 8, 2024, we entered into the 2029 Term Loan for the principal amount of $38.7 million, with proceeds of $37.5 million, net of original issuance discount, which was used as part of the full repayment of the 2027 Term Loans. For a summary of the material terms of our 2029 Term Loan, please refer to “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
●	On May 8, 2024, we entered into the Revenue Purchase and Sale Agreement, receiving $37.5 million by selling rights to receive future payments based on a percentage of U.S. net sales of UDENYCA and LOQTORZI. The proceeds were used as part of the full repayment of the 2027 Term Loans.
●	On April 1, 2024, cash from the CIMERLI Sale was used to repay $175.0 million of the total principal balance of $250.0 million of the 2027 Term Loans.
●	On March 1, 2024, we sold our CIMERLI ophthalmology franchise to Sandoz for $187.8 million in cash, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets.

We may utilize our ATM Offering from time to time in order to sell our common stock. As of September 30, 2025, we had approximately $64.9 million of our common stock remaining available for sales under the ATM Offering.

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

We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our product;

●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and product;
●	the percentage of customers that continue to purchase our product and that do not switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	whether we receive either of the Earnout Payments from the sale of the UDENYCA Business;
●	the cost, timing and outcomes of regulatory approvals; and
●	the extent to which we divest, acquire or invest in businesses, products or technologies.

For further discussion of risks related to our financial condition and capital requirements, please see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of September 30, 2025, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have material contingent regulatory and sales milestones as of September 30, 2025:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$10.5 million
Vaccinex, Inc.	CHS-114	$14.5 million
(1)	$65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials and $290.0 million relates to sales milestones.

Contingent Value Rights

As of September 30, 2025, the remaining CVRs in connection with the Surface Acquisition consisted of the CVRs associated with the receipt by us of any upfront payments pursuant to ex-U.S. licensing agreements related to casdozokitug or CHS-114. The potential payments are only due if we first receive upfront payments pursuant to ex-U.S. licensing agreements. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock.

Other Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of September 30, 2025 were $13.2 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no significant changes to our leases during the nine months ended September 30, 2025, as compared to the disclosure in our 2024 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(118,797)	$(49,048)
Net cash provided by investing activities	377,925	230,863
Net cash used in financing activities	(281,786)	(187,205)
Net decrease in cash, cash equivalents and restricted cash	$(22,658)	$(5,390)

Net cash used in operating activities

Cash used in operating activities of $118.8 million for the nine months ended September 30, 2025 was primarily due to adjusting net income by the net gain on Sale Transactions of $338.7 million to reflect that transaction as an investing activity, interest payments of $8.2 million and changes in operating assets and liabilities, partially offset by adjustments for non-cash items including stock-based compensation expense of $14.2 million, change in fair value of derivatives of $12.6 million, and loss on debt extinguishment of $10.3 million.

Cash used in operating activities of $49.0 million for the nine months ended September 30, 2024 was primarily due to net income of $79.2 million adjusted for non-cash items including stock-based compensation expense of $21.4 million, loss on debt extinguishment of $12.6 million, impairment of out-license asset net of CVR liability remeasurement of $6.8 million, other non-cash adjustments of $6.2 million and changes in our operating assets and liabilities, partially offset by the net gain on Sale Transactions of $176.6 million and interest payments of $18.8 million.

Net cash provided by investing activities

Cash provided by investing activities of $377.9 million for the nine months ended September 30, 2025 was primarily due to $483.4 million cash received for the UDENYCA Sale, partially offset by $89.6 million in purchases of investments in marketable securities, the second out of two $12.5 million milestone payments to Junshi Biosciences and $4.7 million in retention bonus payments in connection with the CIMERLI Sale.

Cash provided by investing activities of $230.9 million for the nine months ended September 30, 2024 was primarily due to cash proceeds of $187.8 million from the CIMERLI Sale, cash proceeds of $40.0 million from the YUSIMRY Sale, proceeds from sale of investments in marketable securities of $8.7 million, and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by a $12.5 million milestone payment to Junshi Biosciences.

Net cash used in financing activities

Cash used in financing activities of $281.8 million for the nine months ended September 30, 2025 was due to $233.2 million for repayment of substantially all the 2026 Convertible Notes and $47.7 million for the UDENYCA Buy-out.

Cash used in financing activities of $187.2 million for the nine months ended September 30, 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which is presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.0 million of proceeds from the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million of proceeds from the ATM Offering, net of issuance costs.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $338.7 million, partially offset by a loss on debt extinguishment of $10.3 million. During the nine months ended September 30, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale Transactions of $176.6 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $22.7 million.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2025, as compared to the critical accounting estimates described in our 2024 Form 10-K. We believe that the critical accounting estimates discussed in the 2024 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

During the year ended December 31, 2024, we identified a material weakness in the operating effectiveness of our procedures related to documentation and review of certain inventory account reconciliations. The lack of sufficient evidence of the review performed over these accounting records did not allow for the testing and validation that the relevant internal controls operated, and thus it resulted in the material weakness. The material weakness related to documentation and did not result in a misstatement with respect to our financial statements included in the 2024 Form 10-K for the year ended December 31, 2024.

Management’s Remediation Measures

We have been taking steps to remediate this material weakness and to strengthen our internal control over financial reporting. The remediation measures include additional training and enhancement of our documentation and retention procedures, particularly as they relate to our inventory account reconciliations. However, the deficient inventory account reconciliations control was decommissioned concurrent with the closing of the UDENYCA Sale on April 11, 2025, leaving no opportunity to formally retest the operating effectiveness of the control during the current period.

Changes in Internal Control Over Financial Reporting.

Except for the material weakness noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed and with multiple product candidates that are not approved and still in development.
●	The commercial success of our existing product or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product LOQTORZI and product candidates CHS-114 and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act of 2022 (the “IRA”) and the OBBBA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. We also need to make a determination of excess or obsolete inventory that requires judgment and may result in write-downs of inventory, charges related to firm purchase commitments, or both. Any adverse developments affecting the manufacturing operations of our product and product candidates could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

For example, as of September 30, 2025, we had an accumulated deficit of $1.3 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

As of September 30, 2025, our cash, cash equivalents and marketable securities were $191.7 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

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

As of September 30, 2025, we had 161 full-time and part-time employees, which was equal to approximately 158 full-time equivalents. This represented a decrease of approximately 68 full-time equivalents since December 31, 2024. As our development and commercialization plans and strategies develop and evolve from time to time we face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

Additionally, for our product and for any of our product candidates that may receive marketing approval, if we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including but not limited to:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

We are marketing LOQTORZI in the United States and may seek to partner commercially our product outside the United States, such as our license agreement with Apotex in Canada for LOQTORZI.

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

Risks Related to Our Compliance with Applicable Laws

Healthcare reform measures, including the IRA and the OBBBA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.

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

The cost of prescription pharmaceuticals in the United States is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. The likelihood of implementation of these and other reform initiatives is uncertain. The Trump administration is pursuing a strategy to reduce drug costs in the U.S.  While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry, including sales of LOQTORZI or other product candidates we may commercialize. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. Separately, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Individual states in the United States have also proposed and enacted legislation and are implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through

September 30, 2025 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of September 30, 2025, our executive officers, directors, five percent stockholders and their affiliates beneficially owned a significant amount of our voting stock. These stockholders have the ability to influence us through their ownership positions, which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market the market price of our common stock could decline. In addition, we may authorize our sales agent to sell our common stock from time to time as part of the ATM Offering. As of September 30, 2025, there were 116,236,018 shares of common stock outstanding.

In addition, as of September 30, 2025, approximately 36.6 million shares of common stock that are either subject to outstanding options and restricted stock units or reserved for future issuance under our equity incentive plans were eligible or may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold or if it is perceived that they will be sold in the public market, the market price of our common stock could decline.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $191.7 million of cash, cash equivalents and marketable securities as of September 30, 2025 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at three large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the third quarter of 2025, three wholesalers individually comprised approximately 44%, 31%, and 23%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

Many patents may cover a marketed product, including but not limited to the composition of the product, methods of use, formulations, cell line constructs, vectors, growth media, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of a product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter ended September 30, 2025. A total of 3,415 shares were surrendered to us in the third quarter of 2025, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)	Issuance and Sale of Unregistered Equity Securities.

On October 21, 2025, we sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock and (ii) Warrants to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million. The Warrants may be exercised at any time on or before October 21, 2030. The Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

The Private Placement was conducted pursuant to an exemption from registration under the Securities Act under Section 4(a)(2) of the Securities Act. The Shares, Warrants and shares issuable upon exercise of the Warrants were not registered under the Securities Act or any state securities laws and may not be reoffered or resold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

(b)None.

(c)During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM  6.             Exhibits

Reference is made to the Index to Exhibits included in this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	11/13/2014

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coherus BioSciences, Inc. (the previous name of Coherus Oncology, Inc.), effective as of May 29, 2025	8-K	3.1	5/30/2025

3.3	Second Amended and Restated Bylaws of Coherus Oncology, Inc., effective as of May 29, 2025.	8-K	3.2	5/30/2025

4.1	Reference is made to exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	4.2	10/24/2014

4.3	Indenture, dated as of April 17, 2020, between Coherus Biosciences, Inc. and U.S. Bank National Association, as Trustee.	8-K	4.1	4/17/2020

4.4	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4.1	4/17/2020

4.5	Notice of Successor Trustee to Indenture dated February 7, 2022.	10-Q	4.5	5/5/2022

4.6	First Supplemental Indenture, dated March 31, 2025, between Coherus BioSciences, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	4/1/2025

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS ONCOLOGY, INC.

Date: November 6, 2025	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)