Form 10-K
period 2025-12-31
Coherus Oncology, Inc.
filed 2026-03-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2025 (which was the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing market price of such stock on the Nasdaq Global Market on that date, was approximately $81.9 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s common stock issued and outstanding as of February 28, 2026 was 149,889,902.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

COHERUS ONCOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

LOQTORZI®, whether or not appearing in large print or with the trademark symbol, is a trademark of Coherus. Trademarks and trade names of other companies appearing in this Annual Report on Form 10-K are, to the knowledge of Coherus, the property of their respective owners.

ii

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Coherus,” the “Company,” “we,” “us,” and “our,” and similar references refer to Coherus Oncology, Inc. and its wholly owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements that are not statements of historical facts contained in this Annual Report on Form 10-K may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether our available cash, cash equivalents and marketable securities, and product sales will be sufficient to fund our planned expenditures and meet our obligations in the future;
●	whether we will be able to continue to maintain or increase sales for our product;
●	our expectations regarding our ability to develop and commercialize our product candidates;
●	our ability to maintain regulatory approval for our product and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;
●	our expectations regarding government and third-party payer coverage and reimbursement;
●	our ability to manufacture our product and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of our product and product candidates for commercial supply;
●	our reliance on third-party contract manufacturers to supply our product candidates and product for us;
●	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use;
●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;
●	our financial performance, including, but not limited to, projected net revenue, cost of goods sold, research and development expenses, selling and general administrative expense, and interest expense;
●	the implementation of strategic plans for our business, product and product candidates;
●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;
●	the likelihood of us receiving either of the $37.5 million payments we are eligible to receive as part of our divestiture of the UDENYCA franchise, depending on post-closing net sales of UDENYCA;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product and product candidates;
●	the cost, timing and outcomes of litigation involving our product and product candidates;
●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product and product candidates;
●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;
●	the rate and degree of market acceptance of our current or any future product or product candidates;
●	our ability to compete with companies currently producing competitor products or will produce them in the future;
●	developments and projections relating to our competitors, our market opportunity and our industry; and
●	the effects of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed and with multiple product candidates that are not approved and still in development.
●	The commercial success of our existing product or any future products will depend upon the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	As we have in-licensed development and/or commercial rights to LOQTORZI, we rely on prior and ongoing preclinical, clinical, regulatory and manufacturing expertise of our collaborators in order to advance this product candidate through regulatory approvals in the United States and other licensed territories.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product LOQTORZI and product candidates tagmokitug and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the IRA and the OBBBA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. Any adverse developments affecting the manufacturing operations of our product and product candidates, including the risks associated with transitioning our biomanufacturing processes from an offshoring business model to an onshoring business model, could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.

●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

PART I

Item 1.   Business

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver,  head and neck, colorectal and other cancers. Our strategy is to grow sales of LOQTORZI in nasopharyngeal carcinoma (“NPC”) and advance the development of new indications for LOQTORZI in combination with both our pipeline candidates as well as our partners, driving sales multiples and synergies from proprietary combinations. On May 29, 2025, we changed our corporate name from “Coherus BioSciences, Inc.” to “Coherus Oncology, Inc.” to better align with our exclusive focus on proprietary innovative immuno-oncology medicines following the completion of the recent divestitures of our biosimilar businesses.

On October 27, 2023, we announced that LOQTORZI was approved by the U.S. Food and Drug Administration (“FDA”) in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced nasopharyngeal carcinoma, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) that is currently the only immune checkpoint inhibitor approved by the FDA for the treatment of these indications that is commercially available in the United States. We announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us, Junshi Biosciences and our biopharma partners.

Our pipeline comprises two mid-stage clinical candidates aimed at overcoming immune resistance in cancer. We plan to develop each of them in combination with LOQTORZI as well as in partnership with other companies with immune activating or cancer agents. Our clinical stage product candidate casdozokitug (CHS-388, formerly SRF388) is an investigational antagonist antibody targeting IL-27, an immune regulatory cytokine, that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. Casdozokitug received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (“HCC”) in October 2020. The lead indication for casdozokitug is 1L HCC, and it is currently being studied in a randomized Phase 2 study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).

Our second clinical-stage product candidate, tagmokitug (CHS-114, formerly SRF114), is an investigational afucosylated IgG1 antibody targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment (“TME”). We are enrolling patients with head and neck squamous cell carcinoma (“HNSCC”) in the U.S. in a clinical trial evaluating safety and pharmacokinetics of tagmokitug with and without LOQTORZI (clinicaltrials.gov identifier# NCT05635643). We have also initiated a multiregional Phase 1b clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors including several cohorts including 2L upper GI adenocarcinoma, 2L esophageal squamous cell carcinoma (“ESCC”), 1LESCC, and Phase 2a cohort evaluating 4L+ colorectal cancer (clinicaltrials.gov identifier# NCT06657144). We have planned a clinical study evaluating tagmokitug in combination with pasritamig (a T cell engaging bispecific antibody targeting KLK2) in metastatic castrate resistant prostate cancer.

Coherus is executing a coordinated initiative to onshore the biomanufacturing process for LOQTORZI, casdozokitug and tagmokitug to the United States.

We have scientific expertise, manufacturing capabilities, and U.S.-based experience across oncology clinical development, regulatory affairs, sales, and medical affairs, which have supported the commercialization of LOQTORZI. We expect to leverage these capabilities as we continue to advance our immuno-oncology franchise.

We commercialize LOQTORZI in the United States, and we have global rights to develop and commercialize casdozokitug and tagmokitug.

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

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the safety and efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier# NCT06457503). Junshi Biosciences has an active multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in LS-SCLC (clinicaltrials.gov identifier# NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute is evaluating toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier# NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group. STORM Therapeutics, Ltd. is evaluating its METTL3 inhibitor STC-15 in combination with LOQTORZI in a Phase 1b/2 study (clinicaltrials.gov identifier# NCT06975293) for the treatment of non-small cell lung cancer, head and neck squamous cell carcinoma, melanoma, and endometrial cancer. On June 27, 2024, we entered into a license Agreement with Apotex, Inc. (“Apotex”), pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada (“Canada License Agreement”). On October 23, 2025, Health Canada approved LOQTORZI for the treatment of recurrent unresectable or metastatic NPC.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiological role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020. Casdozokitug is currently being evaluated in an ongoing randomized Phase 2 clinical study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).
●	Tagmokitug (CHS-114, formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. Tagmokitug is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through antibody-dependent cellular cytotoxicity (“ADCC”), or antibody-dependent cellular phagocytosis (“ADCP”), or both. Tagmokitug has shown anti-tumor activity as monotherapy and in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating tagmokitug in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating upper GI adenocarcinoma, esophageal squamous cell cancer and microsatellite stable (“MSS”) colorectal cancer (clinicaltrials.gov identifier# NCT06657144).

On February 4, 2026, we announced a clinical supply agreement with Janssen Research & Development, LLC (“Janssen”), to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer (“mCRPC”). Under the terms of the clinical supply agreement,

Janssen will provide pasritamig to us, and we will be the sponsor of the Phase 1b clinical trial. Janssen and us each retain all commercial rights to our respective compounds, including as monotherapy or as combination treatments.

Oncology Franchise Market Opportunity

LOQTORZI Opportunity

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

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC (“RM-NPC”), and as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences. We announced the launch of LOQTORZI in the U.S. on January 2, 2024.

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

We estimate that there are up to 2,000 RM-NPC patients who are eligible for LOQTORZI, which translates into a $250 million market opportunity.

LOQTORZI is the first FDA-approved therapy for RM-NPC. It represents a new standard of care for treating the disease when used in combination with cisplatin and gemcitabine in the first line setting or as monotherapy in the second line or greater setting. On December 11, 2023 we announced that NCCN updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy if disease progression on or after a platinum-containing therapy.

The NCCN recommendations were based on results of the JUPITER-02 Phase 3 study and the POLARIS-02 Phase 2 study. In the JUPITER-02 Phase 3 study, LOQTORZI combined with chemotherapy significantly improved progression-free survival, reducing the risk of disease progression or death by 48% compared to chemotherapy alone. LOQTORZI also demonstrated a statistically significant and clinically meaningful improvement in overall survival, with treatment resulting in a 37% reduction in the risk of death versus chemotherapy alone. In the POLARIS-02 clinical study, LOQTORZI demonstrated durable anti-tumor activity in patients with recurrent or metastatic NPC who failed previous chemotherapy, with an objective response rate of 20.5%, a disease control rate of 40%, and a median overall survival of 17.4 months with an acceptable safety profile. In December 2025, six-year overall survival follow-up results from the JUPITER-02 trial were presented at the European Society of Medical Oncology (“ESMO”) Asia. These findings reveal a durable survival advantage for LOQTORZI plus gemcitabine+cisplatin over chemotherapy alone as a first line treatment for RM-NPC. In this exploratory post-hoc analysis, patients receiving LOQTORZI plus gemcitabine and cisplatin achieved a median overall survival of 64.8 months, nearly double that of chemotherapy alone (33.7 months), representing a 31-month improvement and an observed 38% reduction in risk of death (HR 0.62; 95% CI, 0.45-0.85).

Sales and Marketing

Our current overarching commercial strategy with LOQTORZI is to establish a new standard of care for eligible patients with RM-NPC. Our execution plan is anchored on three growth drivers: accelerating new patient share through strong healthcare professional engagement and patient identification, ensuring LOQTORZI educational messaging is delivered at the time of treatment decision, and optimizing the duration of LOQTORZI treatment. Our educational efforts are focused on communicating the proven superior overall survival benefit of LOQTORZI to physicians that still treat RM-NPC with chemotherapy alone and, reinforcing LOQTORZI’s position as the only approved and available IO treatment for these patients.

We sell and distribute LOQTORZI in the U.S. and Puerto Rico, exclusively through the wholesale (Specialty Distribution) channel. During the year ended December 31, 2025, approximately 99% of LOQTORZI revenues were from three large wholesale distributors: McKesson Corporation, Cencora, Inc., and Cardinal Health, Inc.

For a discussion of risks related to sales and marketing, see “Risk Factors—Risks Related to Launch and Commercialization of our Product and our Product Candidates.”

Scientific, Clinical and Regulatory

We have a depth of scientific, oncology clinical and regulatory expertise in the United States, which has supported the commercialization of LOQTORZI. We expect to further leverage these capabilities as we continue to advance our immuno-oncology pipeline.

For a discussion of risks related to scientific, clinical and regulatory matters, see “Risk Factors— Risks Related to Launch and Commercialization of our Product and our Product Candidates, and Risks Related to Reliance on Third Parties, and Risks Related to the Discovery and Development of Our Product Candidates.”

Manufacturing

We have entered into agreements with several contract manufacturing organizations (“CMOs”) for the manufacture and clinical drug supply of our commercial product and product candidates. We continue to screen other contract manufacturers to meet our clinical, commercial and regulatory supply requirements on a product-by-product basis. We are executing a coordinated initiative to onshore the biomanufacturing process for LOQTORZI, casdozokitug and tagmokitug to the United States.

For a discussion of risks related to manufacturing our product and our reliance on third parties, see “Risk Factors— Risks Related to Manufacturing and Supply Chain” and “Risk Factors—Risks Related to Reliance on Third Parties.”

Competition

While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources. We operate in a highly competitive environment. Such competition includes larger and better-funded pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies commercializing and developing immuno-oncology and biosimilar products that would compete with our product and the product candidates in our pipeline.

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

On April 23, 2025, the Food and Drug Administration approved penpulimab-kcqx, manufactured by Akeso Biopharma Co., Ltd. (“Akeso”) with cisplatin or carboplatin and gemcitabine for the first-line treatment of adults with recurrent or metastatic non-keratinizing nasopharyngeal carcinoma. FDA also approved penpulimab-kcqx as a single agent for adults with metastatic non-keratinizing NPC with disease progression on or after platinum-based chemotherapy and at least one other prior line of therapy. To date, Akeso has not launched penpulimab in the United States.

As the only immunotherapy approved by the FDA for the treatment of NPC that is available in the United States, we believe LOQTORZI addresses a potentially high unmet need.

Casdozokitug is in development and is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27. If approved, it faces competition from other immuno-oncology products that are currently approved and that may be approved in the future.

Tagmokitug is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by BMS, Gilead Sciences, Inc. (“Gilead”) / Jounce Therapeutics, Inc. (“Jounce”), Shionogi Inc. (“Shinogi”), AbbVie Inc. (“AbbVie”), Bayer AG, F. Hoffmann-La Roche Ltd. (“Bayer”), Amgen Inc. (“Amgen”), LaNova Medicines Ltd. (“LaNova”) and Nanjing Immunophage Biotech Co., Ltd. (“Nanjing”) in addition to competition from other immuno-oncology products that are currently approved and that may be approved in the future.

We expect any products that we develop and commercialize directly or with partners to compete on the basis of, among other things, the strength of clinical efficacy and safety data, price and the availability of reimbursement from government and other third-party payers. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For a discussion of risks related to our competition, see “Risk Factors— Risks Related to Competitive Activity.”

Collaboration and License Agreements

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

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. We are obligated to pay Junshi Biosciences a royalty in the low twenty percent range on net sales of LOQTORZI and up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which $12.5 million was paid as of December 31, 2024 and another $12.5 million was paid in January 2025.

In March 2022, we paid $35.0 million to exercise our option to license CHS-006. Subsequent joint development consistent with the Collaboration Agreement commenced. On January 10, 2024, we announced that we had delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences pursuant to the Collaboration Agreement. Under the Collaboration Agreement, we retain the right to collaborate in the development of LOQTORZI and the other licensed compounds and will pay for a portion of these co-development activities. Additionally, we are responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

We made milestone payments to Junshi Biosciences of $12.5 million in the second quarter of 2024 and another $12.5 million in January of 2025. The accrued royalty obligation to Junshi Biosciences was $4.7 million and $1.5 million as of December 31, 2025 and 2024, respectively. Additional milestone payments and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are contractually payable.

Adimab Development and Option Agreement

In October 2018, Surface Oncology, Inc. (“Surface”), which we acquired in September 2023 (the “Surface Acquisition”), and Adimab LLC (“Adimab”), entered into an amended and restated development and option agreement, which was subsequently amended on December 16, 2020, June 1, 2022 and July 18, 2022 (the “A&R Adimab Agreement”), for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the A&R Adimab Agreement, we will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. The A&R Adimab Agreement, among other things, provided access to additional antibodies and expanded our right to evaluate and use antibodies that were modified or derived using Adimab technology for diagnostic purposes.

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

Under the A&R Adimab Agreement, we are obligated to make milestone payments and to pay specified fees upon the exercise of the Research Option or Commercialization Option. Upon exercise of a Research Option, we are obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, we will be required to pay an option exercise fee of a low seven-digit dollar amount, and we may be responsible for remaining potential milestone payments up to an aggregate of $10.5 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, we are obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. We may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) foregoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, we are obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody.

License Agreement with Vaccinex

On March 23, 2021, Surface and Vaccinex, Inc. (“Vaccinex”) entered into an exclusive product license agreement (the “Vaccinex License Agreement”) to exclusively license certain antibodies, including tagmokitug. Pursuant to the terms of the Vaccinex License Agreement, we have a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import and otherwise exploit licensed products that incorporate certain Vaccinex intellectual property which covers certain antibodies (each, a “Vaccinex Licensed Product”), including the antibody tagmokitug targeting CCR8.

Under the Vaccinex License Agreement, we are obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product and have the sole right to develop, manufacture and commercialize the licensed products worldwide. We are responsible for all costs and expenses of such development, manufacturing and commercialization. Vaccinex is eligible to receive potential remaining milestones up to $2.0 million based on the achievement of certain clinical milestones, excluding a $1.0 million milestone payment accrued at December 31, 2025, and up to $11.5 million based on the achievement of certain regulatory milestones per Vaccinex Licensed Product. We also owe low single-digit royalties on global net sales of any approved licensed products.

As of December 31, 2025, we accrued a $1.0 million milestone payment to Vaccinex related to the achievement of a clinical milestone, which was paid in January 2026. Any additional milestone payments and royalties under the Vaccinex License Agreement are contingent upon the achievement of future development, regulatory, or commercial events and will be recorded if and when it becomes probable that a milestone will be achieved, or when royalties are contractually payable.

GSK Out-licensing Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK was responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK was responsible for all costs and expenses of such development, manufacturing and commercialization and was obligated to provide us with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. GSK terminated the GSK Agreement effective December 16, 2025. Coherus has elected not to pursue further development of the Licensed Antibodies.

License Agreement with Apotex

On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Apotex also agreed to pay the Company a low twenty percent range on future net sales of toripalimab in Canada as running royalties, which the Company subsequently pays through to Junshi Biosciences pursuant to the Collaboration Agreement.

Apotex received Health Canada approval for LOQTORZI for the treatment of recurrent unresectable or metastatic nasopharyngeal cancer in October 2025. The Canada License Agreement term continues until the tenth year after the first commercial sales of toripalimab in Canada, which occurred in January 2026, subject to an extension for a subsequent ten-year term at the option of Apotex. Apotex may terminate the Canada License Agreement for any reason after a specified notice period. The Canada License Agreement will terminate automatically if the rights granted to the Company by the Collaboration Agreement are terminated, if there is a material breach that is not cured, if there are certain challenges to licensed patents by Apotex and in the case of certain insolvency events.

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

For a discussion of risks related to our proprietary technology and processes, see “Risk Factors — Risks Related to Intellectual Property.”

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States, the European Union (the “E.U.”) and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our product. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future. A country’s regulatory agency, such as the FDA in the United States, must approve a drug before it can be sold in the respective country or countries. The general process for drugs and biologics approval in the United States is summarized below. Many other countries, including countries in the E.U., have similar regulatory structures.

FDA Approval Process for Drugs and Biologics

Our product and product candidates are subject to regulation in the United States by the FDA as biological products or as drug product candidates. The FDA subjects drugs and biologics to extensive pre- and post-market regulation pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”) and its implementing regulations, and in the case of biologics, the FFDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. In addition, we are subject to other federal and state statutes and regulations. These laws and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drugs and biologics. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve a pending biologics license application (“BLA”) or new drug application (“NDA”), withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of a BLA or NDA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under the Prescription Drug User Fee Act (the “PDUFA”) as amended, each original BLA or NDA must be accompanied by a significant user fee. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, where the product candidate has received orphan drug designations for the sought indication or where the applicant is a small business submitting its first human therapeutic application for review.

Within 60 days following submission of the application, the FDA reviews an original BLA or NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any original BLA or NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the original BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the original BLA or NDA. The FDA reviews the original BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and has an acceptable purity profile, and in the case of an NDA, whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing (“Priority Review”). A BLA or NDA is eligible for Priority Review if the product or the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. In both standard and Priority Reviews, the review process may also be extended for a three-month period by the FDA to review additional information deemed a major amendment to the application.

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

The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an original BLA or NDA, the FDA will typically inspect one or more clinical sites to ensure compliance with GCP. After the FDA evaluates an original BLA or NDA and conducts any inspections in the U.S. or internationally that it deems necessary, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL may require additional clinical data and/or an additional clinical trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the original BLA or NDA does not satisfy the criteria for approval.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications –including full NDAs or BLAs–  to market the same drug for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity in the relevant indication or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication or use for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication or use for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years within the relevant indication or use if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active ingredient of the product candidate is determined to be contained within the competitor’s product. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

Advertising and Promotion

Once an NDA or BLA is approved, the product will be subject to continuing post-approval regulatory requirements, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these regulations can result in significant penalties, including the issuance of warning letters directing a company to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and federal and state civil and criminal investigations and prosecutions.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), among other things, imposed reporting requirements on drug manufacturers for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives)) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission, and additional penalties for “knowing failures.” Certain states also mandate implementation of commercial compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (“HIPAA”) created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, sales of LOQTORZI and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payers, including government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payers are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved therapeutics. In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. A significant portion of our sales are subject to substantial discounts to list price, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. Decreases in third-party reimbursement for LOQTORZI or other products for which we receive regulatory approval or a decision by a third-party payer to not cover our products could reduce physician utilization of our products and have a material adverse effect on our sales, results of operations and financial condition.

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Under the Medicaid Drug Rebate Program (“MDRP”), as a condition of having federal funds available for our covered outpatient drugs under Medicaid and under Medicare Part B, we must enter into, and have entered into, an agreement with the Secretary of Health and Human Services to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we are required to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, the “Best Price”, which represents the lowest price available from us to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the United States in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. In connection with Medicare Part B, we must provide CMS with Average Sales Price (“ASP”) information on a quarterly basis. CMS uses this information to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP submissions for a prior period were incorrect or have changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to CMS, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, a manufacturer must also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the “Federal Ceiling Price”, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If a manufacturer participating in the FSS program fails to provide timely information or is found to have knowingly submitted false information, the manufacturer may be subject to civil monetary penalties.

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

Healthcare Reform, including the Inflation Reduction Act of 2022 (the “IRA”)

The United States federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry, including legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing. Most significantly, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of LOQTORZI® or any other product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S.  President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These new laws and the regulations and policies implementing them, as well as other healthcare-related measures that may be adopted in the future, could materially reduce our ability to develop and commercialize LOQTORZI® and our product candidates, if approved.

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

Human Capital Management

As of December 31, 2025, we had 147 full-time and part-time employees, which represented a decrease of 81 full-time and part-time employees since December 31, 2024. All employees were located in the United States and none were represented by a labor union. We have not experienced any work stoppages and believe we have good relations with our employees and contractors. Our guiding principles are anchored on the goals of being able to recruit, incentivize, retain and integrate talented employees who can develop, implement, and drive long-term value creation strategies. As our development and commercialization plans and strategies evolve and because of reductions in force and turnover, from time to time we experience changes in our number of employees.

On December 2, 2024, we and Intas Pharmaceuticals Ltd. (“Intas”) entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), we completed the divestiture of the UDENYCA Business to Intas. Intas has designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. Pursuant to the UDENYCA Purchase Agreement, 43 of our employees transferred employment to Accord at the closing of the UDENYCA Sale. None of our executive officers transferred to Accord.

Compensation and Benefits

We review our base salaries on a regular basis and believe they are fair and competitive with the external labor markets in which our employees work. We offer incentive programs that provide bonus opportunities to encourage and reward participants for our achievement of financial and other key performance metrics and strengthen the connection between pay and performance. We also grant equity compensation awards that vest over time through our long-term incentive plan to employees to align such employees’ incentives with our long-term strategic objectives and the interests of our stockholders.

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

Training, Development and Engagement

Through our online learning platform, we deliver a variety of required learning modules, including those modules tied to our Code of Business Conduct, healthcare compliance, cybersecurity, unlawful harassment, workplace violence prevention and anti-corruption policies, which are completed periodically by all team members. We have a highly collaborative, engaging company environment.

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

Our principal executive offices are located at 333 Twin Dolphin Drive, Suite 600, Redwood City, CA 94065, and our telephone number is (650) 649-3530.

You may find electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website at https://www.coherus.com free of charge. We also periodically release and publicize press releases to the public that are also available on our website’s section entitled “Investors & Media” which we use as a recognized channel of distribution for our investors and other people interested in our company. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our audit, compensation, and nominating and corporate governance committees and our Code of Business Conduct and Ethics are available on our website as well at https://www.coherus.com. Any waiver of our Code of Business Conduct and Ethics may be made only by our board of directors (“Board”). Any waiver of our Code of Business Conduct and Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable law.

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

For example, as of December 31, 2025, we had an accumulated deficit of $1.4 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For LOQTORZI, our only commercial product, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payers, and adequate market share for our product candidates which include all product candidates for which we obtained commercial rights, in those markets. However, even if additional product candidates in addition to our current product gain regulatory approval and are commercialized, we may not become profitable.

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

As of December 31, 2025, our cash, cash equivalents and marketable securities were $172.1 million. In February 2026, we received approximately $47.0 million in net proceeds from a public offering of our common stock after deducting the underwriters’ discounts and commissions but before estimated offering expenses payable by us. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to continue to successfully commercialize our product;
●	our ability to maintain continuity for the supply of our product and product candidates;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product and product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	our ability to receive either of the Earnout Payments (as defined below) in the future;
●	the cost and timing of establishing sales, marketing and distribution capabilities;

●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities, such as the sales from time to time through our Sales Agreement with TD Cowen (the “Sales Agreement”) pursuant to which we may issue and sell from time to time up to an additional approximately $64.9 million of our common stock, through or to TD Cowen as our sales agent or principal in an ATM offering, may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the 2029 Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

●	casdozokitug;
●	tagmokitug; and
●	toripalimab in non-NPC indications.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA submitted under Section 351(a) of the Public Health Service Act, or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or policy changes hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Competitive Activity

Our product LOQTORZI and product candidates tagmokitug and casdozokitug, if approved, will face significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

LOQTORZI entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc., Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from

GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. Penpulimab-kcqx from Akeso Biopharma Co., Ltd. received approval from the FDA in April 2025 for the treatment of NPC. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.).

Casdozokitug is in development and, although it is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27, if approved it faces competition from other immuno-oncology products that are currently approved and that may be approved in the future.

Tagmokitug is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead Sciences, Inc. / Jounce, Shionogi, AbbVie Inc., Bayer AG, F. Hoffmann-La Roche Ltd, Amgen Inc. (“Amgen”), LaNova Medicines and Nanjing Immunophage Biotech Co., Ltd. in addition to competition from other immuno-oncology products that are currently approved and that may be approved in the future.

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

If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and tagmokitug are approved and successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and tagmokitug, our business would suffer.

There are a number of companies that currently commercialize PD-1/PD-L1 blocking antibodies or are developing such compounds for commercialization in the United States. If other competitors to toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and tagmokitug are successfully commercialized before toripalimab (in indications besides those approved for LOQTORZI), casdozokitug and tagmokitug, we may never achieve meaningful market share for these products, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

Any product candidates for which we intend to seek approval as original biologic products may face competition sooner than anticipated.

Our development of novel biologic product candidates, such as casdozokitug and tagmokitug, subjects us to additional risks relating to biosimilar competition. In particular, under the Biologics Price Competition and Innovation Act of 2009, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

We will need to expand and effectively manage our managerial, scientific, operational, financial, commercial and other resources in order to successfully pursue our product development and commercialization efforts. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and technical personnel. We may not be able to attract or retain qualified management and scientific and product development personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly those located in the San Francisco Bay Area. We also use equity compensation as a part of a comprehensive compensation package for our personnel. The majority of our outstanding options have exercise prices that are above our current stock price. See the tables in Note 12. Stock-Based Compensation and Employee Benefits in the footnotes to our financial statements included in our Annual Report for the Fiscal Year ended December 31, 2025, describing our outstanding stock options as of December 31, 2025. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We may experience difficulties in managing changes in our number of employees, particularly due to employees departing due to divestitures, reductions in force and turnover, which could disrupt our operations.

As of December 31, 2025, we had 147 full-time and part-time employees, which represented a decrease of 81 full-time and part-time employees since December 31, 2024. As our development and commercialization plans and strategies develop and evolve from time to time we face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

We have relied upon and plan to continue to rely upon third-party clinical research organizations (“CROs”) to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP, and Good Laboratory Practices, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (the “EEA”) and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections or remote regulatory assessments (“RRAs”) of study sponsors, principal investigators, study sites and other contractors. If we, any of our CROs, service providers or investigators fail to comply with applicable regulations or GCPs, the data generated in our nonclinical and clinical studies may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional nonclinical and clinical studies before approving our marketing applications. There can be no assurance that upon inspection or conclusion of an RRA by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product generated under cGMP regulations. Failure to comply by any of the participating parties or ourselves with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. Moreover, our business may be implicated if our CROs or any other participating parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare or data privacy and security laws.

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

A portion of the aggregate consideration potentially payable to us under the UDENYCA Purchase Agreement is in the form of two “Earnout Payments” of $37.5 million each. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. However, there is no guarantee that we will receive either of the Earnout Payments, and we may not receive more than the consideration that we received at closing of the UDENYCA Sale for selling the UDENYCA Business. If we do not receive the Earnout Payments the total consideration paid to us for the sale of UDENYCA will be significantly lower, which could be harmful to our future financial position.

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

Risks Related to Manufacturing and Supply Chain

We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. Any adverse developments affecting the manufacturing operations of our product and product candidates,including the risks associated with transitioning our biomanufacturing processes from an offshoring business model to an onshoring business model, could substantially increase our costs and limit supply for our product and product candidates.

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

We are executing a coordinated initiative to onshore the biomanufacturing process for LOQTORZI, casdozokitug and tagmokitug to the United States. We may not be able to achieve the full strategic and financial benefits expected to result from the onshoring initiative, or such benefits may be delayed or not occur at all. If we do not realize some or all of the benefits expected to result from the onshoring initiative, or if such benefits are delayed, our business and expected future financial and operating results could be adversely affected.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting and export and import of biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, where regulations differ from country to country. Neither we nor any existing or future collaboration partners are permitted to market our product candidates in the United States until we and our collaboration partners receive approval from the FDA, or in the EEA until we and our collaboration partners receive European Commission or EEA Competent Authority approvals.

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

We are marketing LOQTORZI in the United States and may seek to partner commercially our pipeline products outside the United States.

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

We may fail to obtain orphan drug designations from the FDA for our product candidates, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the U.S., may designate biologics or drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or where the manufacturer is unable to assure sufficient product quantity.

In October 2020, the FDA granted Orphan Drug Designation to casdozokitug. We may seek Orphan Drug Designations for other diseases or conditions or for our other product candidates. There can be no assurances that we will be able to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same use or indication within the same rare disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same uses or indications within the same rare disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care with respect to the exclusivity-protected use or indication. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Our Compliance with Applicable Laws

Healthcare reform measures, including the IRA and the OBBBA, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the United States pharmaceutical industry. The ACA, among other things, modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel; expanded rebate payments under the MDRP to include utilization by individuals enrolled in Medicaid managed care organizations; added a provision to increase the Medicaid rebate for line extension drugs; established annual fees and taxes on manufacturers of certain branded prescription drugs; and expanded the entities eligible for discounts under the Public Health Service 340B drug pricing program.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory cap on the Medicaid drug rebate beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

Most significantly, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

Most recently, the OBBBA, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of LOQTORZI or any other product candidate that we may commercialize.

The cost of prescription pharmaceuticals in the United States is likely to remain the subject of considerable discussion. There have been several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. The likelihood of implementation of these and other reform initiatives is uncertain. The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. Separately, the Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Our operations are directly or indirectly through our customers subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws impact, among other things, sales, marketing and education programs. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or in return for the purchase, recommendation, order or furnishing of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil and criminal false claims laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent and which may apply to entities that provide coding and billing advice to customers. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician “sunshine” requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS information related to payments and other transfers of value made by such manufacturers to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives)), and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

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

Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or underage in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of ASP, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot make any assurances that our submissions will not be found by CMS or other governmental agencies to be incomplete or incorrect.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through December 31, 2025 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

We have needed and anticipate we will need additional capital in the future to continue our planned operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Similar to prior or ongoing financing transactions, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $172.1 million of cash, cash equivalents and marketable securities as of December 31, 2025 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

We do not intend to pay cash dividends on our common stock so any returns would be limited to the value of our stock.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In 2025, three wholesalers individually comprised approximately 43%, 36%, and 20%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

In the United States, we and our partners may be subject to numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

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

Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions throughout the year. Throughout the year, senior management reviews these risks, including with respect to cybersecurity, at meetings with the Board of Directors or the Audit Committee from time to time as part of management presentations that focus on particular business functions, operations or strategies and presents the steps taken by management to mitigate or eliminate such risks. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could adversely affect our business, data or information systems that we use or own.

Our Head of Information Technology is primarily responsible for our cybersecurity risk management program and oversees the day-to-day administration of our cybersecurity program. He has over 20 years of experience leading information technology functions, including more than 15 years overseeing cybersecurity programs. The Head of Information Technology supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants in consultation with the CIRT. In addition to our Head of Information Technology, the CIRT includes our Chief Financial Officer and Chief Legal Officer. As key members of our management team, all members of our CIRT each have significant risk management experience. Key members of our information technology management team collectively possess over 45 years of hands-on experience in implementing a diverse array of cybersecurity initiatives. Their expertise spans both cloud and on-premise IT infrastructure and applications/systems, cultivated through extensive engagement across various regulated environments.

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

Item 2.   Properties

Our headquarters are located in Redwood City, California, where we occupy office space under a lease that will expire in September 2027. Our analytical and process development laboratory is located in Camarillo, California under a lease that expires in May 2027, and contains a one-time option to extend the lease term for five years.

We believe that our existing facilities are adequate for our current needs. In conjunction with the expiration of our leases or changes in our business, we may exercise our renewal option or look for additional or alternate space for our operations. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Item 8. “Financial Statements and Supplementary Data,” Note 9, “Commitments and Contingencies.”

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “CHRS” since November 6, 2014. As of February 28, 2026, there were approximately 82 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation S-K, therefore this disclosure item is not applicable.

Recent Sales of Unregistered Equity Securities

On October 20, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the investors: (i) an aggregate of 4,634,995 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), and (ii) warrants (the “PIPE Warrants”) to purchase an aggregate of 463,498 shares of common stock, for an aggregate purchase price of approximately $8.0 million. The purchase price for each PIPE Share, inclusive of a PIPE Warrant, was $1.726. Each PIPE Warrant entitles the holder to purchase shares of common stock at an exercise price of $0.01 per share, subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The PIPE Warrants are exercisable at any time on or after the date of issuance and on or prior to October 21, 2030. As of December 31, 2025, no PIPE Warrants had been exercised.

The PIPE Shares and the PIPE Warrants were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Each investor represented to the Company that it was an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act. No placement agent or underwriter was engaged in connection with the Private Placement. The Company reimbursed Bering Partners III, L.P. for $25,000 in legal fees incurred in connection with the Private Placement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2025. A total of 0 shares were surrendered to Coherus in the fourth quarter of 2025, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

As described below, on April 11, 2025, we sold the UDENYCA Business, which represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met. As a result, the assets, liabilities, and results of the biosimilar businesses were classified to discontinued operations in our Form 10-K herein. As such, we have retrospectively reclassified all assets, liabilities, and results of the biosimilar businesses as discontinued operations in the following discussion and adjusted all references to the assets, liabilities, and results of our biosimilar businesses accordingly.

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, head and neck, colorectal and other cancers. Our strategy is to grow sales of LOQTORZI in NPC and advance the development of new indications for LOQTORZI in combination with both our pipeline candidates as well as our partners, driving sales multiples and synergies from proprietary combinations. On May 29, 2025, we changed our corporate name from “Coherus BioSciences, Inc.” to “Coherus Oncology, Inc.” to better align with our exclusive focus on proprietary innovative immuno-oncology medicines following the completion of the recent divestitures of our biosimilar businesses and the transition to an exclusive focus on overcoming immune resistance in cancer with novel drugs.

We previously owned UDENYCA (pegfilgrastim-cbqv), which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, we entered into the UDENYCA Purchase Agreement, pursuant to which the Company agreed to divest the UDENYCA Business to Intas. On April 11, 2025, we completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Intas has designated Accord to purchase the physical assets, including product inventory. We are eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to us if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

The UDENYCA Sale represented the last and most significant divestiture of our biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the consolidated financial statements for all periods presented.

On October 27, 2023, we announced that LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and as monotherapy for the treatment of adults with recurrent unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy. LOQTORZI is an anti-PD-1 antibody that we developed in collaboration with Junshi Biosciences that is currently the only immune checkpoint inhibitor approved by the FDA for the treatment of these indications that is commercially available in the United States. We announced the launch of LOQTORZI in the U.S. on January 2, 2024. Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us, Junshi Biosciences and our biopharma partners.

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

UDENYCA Sale

On December 2, 2024, we entered into the UDENYCA Purchase Agreement by and between us and Intas. Pursuant to the terms and subject to the conditions set forth in the UDENYCA Purchase Agreement, we agreed to divest the UDENYCA Business to Intas for $483.4 million in cash, inclusive of $118.4 million of UDENYCA product inventory, subject to downward adjustment by the amount of inventory delivered at the closing of the UDENYCA Sale less than the Inventory Target. In addition, we are also eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale. The first such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first five full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $300 million, and the second such payment is payable by Intas to us if net sales of UDENYCA for four consecutive fiscal quarters within the first seven full fiscal quarters following the consummation of the UDENYCA Sale are equal to or greater than $350 million.

Our board of directors unanimously approved and declared the UDENYCA Purchase Agreement and the transactions contemplated thereby, including the UDENYCA Sale, to be in the best interest of the Company and its stockholders, and resolved to recommend that the our stockholders adopt the UDENYCA Purchase Agreement. There was a vote of our stockholders at a special stockholder meeting on March 11, 2025 where our stockholders approved the UDENYCA Sale, the UDENYCA Purchase Agreement and the other transactions and ancillary documents contemplated by the Asset Purchase Agreement. The transactions contemplated thereby closed on April 11, 2025.

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

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the safety and efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier# NCT06457503). Junshi Biosciences has an active multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in LS-SCLC (clinicaltrials.gov identifier# NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute is evaluating toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier# NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group. STORM Therapeutics, Ltd. is evaluating its METTL3 inhibitor STC-15 in combination with LOQTORZI in a Phase 1b/2 study (clinicaltrials.gov identifier# NCT06975293) for the treatment of non-small cell lung cancer, head and neck squamous cell carcinoma, melanoma, and endometrial cancer. On June 27, 2024, we entered into a license Agreement with Apotex, pursuant to which, we granted to Apotex the Canada License Agreement. On October 23, 2025, Health Canada approved LOQTORZI for the treatment of recurrent unresectable or metastatic NPC.

●	Casdozokitug (CHS-388, formerly SRF388), is an investigational recombinant human IgG1 monoclonal antibody targeting IL-27, an immune regulatory cytokine, or protein that is overexpressed in certain cancers, including hepatocellular, lung and renal cell carcinoma. IL-27 is a cytokine secreted by macrophages and antigen presenting cells that plays an important physiological role in suppressing the immune system, as evidenced by its ability to resolve tissue inflammation. In addition, IL-27 is highly expressed during pregnancy and its expression is correlated with maternal-fetal tolerance. Due to its immune regulatory nature, there is a rationale for inhibiting IL-27 to treat cancer, as this approach will influence the activity of multiple types of immune cells that are necessary to recognize and attack a tumor. Casdozokitug received orphan drug designation from the FDA for the treatment of HCC in October 2020. Casdozokitug is currently being evaluated in an ongoing randomized Phase 2 clinical study in HCC evaluating casdozokitug in combination with toripalimab and bevacizumab (clinicaltrials.gov identifier# NCT06679985).
●	Tagmokitug (CHS-114, formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. Tagmokitug is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. Tagmokitug has shown anti-tumor activity as monotherapy and in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating tagmokitug in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating upper GI adenocarcinoma, esophageal squamous cell cancer and microsatellite stable colorectal cancer (clinicaltrials.gov identifier# NCT06657144).

On February 4, 2026, we announced a clinical supply agreement with Janssen Research & Development, LLC, to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer. Under the terms of the clinical supply agreement, Janssen will provide pasritamig to us, and we will be the sponsor of the Phase 1b clinical trial. Janssen and us each retain all commercial rights to our respective compounds, including as monotherapy or as combination treatments.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada. We obtained the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We have paid $25.0 million for the achievement of certain milestones, and we pay a royalty in the low twenty percent range on net sales of LOQTORZI. On June 27, 2024, we entered into the Canada License Agreement pursuant to which, we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada. Apotex received Health Canada approval for LOQTORZI for the treatment of recurrent unresectable or metastatic nasopharyngeal cancer in October 2025.

Financial Operations Overview

Discontinued Operations

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the consolidated financial statements for all periods presented.

Revenue

LOQTORZI was approved in October 2023 and was launched in the United States in January 2024.

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

The following table summarizes our research and development expense from continuing operations incurred during the respective periods:

	Clinical Stage as of	Year Ended December 31,
(in thousands)	December 31, 2025	2025	2024
External costs incurred by product candidate:
Casdozokitug	Clinical trials	$31,098	$16,588
Tagmokitug	Clinical trials	27,773	7,847
LOQTORZI	Approved (1)	7,470	13,290
Other discontinued projects	Discontinued (2)	2,454	2,305
Other research and development expenses		25	7,556
Internal costs		40,068	44,247
Total research and development expenses from continuing operations		$108,888	$91,833

(1)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.
(2)	In 2025, this primarily includes $2.5 million for the net write down of an intangible asset not related to our current pipeline. The 2024 expenses primarily related to the TIGIT Program, which we terminated in January 2024.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, allocated facilities costs and other expense for outside professional services, including legal, insurance, human resources, outside marketing, advertising, audit and accounting services, acquisition-related costs, and costs associated with establishing commercial capabilities in support of the commercialization of LOQTORZI. Personnel costs consist of salaries, benefits and stock-based compensation. Reimbursement of expenses from counterparties to the Transition Service Agreements (“TSAs”) are recorded as reductions to selling, general and administrative expense.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness, our Revenue Purchase and Sale Agreement, and non-cash interest related to the amortization of debt discount and debt issuance costs.

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

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax represents the activities of the divested biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises, including gains recognized upon divestiture, interest expense and loss on debt extinguishment associated with debt and financial liabilities repaid in connection with divestitures, the change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability, and the tax provision for discontinued operations.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,
(in thousands)	2025	2024	Change
LOQTORZI	$40,836	$19,131	$21,705
Other revenue	1,336	7,258	(5,922)
Total net revenue	$42,172	$26,389	$15,783

The increase in LOQTORZI net revenue for the year 2025 compared to 2024 was driven primarily by volume growth of LOQTORZI, which launched in January 2024. Other revenue in 2024 includes $6.3 million for the out-license of rights to commercialize toripalimab within Canada.

We expect net revenue from continuing operations in 2026 to be higher than in 2025 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2025	2024	Change
Cost of goods sold	$13,814	$8,727	$5,087
Gross margin	67%	67%

The increase in cost of goods sold from continuing operations for 2025 compared to 2024 was primarily due to volume growth of LOQTORZI, which launched in January 2024.

We expect cost of goods sold from continuing operations for 2026 to be higher than 2025 because of continued growth of LOQTORZI.

Research and Development Expense

	Year Ended December 31,
(in thousands)	2025	2024	Change
Research and development	$108,888	$91,833	$17,055

The increase in research and development expense from continuing operations in 2025 compared to the prior period was primarily due to the following:

●	an increase of $19.9 million for the development of tagmokitug, including $1.1 million in milestones;
●	an increase of $14.5 million for the development of casdozokitug; and
●	an increase of $2.5 million for the net write-down of an intangible asset unrelated to our current active pipeline.

The increase was partially offset by the following:

●	a decrease of $5.8 million in development costs for single agent toripalimab in the United States;
●	a decrease of $5.8 million in facilities, supplies and materials and other infrastructure related expenses to support our research and development programs;
●	a decrease of $5.7 million related to programs that are no longer being developed; and
●	a decrease of $1.7 million in employee-related costs including stock-based compensation.

We expect our fixed research and development expenses in 2026 to be lower than in 2025 primarily due to rebalancing manufacturing-related development activities and reduced headcount.  Total overall research and development expenses, which includes external clinical costs, will be a function of data readouts and our ongoing portfolio prioritization process.

Selling, General and Administrative Expense

	Year Ended December 31,
(in thousands)	2025	2024	Change
Selling, general and administrative	$100,604	$125,482	$(24,878)

The decrease in selling, general and administrative expense from continuing operations in 2025 was primarily due to a lower average headcount resulting in reductions of $11.9 million in employee-related costs including stock-based compensation, the $6.8 million net impairment charge in the first quarter of 2024 relating to the write-off of the net carrying value of the out-license intangible asset of $10.6 million and the final remeasurement of the contingent value right (“CVR”) liability of $3.8 million related to NZV930 to its fair value of zero, lower professional fees of $5.4 million and a reduction of $2.6 million in facilities, supplies and materials and other related expenses to support our commercial infrastructure. These reductions were offset by the $1.6 million net impairment charge in the third quarter of 2025 relating to the write-off of the net carrying value of the out-license intangible asset and the final remeasurement of the CVR liability related to GSK4381562 to its fair value of zero (see Note 5. Balance Sheet Components).

We expect our selling, general and administrative expense from continuing operations for the full year 2026 to be lower than the full year 2025 primarily as a result of decreased operating costs and headcount.

Interest Expense

	Year Ended December 31,
(in thousands)	2025	2024	Change
Interest expense	$9,001	$10,734	$(1,733)

The decrease in interest expense from continuing operations in 2025 was primarily due to prepaying the remaining $75.0 million of the principal amount due under the 2027 Term Loans on May 8, 2024, partially offset by interest expense on the $38.7 million of outstanding 2029 Term Loan principal and the LOQTORZI portion of the Revenue Purchase and Sale Agreement, both of which commenced on May 8, 2024 and incurred twelve months of interest during the year ended December 31, 2025.

Interest expense from discontinued operations was $3.5 million and $16.4 million in 2025 and 2024, respectively, and was related to the 2026 Convertible Notes, the UDENYCA portion of the Revenue Purchase and Sale Agreement, and $175.0 million of the $250.0 million principal amount due under the 2027 Term Loans.

We expect interest expense from continuing operations to be slightly lower in 2026 than in 2025, primarily as a result of the downward trend in market interest rates relative to the 2025 period.

Loss on Debt Extinguishment

	Year Ended December 31,
(in thousands)	2025	2024	Change
Loss on debt extinguishment	$—	$12,630	$(12,630)

The $12.6 million loss on debt extinguishment in 2024 resulted from the payoff of the 2027 Term Loans in May 2024, and the charge included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

Other Income (Expense), Net

	Year Ended December 31,
(in thousands)	2025	2024	Change
Other income (expense), net	$7,011	$7,623	$(612)

Other income (expense), net from continuing operations in 2025 changed unfavorably compared to the prior year primarily due to a reduction of certain TSA reimbursements classified in other income of $2.2 million, a decrease in foreign exchange gains of $1.1 million, and the change in fair value of the LOQTORZI Royalty Fee Derivative Liability of $0.8 million, partially offset by an increase in interest and investment income of $3.3 million.

Net Income from Discontinued Operations, net of tax

	Year ended December 31, 2025
(in thousands)	2025	2024	Change
Net income from discontinued operations, net of tax	$351,148	$243,901	$107,247

The increase in net income from discontinued operations, net of tax in 2025 was primarily driven by the $161.7 million favorable change in gain on Sale Transactions, which included the UDENYCA Sale gain of $338.3 million in 2025 as compared to the CIMERLI Sale gain of $153.8 million and YUSIMRY Sale gain of $22.8 million in 2024; lower cost of goods sold of $82.1 million; lower selling, general and administrative expense of $31.2 million; and lower interest expense of $12.9 million. These favorable items were partially offset by lower net revenue of $164.0 million, $10.3 million of loss on debt extinguishment in 2025 related to the 2026 Convertible Notes, and an unfavorable impact of $7.4 million from the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $76.6 million and $240.6 million for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	December 31,
(in thousands)	2025		2024
Financial assets
Total Cash, cash equivalents and marketable securities	$172,125		$125,987

Financial liabilities(1):
2029 Term Loan	$37,051		$36,698
Revenue Purchase and Sale Agreement	14,028	(2)	28,743
2026 Convertible Notes	121	(2)	228,229
Total Financial liabilities	$51,200		$293,670

(1)	See “Note 8. Financial Liabilities” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	We used a portion of the proceeds of the Udenyca Sale, which closed on April 11, 2025, to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on the net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $172.1 million and an accumulated deficit of $1.4 billion. We have generated significant operating losses in all the years since our inception, except for certain periods that had gains from divestitures and 2020 and 2019. We currently have one commercial product, LOQTORZI, which generated $40.8 million in net revenues during 2025. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2025, our investment in cash, cash equivalents and investments in marketable securities are primarily held in money market accounts, commercial paper and corporate notes, U.S. Treasury securities, and U.S. government agency securities. We have funded our operations primarily through sales of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

The following is a summary of recent key liquidity events and financing transactions:

●	On February 12, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc. as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell an aggregate of 28,600,000 shares of our common stock to the Underwriters (the “Offering”). The price to the public in the Offering was $1.75 per share. The Underwriters agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.645 per share. On February 17, 2026, we completed the sale and received net proceeds of approximately $47.0 million, after deducting the Underwriters’ discounts and commissions but before estimated offering expenses payable by the Company.
●	On October 21, 2025, we sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock and (ii) the PIPE Warrants to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million. The PIPE Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.
●	On April 11, 2025, we completed the UDENYCA Sale and received $483.4 million in cash, inclusive of $118.4 million for UDENYCA product inventory. We are eligible to receive two additional Earnout Payments of $37.5 million each, provided that certain minimum UDENYCA Net Sales thresholds are met during specified periods after the closing of the UDENYCA Sale.
●	During the second quarter of 2025, we used a portion of the proceeds from the UDENYCA Sale to: (1) repay substantially all of the $230 million aggregate principal amount of the outstanding 2026 Convertible Notes, and (2) buy out the royalty rights on the net sales of UDENYCA, in accordance with the Revenue Purchase and Sale Agreement, resulting in a $47.7 million payment.

We are party to a sales agreement with TD Cowen, pursuant to which (and subject to applicable law) we may sell shares of our common stock in an at-the-market offering. As of December 31, 2025, we had approximately $64.9 million of our common stock remaining available for sales under the Sales Agreement.

We believe that our available cash, cash equivalents and marketable securities, and product sales will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our product;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and product;
●	the percentage of customers that continue to purchase our product and that do not switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	whether we receive either of the Earnout Payments from the sale of the UDENYCA Business;
●	the cost, timing and outcomes of regulatory approvals; and
●	the extent to which we divest, acquire or invest in businesses, products or technologies.

For further discussion of risks related to our financial condition and capital requirements, see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a BLA, approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. With the exception of $1.1 million recorded as a liability as of December 31, 2025, no other milestones were accrued because the probability of achievement had not reached the threshold for recognition.

The following presents a summary of our active partnerships and collaborations that have contingent regulatory and sales milestones as of December 31, 2025:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$10.5 million
Vaccinex, Inc.	Tagmokitug	$13.5 million
Memorial Sloan Kettering Cancer Center	Tagmokitug	$7.2 million

(1)	$65.0 million relates to regulatory milestones for indications that are not currently the subject of our clinical trials and $290.0 million relates to sales milestones.

Contingent Value Rights

In connection with the Surface Acquisition, we entered into the Contingent Value Rights Agreement, dated September 8, 2023, by and among us and Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”). As of December 31, 2025, the remaining CVRs in connection with the Surface Acquisition consisted of the CVRs associated with the receipt by us of any upfront payments pursuant to ex-U.S. licensing agreements related to casdozokitug or tagmokitug. The potential payments are only due if we first receive upfront payments pursuant to ex-U.S. licensing agreements, less any permitted deductions in accordance with the CVR Agreement. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock. For further details, see “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Other Commitments

Transition service agreements

Since certain contracts with third parties related to the divested biosimilar businesses could not immediately be transitioned to the buyers in the Sale Transactions at the respective divestiture dates, generally because the contracts did not allow for assignment, we remained a legal party to transactions occurring after the closings, often functioning as an agent on behalf of the buyer. These transactions are presented within TSA receivables, net and TSA payables and accrued liabilities in the consolidated balance sheets, and they generally do not have a net effect the consolidated statements of operations. The use of cash to settle TSA payables and accrued liabilities is expected to occur in a front-loaded fashion over the remainder of 2026. The CIMERLI and YUSIMRY TSAs were substantially completed as of December 31, 2025.

In addition, in connection with the divestiture of the UDENYCA Business, we retained certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, we may be required to reimburse Accord for the cost of replacing certain inventory in specified circumstances. Our maximum potential exposure under this obligation is approximately $5.9 million. As of December 31, 2025, no amounts have been recorded in the consolidated financial statements related to this matter, as the likelihood of incurring a loss was not considered probable. We will continue to evaluate this matter each reporting period and record a liability if and when it becomes probable that a loss has been incurred and the amount can be reasonably estimated.

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture and clinical drug supply of our commercial and product candidates. Our non-cancelable purchase commitments as of December 31, 2025 were $8.1 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Annual Report on Form 10-K.

Leases

We lease office and laboratory facilities through arrangements treated as operating leases. Refer to Note 10. Leases in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our leases. Our total non-cancelable contractual obligations arising from these agreements as of December 31, 2025 was $3.7 million, with $2.1 million of these obligations due within twelve months.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(138,513)	$(20,440)
Net cash provided by investing activities	375,087	230,321
Net cash used in financing activities	(273,705)	(186,974)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,131)	$22,907

Net cash used in operating activities

Net cash used in operating activities of $138.5 million and $20.4 million for 2025 and 2024, respectively, was primarily due to ongoing commercial activity, research and development activities and selling, general and administrative expenses to support those activities. Net income for 2025 and 2024 included, among other items: adjustments for gain on Sale Transactions, non-cash stock-based compensation expense, non-cash inventory write-downs, non-cash intangible asset write-downs net of contingent consideration, non-cash changes in fair values related to derivative liabilities, loss on debt extinguishment, and non-cash interest expense on financial liabilities related to revenue participation right purchase agreements and debt.

Net cash provided by investing activities

Cash provided by investing activities of $375.1 million in 2025 was primarily due to $470.3 million net cash received related to the Sale Transactions which primarily comprised the UDENYCA Sale, partially offset by $103.8 million in purchases of investments in marketable securities, the second out of two $12.5 million milestone payments to Junshi Biosciences and $4.7 million in retention bonus payments in connection with the CIMERLI Sale.

Cash provided by investing activities of $230.3 million in 2024 was primarily due to a total of $227.8 million cash acquired from the CIMERLI Sale and YUSIMRY Sale, proceeds from the sale of investments in marketable securities of $8.7 million and proceeds from maturities of investments in marketable securities of $6.2 million, partially offset by the milestone payment to Junshi Biosciences of $12.5 million.

Net cash (used in) provided by financing activities

Cash used in financing activities of $273.7 million in 2025 was due to $233.2 million for repayment of substantially all the 2026 Convertible Notes and $47.7 million to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement.

Cash used in financing activities of $187.0 million in 2024 was primarily due to $260.4 million in payments to fully repay the 2027 Term Loans (excluding interest which is presented as an operating activity) and $2.5 million in tax payments related to net share settlement of RSUs. These payments were partially offset by $37.0 million of proceeds on the 2029 Term Loan, net of debt discount and issuance costs, $36.5 million of proceeds from the Revenue Purchase and Sale Agreement, net of issuance costs, and $1.5 million in proceeds from sales under the Sales Agreement, net of issuance costs.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the consolidated statements of cash flows. During the year ended December 31, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $338.3 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million. During the year ended December 31, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale Transactions of $176.6 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $15.5 million.

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

Product Sales Discounts and Allowances

We recognize revenue when a customer obtains control of the product, which generally occurs upon delivery to the customer. The amount recognized in net revenue reflects the consideration which we expect to receive in exchange for product sold, which includes adjustments to gross sales amounts for estimated chargebacks, rebates, discounts for prompt payment, co-payment assistance, product returns and other allowances. The actual amount of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

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

In 2025 and 2024, total sales deductions to gross product sales for our continuing operations were 24% and 20%, respectively. Adjustments to provisions for rebates and chargebacks related to sales made in prior periods were less than 2% of the actual payments and customer credits issued in each respective year. A change of 10% in our total provisions for product sales discounts and allowances as of December 31, 2025, would have resulted in a change of our pre-tax loss from continuing operations in 2025 by approximately $0.4 million. A summary of the activities and ending reserve balances for each significant category of discounts and allowances, can be found in “Note 2. Revenue” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

For a description of the impact of recent accounting pronouncements, see “Note 1. Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation S-K, therefore this disclosure item is not applicable.

Item 8.   Consolidated Financial Statements and Supplementary Data

COHERUS ONCOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Coherus Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coherus Oncology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

Net product revenue ………………………………………………………………………………
Description of the Matter

For the year ended December 31, 2025, the Company recorded net product revenue of $40.8 million. As described in Note 1 to the consolidated financial statements, the Company recognizes revenues from product sales at the net sales price, which includes estimates of reserves for chargebacks and rebates it provides to hospitals, clinics, and payers under commercial and government programs. These reserves are recorded in the period when sales occur and are based on the amounts to be claimed on the related sales which may not be known at the point of sale.

Auditing net product revenue was challenging due to the volume of sales transactions and estimated chargebacks and rebates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s revenue recognition process to determine the timing and measurement of product revenue and estimation of chargebacks and rebates. This included controls over management’s review of historical claims and trends in payment patterns.

Our audit procedures over net product revenue included, among others, performing analytical procedures over net revenues, testing appropriate cut-off of revenue recognition at period-end, confirming a sample of outstanding receivable balances with customers, performing a comparison of actual claims related to amounts accrued during the current and prior years and understanding any material executed chargeback and rebate agreements. We further tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Francisco, California

March 9, 2026

Coherus Oncology, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$88,879	$125,987
Investments in marketable securities	83,246	—
Trade receivables, net	17,815	111,324
TSA receivables, net	603	11,010
Inventory	3,172	4,207
Prepaid manufacturing	6,758	6,653
Other prepaids and current assets	6,233	10,222
Assets of discontinued operations, current (Note 6)	—	72,180
Total current assets	206,706	341,583
Property and equipment, net	1,345	2,576
Intangible assets, net	46,239	53,646
Other assets, non-current	4,053	6,485
Assets of discontinued operations, non-current (Note 6)	—	44,243
Total assets	$258,343	$448,533

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,915	$28,456
Accrued rebates, fees and reserves	30,397	164,867
TSA payables and accrued liabilities	65,065	11,026
Accrued compensation	14,579	18,344
Accrued and other current liabilities	20,430	60,288
Total current liabilities	140,386	282,981
Term loan, non-current	37,051	36,698
Convertible notes, non-current	—	228,229
Lease liabilities, non-current	1,457	3,286
Other liabilities, non-current	18,435	29,329
Total liabilities	197,329	580,523
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at December 31, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 121,154,925 and 115,614,548 at December 31, 2025 and December 31, 2024, respectively)	12	12
Additional paid-in capital	1,444,166	1,419,266
Accumulated other comprehensive loss	(195)	(275)
Accumulated deficit	(1,382,969)	(1,550,993)
Total stockholders' equity (deficit)	61,014	(131,990)
Total liabilities and stockholders’ equity (deficit)	$258,343	$448,533

See accompanying notes.

Coherus Oncology, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net revenue	$42,172	$26,389
Costs and expenses:
Cost of goods sold	13,814	8,727
Research and development	108,888	91,833
Selling, general and administrative	100,604	125,482
Total costs and expenses	223,306	226,042
Loss from operations	(181,134)	(199,653)
Interest expense	(9,001)	(10,734)
Loss on debt extinguishment	—	(12,630)
Other income (expense), net	7,011	7,623
Loss from continuing operations before income taxes	(183,124)	(215,394)
Income tax provision	—	—
Net loss from continuing operations	(183,124)	(215,394)
Net income from discontinued operations, net of tax (Note 6)	351,148	243,901
Net income	$168,024	$28,507

Net income (loss) per share:
Net loss from continuing operations - basic and diluted	$(1.56)	$(1.88)
Net income from discontinued operations - basic and diluted	$3.00	$2.13
Net income per share - basic and diluted	$1.43	$0.25

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	117,143,457	114,553,537

See accompanying notes.

Coherus Oncology, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024
Net income	$168,024	$28,507
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	80	(24)
Foreign currency translation adjustments, net of tax	—	(3)
Comprehensive income	$168,104	$28,480

See accompanying notes.

Coherus Oncology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2023	112,215,260	$11	$1,386,312	$(248)	$(1,579,500)	$(193,425)
Net income	—	—	—	—	28,507	28,507
Issuance of common stock upon exercise of stock options	174,651	—	291	—	—	291
Issuance of common stock upon vesting of RSUs	816,876	—	—	—	—	—
Issuance of common stock under the ESPP	852,222	—	926	—	—	926
Issuance of common stock - partial payout of 2023 bonus in RSUs	1,976,750	1	4,407	—	—	4,408
Issuance of common stock under Sales Agreement, net of issuance costs	650,005	—	1,455	—	—	1,455
Taxes paid related to net share settlement of RSUs	(1,071,216)	—	(2,476)	—	—	(2,476)
Stock-based compensation expense	—	—	28,351	—	—	28,351
Other comprehensive loss, net of tax	—	—	—	(27)	—	(27)
Balances at December 31, 2024	115,614,548	12	1,419,266	(275)	(1,550,993)	(131,990)
Net income	—	—	—	—	168,024	168,024
Issuance of common stock upon exercise of stock options	35,500	—	27	—	—	27
Issuance of common stock upon vesting of RSUs	528,673	—	—	—	—	—
Issuance of common stock under the ESPP	542,885	—	353	—	—	353
Taxes paid related to net share settlement of RSUs	(201,676)	—	(283)	—	—	(283)
Stock-based compensation expense	—	—	16,909	—	—	16,909
Issuance of common stock under PIPE Securities, net of issuance costs	4,634,995	—	7,894	—	—	7,894
Other comprehensive income, net of tax	—	—	—	80	—	80
Balances at December 31, 2025	121,154,925	$12	$1,444,166	$(195)	$(1,382,969)	$61,014

See accompanying notes.

Coherus Oncology, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net income	$168,024	$28,507
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,924	5,276
Stock-based compensation expense	16,966	27,802
Write-down of intangible assets and remeasurement of contingent consideration liabilities, net	4,164	6,772
Loss on debt extinguishment	10,286	12,630
Gain on Sale Transactions, net (Note 6)	(338,315)	(176,589)
Inventory write-downs, net	—	14,143
Change in fair value of derivatives	12,608	5,043
Other non-cash adjustments, net	(10,328)	82
Changes in operating assets and liabilities:
Trade receivables, net	93,557	149,350
Inventory	(17,108)	(31,952)
Prepaid manufacturing	338	4,664
Other prepaid, current and non-current assets	4,772	(838)
Accounts payable	(19,556)	(3,938)
Accrued rebates, fees and reserves	(119,327)	(6,065)
TSA related operating assets and liabilities, net	64,446	—
Accrued compensation	(3,765)	1,549
Accrued and other current and non-current liabilities	(9,199)	(56,876)
Net cash used in operating activities	(138,513)	(20,440)

Investing activities
Purchases of investments in marketable securities	(103,838)	—
Proceeds from maturities of investments in marketable securities	21,462	6,200
Proceeds from sale of investments in marketable securities	—	8,688
Net cash received related to the Sale Transactions (Note 6)	470,305	227,823
Milestone payments to Junshi Biosciences	(12,500)	(12,500)
Other investing activities, net	(342)	110
Net cash provided by investing activities	375,087	230,321

Financing activities
Proceeds from 2029 Term Loan, net of debt discount and issuance costs	—	36,979
Proceeds from (repayment of) Revenue Purchase and Sale Agreement, net of issuance costs	(47,652)	36,486
Proceeds from issuance of common stock under Private Placement, net of issuance costs	7,894	—
Proceeds from issuance of common stock under Sales Agreement, net of issuance costs	—	1,455
Proceeds from purchase under the employee stock purchase plan	353	926
Taxes paid related to net share settlement	(283)	(2,476)
Redemption of 2026 Convertible Notes, including transaction costs	(233,185)	—
Repayment of 2027 Term Loans, premiums and make-whole	—	(260,387)
Other financing activities, net	(832)	43
Net cash used in financing activities	(273,705)	(186,974)

Net increase (decrease) in cash, cash equivalents and restricted cash	(37,131)	22,907
Cash, cash equivalents and restricted cash at beginning of period	126,250	103,343
Cash, cash equivalents and restricted cash at end of period	$89,119	$126,250

Supplemental disclosure of cash flow information
Cash paid for interest	$9,916	$25,376
Income taxes paid (refunded), net	$36	$(114)

Supplemental disclosures of non-cash activities
Non-cash employee bonuses settled in common stock	$—	$4,408

See accompanying notes.

Coherus Oncology, Inc.

Notes to Consolidated Financial Statements

1.Organization and Significant Accounting Policies

Description of the Business

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, head & neck, colorectal and other cancers. The Company’s strategy is to grow sales of LOQTORZI in NPC and advance the development of new indications for LOQTORZI in combination with both its pipeline candidates as well as through its partners, driving sales multiples and synergies from proprietary combinations. On May 29, 2025, the Company changed its corporate name from Coherus BioSciences, Inc. to Coherus Oncology, Inc. to better align with the Company’s exit from the biosimilar business and exclusive focus on proprietary innovative immuno-oncology medicines following the recent divestitures of its biosimilar franchises.

The Company previously owned UDENYCA (pegfilgrastim-cbqv), which was launched commercially in a pre-filled syringe presentation in the United States in January 2019, followed by the launch of UDENYCA in an autoinjector presentation in May 2023 and the launch of UDENYCA ONBODY in February 2024. On December 2, 2024, the Company and Intas Pharmaceuticals Ltd. (“Intas”) entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. Intas designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. The Company is eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the consolidated statements of operations and consolidated balance sheets for all periods presented. Refer to Note 6. Discontinued Operations for more information.

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

Restricted cash consists of a deposit for a letter of credit that the Company has provided to secure its obligations under a lease and is included in other assets, non-current in the consolidated balance sheets.

The Company classifies milestone payments related to licensing arrangements as cash flows used in investing activities in its consolidated statements of cash flows.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, chargeback prepayments, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses and was not material during the periods presented. The Company believes that its allowance for expected credit losses was adequate and immaterial as of December 31, 2025 and 2024.

Investments in Marketable Securities

Investments in marketable securities primarily consist of U.S. Treasury securities, government agency securities, commercial paper, corporate notes and market money funds. Management determines the appropriate classification of investments in marketable securities at the time of purchase based upon management’s intent with regards to such investment and re-evaluates such designation as of each balance sheet date. The Company’s investment policy requires that it only invests in highly rated securities and limits its exposure to any single issuer, except for securities issued by the U.S. government. All investments in marketable debt securities are held as “available-for-sale” and are carried at the estimated fair value as determined based upon quoted market prices or pricing models for similar securities.

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

Unrealized gains and losses on available-for-sale debt securities are reported as a component of other comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income (loss). There were no impairments related to credit losses during any of the periods presented. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the consolidated statements of operations based on the specific identification method. During 2025 and 2024, interest income was $7.0 million and $4.5 million, respectively, and is included in other income (expense), net, in the consolidated statements of operations.

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

Substantially all of the Company’s revenues are from sales in the United States to three wholesalers. Net revenue for product sales of UDENYCA, YUSIMRY and CIMERLI effectively ceased following the disposition of these product lines on April 11, 2025, June 26, 2024 and March 1, 2024, respectively (see Note 6. Discontinued Operations). Continuing operations products sales are entirely from LOQTORZI.

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. The Company primarily uses actual costs to determine the cost basis for inventory. The determination of excess or obsolete inventory requires judgment including consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information, and potential product obsolescence, among others. During 2024, the Company recorded $14.1 million in inventory write-downs, within cost of goods sold in discontinued operations, primarily related to UDENYCA inventory that did not meet acceptance criteria.

Although the Company believes the assumptions used in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by management, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in the consolidated statements of operations. Adverse developments affecting the Company’s assumptions of the level and timing of demand for its products include those that are outside of the Company’s control such as the actions taken by competitors, contract manufacturers, customers, and other factors.

Prior to the regulatory approval of product candidates, the Company incurs expenses for the manufacture of drug products that could potentially be available to support the commercial launch of the products. Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. Inventory in the consolidated balance sheets relates to LOQTORZI which is procured as a finished product. UDENYCA inventory is classified within assets of discontinued operations on the consolidated balance sheet at December 31, 2024.

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

Finite-lived intangible assets are generally amortized on a straight-line basis over their estimated economic life and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The amortization expense related to capitalized milestone payments under license agreements and the amortization expense from out-licenses are recorded as a component of cost of goods sold in the consolidated statements of operations. The estimated life for capitalized milestone payments is ten years.

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

Revenue Purchase and Sale Agreement

The Revenue Purchase and Sale Agreement (see Note 8. Financial Liabilities) contains the Royalty Fee Derivative Liability that meets the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement. The Royalty Fee Derivative Liability was recorded at fair value upon entering into the Revenue Purchase and Sale Agreement and is subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in other income (expense), net in the consolidated statements of operations for the portion related to LOQTORZI and in discontinued operations for the UDENYCA portion. The Revenue Purchase and Sale Agreement was initially valued and is remeasured using Monte Carlo simulation models to perform the “with-and-without” method, which involves valuing the Revenue Purchase and Sale Agreement with the embedded derivative and then valuing it without the embedded derivative. The difference between values is determined to be the estimated fair value of the Royalty Fee Derivative Liability. Refer to Note 3. Fair Value Measurements for details regarding the fair value.

The Revenue Purchase and Sale Agreement is accounted for as a liability net of a discount comprising issuance costs and the fair value of the embedded derivative requiring bifurcation. The Company imputes interest expense associated with this liability using the effective interest rate method on a prospective basis. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the consolidated statement of operations for the portion related to LOQTORZI and in discontinued operations for the UDENYCA portion. The interest rate may vary during the term of the agreement depending on a number of factors, including the levels of actual and forecasted net sales. Increases or decreases in forecasted net sales could have an impact on the revenue participation liability, interest expense, and the time period for repayment. In the second quarter of 2025, the Company used a portion of the UDENYCA Sale proceeds to buy out royalty obligations related to UDENYCA pursuant to the Revenue Purchase and Sale Agreement (see Note 6. Discontinued Operations).

Contingent Consideration

Contingent consideration primarily relates to the potential payments to holders of the CVRs that are contingent upon the achievement by the Company and certain third-parties meeting product development or financial performance milestones. For transactions accounted for as business combinations, the Company records contingent consideration at fair value at the date of the acquisition based on the consideration expected to be transferred. Liabilities for contingent consideration are remeasured each reporting period and subsequent changes in fair value are recognized within loss from continuing operations in the consolidated statements of operations. The assumptions utilized in the calculation of the fair values include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from estimated amounts.

Each CVR entitles the holder to receive quarterly contingent payments in the form of cash, stock or a combination of cash and stock at the Company’s discretion during the ten-year period following September 8, 2023, for the sum of the following, less any permitted deductions in accordance with the CVR Agreement:

●	25% of any upfront payment received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for tagmokitug; and
●	50% of any upfront payment received by the Company or its affiliates pursuant to potential ex-U.S. licensing agreements for casdozokitug.

The Company is unable to estimate a range of outcomes for potential royalty and milestone payments for tagmokitug and casdozokitug. With the termination of out-licensed partnership programs in 2025 and 2024, the corresponding CVR liabilities for GSK4381562 and NZV930 were remeasured to their final fair values of zero in 2025 and 2024, respectively (see Note 3. Fair Value Measurements and Note 5. Balance Sheet Components).

Net Revenues

The Company sells to wholesalers and distributors, (collectively, “Customers”). The Customers then resell to hospitals and clinics (collectively, “Healthcare Providers”) pursuant to contracts with the Company. In addition to distribution agreements with Customers and contracts with Healthcare Providers, the Company enters into arrangements with group purchasing organizations (“GPOs”) that provide for United States government-mandated or privately negotiated rebates, chargebacks and discounts. The Company also enters into rebate arrangements with payers, which consist primarily of commercial insurance companies and government entities, to cover the reimbursement of products to Healthcare Providers. The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. Revenue from product sales is recognized at the point when a Customer obtains control of the product and the Company satisfies its performance obligation, which generally occurs at the time product is delivered to the Customer. Payment terms differ by jurisdiction and customer, but typically range from approximately 30 to 80 days from date of shipment.

The Company recognizes revenue from sales to the U.S. federal government for placement into stockpiles in accordance with SEC Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and BioTerror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile. This interpretation allows companies to recognize revenue for sales of vaccines into U.S. government stockpiles even though these sales might not meet the criteria for revenue recognition under other accounting guidance.

Product Sales Discounts and Allowances

Revenue from product sales is recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established resulting from chargebacks, rebates, co-pay assistance, prompt-payment discounts, returns and other allowances that are offered within contracts between the Company and its Customers, Healthcare Providers, payers and GPOs. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions in trade receivables (if the amounts are payable to a Customer) or current and non-current liabilities (if the amounts are payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as historical experience, current contractual and statutory requirements, specifically known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect the best estimates of the amount of consideration to which the Company is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is only included in the net sales price to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amount of consideration ultimately received may differ. If actual results in the future vary from the Company’s estimates, the estimates will be adjusted, which will affect net product revenue in the period that such variances become known.

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

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers. The accrual for rebates is based on statutory or contractual discount rates and expected utilization. The estimates for the expected utilization of rebates are based on Customer and commercially available payer data, as well as data collected from the Healthcare Providers, Customers, GPOs, and historical utilization rates. Rebates invoiced by payers, Healthcare Providers and GPOs are paid in arrears. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenue in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue.

Product Returns: The Company offers its Customers limited product return rights, which are principally based upon whether the product is damaged or defective, or the product’s expiration date. Product return reserves are established for returns made by Customers and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. In accordance with contractual terms, Customers are permitted to return product for reasons such as damaged or expired product. The majority of Customer returns are due to product expiration. Expired product return reserves are estimated considering historical return data to their related sales on a production lot basis.

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

Royalty Revenue

Royalty revenue from licensees, which is based on sales to third parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Royalty revenue is classified in net revenue and was $1.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of third-party manufacturing, distribution, certain overhead costs, royalties on certain products, shipping and handling costs, and charges for inventory write-downs.

The Company incurs royalties on net sales of LOQTORZI in the low twenty percent range.

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

Selling, General and Administrative Expense

Selling, general and administrative expense comprises primarily compensation and benefits associated with sales and marketing, finance, human resources, legal, information technology and other administrative personnel, outside marketing, advertising and legal expenses and other general and administrative costs. The Company expenses the cost of advertising, including promotional expenses, as incurred. Advertising expenses for continuing operations were $6.6 million and $7.4 million in 2025 and 2024, respectively.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. The Company does not expect its unrecognized tax benefits from prior years to change significantly in 2026.

Operating Leases

The Company determines at an arrangement’s inception whether it is a lease. The Company does not recognize right-of-use assets and lease liabilities related to short-term leases, and the Company does not separate lease and non-lease components for its facility leases. Operating leases are included in other assets, non-current, accrued and other current liabilities, and lease liabilities, non-current in the consolidated balance sheets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. The Company recognizes operating lease expense for these leases on a straight-line basis over the lease term.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. The weighted-average common stock outstanding as of December 31, 2025 includes warrants to purchase shares of common stock each with an exercise price of $0.01 per share that were issued in connection with the October 2025 Private Placement (see Note 11. Stockholders’ Equity (Deficit)).

Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding for the period plus any diluted potential common shares outstanding for the period determined using the treasury stock method for options, performance-based stock options (“PSOs”), RSUs and ESPP and using the if-converted method for the convertible notes. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for any potential dilutive common share equivalents as their effect would be antidilutive (see Note 14. Net Income (Loss) Per Share).

Comprehensive Income (Loss)

Comprehensive income (loss) includes the following two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity (deficit), but are excluded from net income (loss). The Company’s other comprehensive income (loss) includes the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustments in 2025 and 2024.

Transition Service Agreements (“TSAs”)

In connection with the Sale Transactions, the Company and each of the buyers in each Sale Transaction entered into a TSA, pursuant to which the Company has provided certain business support services on behalf of the buyers including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers. Under each TSA, the Company is entitled to be reimbursed for its costs. Such reimbursements are recorded as a reduction to operating expenses or in other income (expense), net in the consolidated statements of operations.

Since certain contracts with third parties could not immediately be transitioned at the divestiture dates, generally because the contracts did not allow for assignment, the Company remained a legal party to transactions occurring after the closings, often functioning as an agent on behalf of the buyer. The CIMERLI and YUSIMRY TSAs were substantially completed as of December 31, 2025. These transactions are presented within TSA receivables, net and TSA payables and accrued liabilities in the consolidated balance sheets, and they do not affect the consolidated statements of operations. The use of cash to settle TSA payables and accrued liabilities is expected to occur in a front-loaded fashion over the remainder of 2026.

Discontinued Operations

The Company evaluates all disposal transactions to determine whether they qualify for reporting as discontinued operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). The results of discontinued operations, including gains or losses recognized upon disposal, are presented separately from continuing operations in the consolidated statement of operations for all periods presented. For comparative purposes, the Company presents net assets transferred in connection with divestitures as assets of discontinued operations on the consolidated balance sheet for prior periods.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current period presentation of discontinued operations, including amounts in the consolidated balance sheets, consolidated statements of operations and various footnotes. There were no changes to net income (loss). In addition, certain amounts in the consolidated statements of cash flows have been reclassified to conform with the current period presentation, and these changes had no impact to the net cash flows of operating, investing or financing activities.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The Company adopted the new standard retrospectively as of December 31, 2025. The impact was limited to the Company’s income tax-related disclosures in Note 13. Income Taxes.

The following addresses accounting pronouncements that the Company has not yet adopted:

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

2.Revenue

The Company launched LOQTORZI in January 2024. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI have been classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States. The Company’s net revenue was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
LOQTORZI	$40,836	$19,131
Other revenue	1,336	7,258
Total net revenue	$42,172	$26,389

For continuing operations, gross product revenues by significant customer as a percentage of total gross product revenues were as follows:

	Year Ended December 31,
	2025	2024
McKesson Corporation	43%	43%
Cencora, Inc.	36%	43%
Cardinal Health, Inc.	20%	13%

Product Sales Discounts and Allowances

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the rebates, co-pay assistance, returns and other allowances are classified as current liabilities and other liabilities, non-current on the accompanying consolidated balance sheets.

In connection with the Sale Transactions, the Company did not transfer and has continued to be responsible for liabilities related to sales discounts and allowances incurred for sales to customers that occurred prior to March 1, 2024 for CIMERLI, June 26, 2024 for YUSIMRY and April 11, 2025 for UDENYCA. These obligations, as applicable, have been included in the below table.

Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) for CIMERLI, the Company’s Transition Services Agreement (the “YUSIMRY TSA”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”) for YUSIMRY and the Company’s Transition Services Agreement with Intas (the “UDENYCA TSA” and, together with the CIMERLI TSA and the YUSIMRY TSA, collectively the “TSA” or the “TSAs”) for UDENYCA are reflected within TSA receivables, net and TSA payables and accrued liabilities in the consolidated balance sheets and have been excluded from the below table (see Note 6. Discontinued Operations).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2023	$73,953	$121,137	$49,795	$244,885
Provision related to sales made in:
Current year	912,079	189,309	145,533	1,246,921
Prior years - increase (decrease)	(990)	7,391	(2,571)	3,830
Payments and customer credits issued	(874,264)	(194,099)	(151,628)	(1,219,991)
Balances at December 31, 2024	110,778	123,738	41,129	275,645
Provision related to sales made in:
Current year	196,003	44,112	32,423	272,538
Prior years - increase (decrease)	(3,292)	(15,806)	(2,436)	(21,534)
Payments and customer credits issued	(301,043)	(131,721)	(61,042)	(493,806)
Balances at December 31, 2025	$2,446	$20,323	$10,074	$32,843

For the year ended December 31, 2025, substantially all of the total favorable provision related to sales made in the prior years was reflected in net income from discontinued operations (see Note 6. Discontinued Operations).

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

Unrealized gains and losses on available-for-sale debt securities are reported as a component of other comprehensive income (loss), with the exception of unrealized losses believed to be related to credit losses, if any, which are recognized in earnings in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. When the fair value of an available-for-sale debt investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is related to a credit loss and, if it is, the portion of the impairment relating to credit loss is recorded as an allowance through net income. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net, in the consolidated statements of operations based on the specific identification method.

In connection with the Surface Acquisition on September 8, 2023, the Company recorded contingent consideration liabilities related to CVRs associated with certain acquired out-license assets. The fair value of the CVR liabilities were determined using a Monte Carlo simulation-based model discounted to present value and represents a Level 3 measurement within the fair value hierarchy. Assumptions used in this calculation include estimated revenue, discount rate and various probability factors. With the termination of historical out-licensed partnership programs in 2025 and 2024, the corresponding CVR liabilities for GSK4381562 and NZV930 were remeasured to their final fair values of zero in 2025 and 2024, respectively (see Note 5. Balance Sheet Components).

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). The Company recorded the initial estimated fair value of the Royalty Fee Derivative Liability of $9.2 million in accrued and other current liabilities on the consolidated balance sheets. To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events.

The Company estimated the total fair value of the Royalty Fee Derivative Liability at December 31, 2025 and 2024, to be $1.5 million and $13.6 million, respectively. During the years ended December 31, 2025 and 2024, the Company recorded charges of $12.6 million and $4.4 million, respectively, for the changes in estimated fair value, of which $11.8 million and $4.2 million, respectively, related to UDENYCA and was classified within discontinued operations, and $0.8 million and $0.2 million, respectively, related to LOQTORZI and was recorded in other income (expense), net on the consolidated statements of operations. In connection with the UDENYCA Sale, the UDENYCA portion of the Royalty Fee Derivative Liability was derecognized during the three months ended June 30, 2025.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$78,278	$1,708	$—	$79,986
Marketable debt securities:
U.S. government agency securities	3,803	—	—	3,803
U.S. treasury securities	42,303	—	—	42,303
Commercial paper and corporate notes	—	37,140	—	37,140
Total	$124,384	$38,848	$—	$163,232
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490

	Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$125,549	$—	$—	$125,549
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$13,620	$13,620
Contingent consideration	—	—	632	632
Total	$—	$—	$14,252	$14,252

(1)	Cash equivalents may include the following: money market funds, U.S treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	December 31, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$78,278	$—	$—	$78,278
U.S. government agency securities	3,800	3	—	3,803
U.S. treasury securities	42,257	46	—	42,303
Commercial paper and corporate notes	38,817	31	—	38,848
Total	$163,152	$80	$—	$163,232

	December 31, 2024
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$125,549	$—	$—	$125,549

The Company held one position that was in an unrealized loss position as of December 31, 2025. No impairment was recognized in 2025 or 2024. As of December 31, 2025, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately eight months. The accrued interest receivable on available-for-sale marketable securities was immaterial at December 31, 2025.

4.Inventory and Prepaid Manufacturing

Inventory of $3.2 million and $4.2 million as of December 31, 2025 and 2024, respectively, consisted entirely of finished goods. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had no non-current inventory within continuing operations.

Prepaid manufacturing of $6.8 million as of December 31, 2025 included prepayments to a CMO of $4.3 million for manufacturing services, which the Company expects to be converted into inventory within the next twelve months, and $2.4 million for research and development. Prepaid manufacturing of $6.7 million as of December 31, 2024 included $0.3 million for manufacturing services of the Company’s product and $6.4 million for research and development.

5.Balance Sheet Components

Property and Equipment, Net

Property and equipment, net of continuing operations consisted of the following:

	December 31,
(in thousands)	2025	2024
Machinery and equipment	$8,198	$13,437
Computer equipment and software	1,612	3,582
Furniture and fixtures	1,005	1,055
Leasehold improvements	5,763	5,751
Total property and equipment	16,578	23,825
Accumulated depreciation and amortization	(15,233)	(20,988)
Property and equipment, net - subtotal	1,345	2,837
Less: Property and equipment, net from assets of discontinued operations	—	(261)
Property and equipment, net	$1,345	$2,576

Depreciation and amortization expense related to property and equipment, net from continuing operations was $1.3 million and $1.6 million in 2025 and 2024, respectively. There were no material impairments of property and equipment in 2025 and 2024.

As of December 31, 2025 and 2024, the net book value of software implementation costs of continuing operations related to hosting arrangements was $0.6 million and $1.7 million, respectively, and the amortization expense was immaterial for all periods presented.

Intangible Assets, Net

Intangible assets, net of continuing operations consisted of the following:

	December 31,
(in thousands)	2025	2024
Finite-lived assets, net of accumulated amortization of $5,000 and $2,719, as of December 31, 2025 and December 31, 2024, respectively	$20,000	$24,787
Indefinite-lived assets - in-process research and development	26,239	28,859
Total Intangible assets, net	$46,239	$53,646

Amortization expense related to finite-lived intangible assets from continuing operations was $2.6 million during the year ended December 31, 2025 and $3.4 million for the year ended December 31, 2024. As of December 31, 2025, amortization expense from continuing operations related to finite-lived assets for each of the five succeeding fiscal years is expected to be approximately $2.5 million. The weighted average remaining life of the finite-lived assets from continuing operations is 8.0 years on December 31, 2025.

During the fourth quarter of 2025, the Company wrote down $2.6 million of in-process research and development which is classified within research and development in the consolidated statements of operations.

The exclusive out-license of GSK4381562 to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), acquired as part of the Surface Acquisition, was terminated by GSK with an effective date of December 16, 2025. As a result, during the third quarter of 2025, the Company recognized a net impairment charge of $1.6 million in selling, general and administrative expenses in the consolidated statements of operations relating to the write-off of the net carrying value of the GSK out-license intangible asset of $2.1 million and the final remeasurement of the CVR liability related to GSK4381562 of $0.5 million to its fair value of zero.

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

In connection with the CIMERLI Sale on March 1, 2024, a finite-lived intangible asset, net of $2.1 million and goodwill of $0.9 million were derecognized and the resulting charge was classified within discontinued operations. In connection with the YUSIMRY Sale on June 26, 2024, a finite-lived intangible asset with a net value of $0.9 million was derecognized and the resulting charge was classified within discontinued operations.

Accrued and Other Current Liabilities

Accrued and other current liabilities of continuing operations consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued commercial and research and development manufacturing	$7,349	$12,449
Accrued milestone payments	100	12,500
Royalty fee derivative liability, current (Notes 3 & 8)	—	13,620
Lease liabilities, current (Note 10)	1,828	1,691
Accrued other	11,153	20,028
Total Accrued and other current liabilities	$20,430	$60,288

Other Liabilities, Non-current

Other liabilities, non-current of continuing operations consisted of the following:

	December 31,
(in thousands)	2025	2024
Contingent consideration, non-current	$—	$632
Deferred tax liability (Note 13)	1,102	1,102
Revenue participation liability, non-current (Note 8)	14,028	27,595
Royalty fee derivative liability, non-current (Note 3)	1,490	—
Other	1,815	—
Total Other liabilities, non-current	$18,435	$29,329

6.Discontinued Operations

On December 2, 2024, the Company and Intas entered into the UDENYCA Purchase Agreement. On April 11, 2025, the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. The Company recognized a net gain on the UDENYCA Sale of $338.3 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized and transaction expenses of $10.7 million. The Company is eligible to receive two additional Earnout Payments of $37.5 million each. The first such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise, which comprised certain assets, including certain YUSIMRY intellectual property, contracts, YUSIMRY inventory, and all activities related to research and development of YUSIMRY, for upfront cash consideration of $40.0 million and the assumption of certain liabilities, including $17.0 million of inventory purchase commitments, resulting in a net gain of $22.8 million.

On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz for upfront, all-cash consideration of $187.8 million, inclusive of $17.8 million for CIMERLI product inventory and prepaid manufacturing assets (the “CIMERLI Sale” and, together with the UDENYCA Sale and the YUSIMRY Sale, the “Sale Transactions”). As a result, the Company recognized a net gain of $153.8 million on the CIMERLI Sale in 2024.

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the consolidated financial statements for all periods presented.

The Company used a portion of the proceeds of the UDENYCA Sale to repay substantially all of the outstanding 2026 Convertible Notes and to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement, and thus the related interest expense and loss on debt extinguishment have been presented within discontinued operations. Interest expense related to the $175.0 million portion of the $250.0 million aggregate principal amount senior secured term loan facility, entered into on January 5, 2022, was required to be repaid in April 2024 in connection with the CIMERLI Sale and has also been presented within discontinued operations.

The following table presents a reconciliation of discontinued operations for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net revenue	$76,613	$240,571
Costs and expenses:
Cost of goods sold	26,755	108,826
Research and development	521	1,503
Selling, general and administrative	11,096	42,256
Total costs and expenses	38,372	152,585
Income from operations	38,241	87,986
Interest expense	(3,484)	(16,424)
Gain on Sale Transactions, net	338,315	176,589
Loss on debt extinguishment	(10,286)	—
Other income (expense), net	(11,638)	(4,250)
Net income from discontinued operations before income taxes	351,148	243,901
Income tax provision	—	—
Net income from discontinued operations, net of tax	$351,148	$243,901

Net revenue from discontinued operations by product was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
UDENYCA	$76,031	$205,951
CIMERLI	515	27,079
YUSIMRY	67	7,541
Total net revenue from discontinued operations	$76,613	$240,571

Assets of discontinued operations were entirely derecognized as of April 11, 2025 and were as follows at December 31, 2024:

(in thousands)	December 31, 2024
Assets of Discontinued Operations
Inventory	$65,887
Prepaid manufacturing	4,983
Other prepaids and current assets	1,310
Total assets of discontinued operations, current	72,180
Property and equipment, net	261
Inventory, non-current	43,776
Other assets, non-current	206
Total assets of discontinued operations, non-current	44,243
Total assets of discontinued operations	$116,423

During 2024, the Company recorded $14.1 million in charges for the write-down of UDENYCA inventory that did not meet acceptance criteria which was classified in cost of goods sold of discontinued operations.

The following table presents the balance sheet classifications of assets and liabilities that were related to the Company’s biosimilar businesses but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	December 31,
(in thousands)	2025		2024
Assets
Trade receivables, net (1)	$(3,199)		$102,365
Liabilities
Accrued rebates, fees and reserves	$27,781	(2)	$163,771
Liabilities to be paid in connection with UDENYCA Sale
Accrued and other current liabilities	$—		$14,816
Other liabilities, non-current	$—		$15,667
Convertible notes (Note 8)	$—		$228,229

(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.
(2)	This balance is expected to be settled in a front-weighted fashion in 2026.

Cash flows from continuing operations and discontinued operations have been presented together in the consolidated statements of cash flows. During the year ended December 31, 2025, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on UDENYCA Sale of $338.3 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million. During the year ended December 31, 2024, operating cash flows of discontinued operations were primarily related to the adjustment for the net gain on Sale Transactions of $176.6 million and an increase in UDENYCA inventory which resulted in a net cash outflow of $15.5 million.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company is providing certain business support services including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were $2.4 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively, and were recorded as a reduction to operating expenses or in other income (expense), net in the consolidated statements of operations.

7.Collaborations and Other Arrangements

In-Licensing Agreements

Junshi Biosciences

On February 1, 2021, the Company entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody, in the United States and Canada.

Under the terms of the Collaboration Agreement, the Company paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada, an option in these territories to Junshi Biosciences’ anti-TIGIT antibody CHS-006, an option in these territories to a next-generation engineered IL-2 cytokine, and certain negotiation rights to two undisclosed preclinical immuno-oncology drug candidates. The Company became obligated to pay Junshi Biosciences a royalty in the low twenty percent range on net sales of LOQTORZI and potentially up to an aggregate $380.0 million in one-time payments for the achievement of various regulatory and sales milestones, of which $25.0 million has already been paid.

In March 2022, the Company paid $35.0 million to exercise its option to license CHS-006. Thereafter, Junshi Biosciences and the Company jointly developed CHS-006 with each party responsible for the associated development costs as set forth in the Collaboration Agreement. However, on January 10, 2024, the Company announced that it delivered a notice of termination of the TIGIT Program (as defined in the Collaboration Agreement) to Junshi Biosciences and subsequently wound down related work following the termination. Under the Collaboration Agreement, the Company retains the right to collaborate in the development of LOQTORZI and the other licensed compounds and would pay for a portion of these co-development activities. Additionally, the Company is responsible for certain associated regulatory and technology transfer costs for LOQTORZI and other licensed compounds and will reimburse Junshi Biosciences for such costs.

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

The licensing transaction and the exercise of the option were accounted for as asset acquisitions under the relevant accounting rules. During the year ended December 31, 2025, the research and development expense recognized for obligations to Junshi Biosciences, as well as the related balance sheet position as of that date, were not material. During December 31, 2024, the Company recognized a reduction in research and development expenses for the release of certain liabilities of $4.8 million pursuant to the 2nd Amendment with Junshi Biosciences. In the consolidated balance sheets as of December 31, 2024, the Company classified $12.5 million in accrued and other current liabilities, as well as $0.4 million in accounts payable, related to the co-development, regulatory and technology transfer costs related to these programs.

The accrued royalty obligation to Junshi Biosciences was $4.7 million and $1.5 million as of December 31, 2025 and 2024, respectively. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are contractually payable.

Apotex

On June 27, 2024, the Company entered into the Canada License Agreement with Apotex, pursuant to which, the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars which was classified as net revenue in the consolidated statements of operations for the year ended December 31, 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Apotex also agreed to pay the Company a low twenty percent range on future net sales of toripalimab in Canada as running royalties, which the Company subsequently pays through to Junshi Biosciences pursuant to the Collaboration Agreement. Net sales in Canada are also included in calculating sales milestones payable by the Company to Junshi Biosciences under the Collaboration Agreement, although any actual milestone payments received from Apotex are retained by the Company.

Apotex received Health Canada approval for LOQTORZI for the treatment of recurrent unresectable or metastatic nasopharyngeal cancer in October 2025. The Canada License Agreement term continues until the tenth year after the first commercial sales of toripalimab in Canada, which occurred in January 2026, subject to an extension for a subsequent ten-year term at the option of Apotex. Apotex may terminate the Canada License Agreement for any reason after a specified notice period. The Canada License Agreement will terminate automatically if the rights granted to the Company by the Collaboration Agreement are terminated, if there is a material breach that is not cured, if there are certain challenges to licensed patents by Apotex and in the case of certain insolvency events.

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

Under the A&R Adimab Agreement, the Company is obligated to make milestone payments and to pay specified fees upon the exercise of the Research Option or Commercialization Option. Upon exercise of a Research Option, the Company is obligated to pay a nominal research maintenance fee on each of the next four anniversaries of the exercise. Upon the exercise of each Commercialization Option, the Company will be required to pay an option exercise fee of a low seven-digit dollar amount, and the Company may be responsible for remaining potential milestone payments up to an aggregate of $10.5 million for each licensed product that receives marketing approval. For any licensed product that is commercialized, the Company is obligated to pay Adimab tiered royalties of a low to mid single-digit percentage on worldwide net sales of such product. The Company may also partially exercise a Commercialization Option with respect to ten antibodies against a biological target by paying 65% of the option fee and later either (i) paying the balance and choosing additional antibodies for commercialization, up to the maximum number under the Commercialization Option, or (ii) foregoing the Commercialization Option entirely. For any Adimab diagnostic product that is used with or in connection with any compound or product other than a licensed antibody or licensed product, the Company is obligated to pay Adimab up to a low seven digits in regulatory milestone payments and low single-digit royalties on net sales. No additional payment is due with respect to any companion diagnostic or any diagnostic product that does not contain any licensed antibody.

Vaccinex License Agreement

On March 23, 2021, Surface and Vaccinex entered into the Vaccinex License Agreement which provides the Company a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit Vaccinex Licensed Products, including the antibody tagmokitug, targeting CCR8. Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product.

The Company is responsible for all costs and expenses of such development, manufacturing and commercialization. Vaccinex is eligible to receive potential remaining milestones up to $2.0 million based on achievement of certain clinical milestones, excluding a $1.0 million milestone payment accrued at December 31, 2025, and up to $11.5 million based on achievement of certain regulatory milestones per Vaccinex Licensed Product, and low single-digit royalties on global net sales of any approved licensed products.

As of December 31, 2025, the Company has accrued a $1.0 million milestone payment to Vaccinex related to the achievement of a clinical milestone, which was paid in January 2026. Any additional milestone payments and royalties under the Vaccinex License Agreement are contingent upon the achievement of future development, regulatory, or commercial events and will be recorded if and when it becomes probable that a milestone will be achieved, or when royalties are contractually payable.

GSK Agreement

In December 2020, Surface entered into the GSK Agreement. Pursuant to the GSK Agreement, Surface granted GSK a worldwide exclusive, sublicensable license to develop, manufacture and commercialize antibodies that target PVRIG, including the antibody GSK4381562 (the “Licensed Antibodies”). GSK was responsible for the development, manufacturing and commercialization of the Licensed Antibodies and a joint development committee was formed to facilitate information sharing. GSK was responsible for all costs and expenses of such development, manufacturing and commercialization and was obligated to provide us with updates on its development, manufacturing and commercialization activities through the joint development committee. In March 2022, Surface earned a $30.0 million milestone payment from GSK upon the dosing of the first patient in the Phase 1 trial of GSK4381562. GSK terminated the GSK Agreement effective December 16, 2025, and the Company recorded a net charge of $1.6 million in selling, general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2025 (see Note 5. Balance Sheet Components). Coherus has elected not to pursue further development of the Licensed Antibodies.

Memorial Sloan Kettering Cancer Center License Agreement

In November 2020, Surface entered into a license agreement (the “MSK Agreement”) with Memorial Sloan Kettering Cancer Center (“MSK”). Under the agreement, MSK granted the Company a non-exclusive license to certain U.S. patent rights relating to methods of treating cancer with CCR8 antibodies to research, develop, make, use, sell, offer for sale, and import CCR8 antibodies intended to treat cancer. Under the MSK Agreement, each of the CCR8 antibodies is a licensed product and the Company may be responsible for remaining potential milestone payments up to an aggregate of $7.2 million for each licensed product, as well as reimburse MSK for a portion of past and future patent-related expenses. For any licensed product that is commercialized, the Company is obligated to pay MSK a low single-digit percentage royalty on net U.S. sales of such product.

The MSK Agreement will remain in effect on a licensed product-by-licensed product basis until the later of when there is no longer a valid patent claim covering the composition, manufacture or use of such licensed product or ten years from the date of first commercial sale of such licensed product in the U.S. The Company may terminate the MSK Agreement for any reason with thirty days prior written notice to MSK. MSK may terminate the MSK Agreement immediately upon written notice if the Company is convicted of a felony relating to the manufacture, use or sale of a licensed product anywhere the Company may manufacture, use or sell the licensed product, or, with a specified notice period, in the event of our insolvency, bankruptcy, or cessation of business operations. MSK may also terminate the MSK Agreement for nonpayment of any fees, milestones or royalties if such payment(s) remain past due for a specified period of time, and for an uncured material breach.

As of December 31, 2025, the Company has accrued an immaterial milestone payment to MSK related to the achievement of a milestone. Any additional milestone payments under the applicable agreement are contingent upon the achievement of future events and will be recorded if and when it becomes probable that a milestone will be achieved.

8.Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,609)	$37,051	$37,051	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

	At December 31, 2024
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,962)	$36,698	$36,698	Level 2*
2026 Convertible Notes	$230,000	$(1,771)	$228,229	$223,100	Level 2**

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

The 2029 Term Loan is secured by a lien on substantially all of the assets of the Company, including intellectual property, subject to customary exclusions and exceptions. The 2029 Loan Agreement contains customary representations and warranties, covenants and events of default, including a financial covenant that commenced on the 2029 Term Loan Effective Date, which requires the Company to maintain certain levels of cash and cash equivalents. As of December 31, 2025, the Company was in full compliance with these covenants, and there were no events of default under the 2029 Term Loan.

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

Interest expense on the 2029 Term Loan was $5.1 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, and is classified within continuing operations on the consolidated statements of operations.

Assuming the fourth quarter of 2025 interest rate of 12.0%, future payments on the 2029 Term Loan are as follows:

Year ending December 31, (in thousands)
2026 - interest only	$4,704
2027 - interest only	4,704
2028 - interest only	4,717
2029 - principal and interest	40,297
Total minimum payments	54,422
Less amount representing interest	(15,762)
2029 Term Loan, gross	38,660
Less unamortized debt discount and debt issuance costs	(1,609)
Net carrying amount of 2029 Term Loan	$37,051

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into the Revenue Purchase and Sale Agreement with Coduet Royalty Holdings, LLC, as administrative agent, and the Purchaser Group. Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Revenue Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Revenue Purchase Price allocated to each product. The Company may also buy out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Revenue Purchase Price. The proceeds from the Revenue Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans. On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement (the “UDENYCA Buy-out”).

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of December 31, 2025.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Revenue Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method, and the effective interest rate was 27.6% for the LOQTORZI portion at December 31, 2025. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. For details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

	December 31,
(in thousands)	2025	2024
Revenue participation liability	$16,524	$37,994
Less: unamortized discount and issuance costs	(2,496)	(9,251)
Net carrying value	$14,028	$28,743

The following table summarizes the activity within the revenue participation liability:

(in thousands)
Proceeds from sale of future royalties on May 8, 2024	$37,500
Portion of proceeds allocated to the embedded derivative	(9,202)
Issuance costs	(1,391)
Royalty payments	(5,334)
Interest expense recognized(1)	7,170
Revenue participation liability at December 31, 2024	28,743
Royalty payments	(3,234)
Interest expense recognized(1)	5,802
Portion derecognized in connection with the UDENYCA Buy-out	(17,283)
Revenue participation liability at December 31, 2025	$14,028
(1)	For the years ended December 31, 2024 and 2025, $4.7 million and $1.9 million related to UDENYCA, respectively, and has been presented within discontinued operations. The remaining $2.5 million and $3.9 million for the years ended December 31, 2024 and 2025, respectively, was reflected in continuing operations.

Classification on the consolidated balance sheets is as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Revenue participation liability, current	Accrued and other current liabilities	$—	$1,148
Revenue participation liability, non-current	Other liabilities, non-current	14,028	27,595
Net carrying value		$14,028	$28,743

2027 Term Loan

The Company entered into a loan agreement in January 2022 (as amended, the “2027 Loan Agreement”) with BioPharma Credit, PLC and the 2027 Lenders that provided for a senior secured term loan facility, of which $250.0 million was funded. During 2024, the 2027 Term Loans accrued interest at 8.25% plus the sum (the “Adjusted Term SOFR”) of three-month SOFR and 0.26161% per annum, with a floor on Adjusted Term SOFR of 1.0%.

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

On May 8, 2024, in connection with entering into the 2029 Term Loan and the Revenue Purchase and Sale Agreement, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2027 Term Loans. The May 8, 2024 payoff amount of $79.6 million included principal repayment in full, accrued interest, a 3.0% prepayment premium fee of the principal amount, a make-whole interest payment and lender fees. During the year ended December 31, 2024, the Company recorded a $12.6 million loss on debt extinguishment in the consolidated statements of operations for continuing operations for the payoff of the 2027 Term Loans, which included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, the make-whole interest payment, and lender fees.

The following table summarizes interest expense for the 2027 Term Loans and the dates when principal was repaid:

(in thousands)	Year Ended	Principal	Date Principal
Statement of Operations Classification	December 31, 2024	Amount Repaid	was Repaid
Discontinued Operations	$6,878	$175,000	April 1, 2024
Continuing Operations	$4,315	$75,000	May 8, 2024

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

The 2026 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the Indenture for the 2026 Convertible Notes). As of December 31, 2025, the Company was in full compliance with these covenants, and there were no events of default under the 2026 Convertible Notes.

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. As of December 31, 2025, the outstanding principal amount of the 2026 Convertible Notes was $0.1 million and consisted of the remaining notes that were not tendered for repurchase. In connection with the repurchases, the Company recorded a $4.7 million loss on debt extinguishment which is classified within discontinued operations in the consolidated statements of operations. The charge in the year ended December 31, 2025, included the write-off of the remaining debt discount and debt issuance costs and related transaction fees.

The annual effective interest rate is 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024
Stated coupon interest	$1,072	$3,450
Amortization of debt discount and debt issuance costs	423	1,341
Total interest expense	$1,495	$4,791

9.	Commitments and Contingencies

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture its supply of products. As of December 31, 2025, the Company’s non-cancelable purchase commitments under the terms of its agreements are $8.1 million for the year ended December 31, 2026.

In connection with the divestiture of the UDENYCA Business, the Company retained certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, the Company may be required to reimburse Accord for the cost of replacing certain inventory in specified circumstances. The Company’s maximum potential exposure under this obligation is approximately $5.9 million. As of December 31, 2025, no amounts have been recorded in the consolidated financial statements related to this matter, as the likelihood of incurring a loss is not considered probable. The Company will continue to evaluate this matter each reporting period and record a liability if and when it becomes probable that a loss has been incurred and the amount can be reasonably estimated.

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

In late April of 2022, the Company received a demand letter from Zinc Health Services, LLC (“Zinc”) asserting that Zinc was entitled to approximately $14.0 million from the Company for claims related to certain sales of UDENYCA from October 2020 through December 2021. No legal proceeding has been filed in connection with the claims in the letter. As of December 31, 2024, the Company had recorded $6.4 million in accrued rebates, fees, and reserves on the consolidated balance sheets associated with this matter. With the statute of limitations now expired, no liability related to these claims was recorded as of December 31, 2025. Loss contingencies are inherently unpredictable, the assessment is highly subjective and requires judgments about future events and unfavorable developments or resolutions can occur. The Company regularly reviews litigation matters to determine whether its accrual is adequate. The amount of ultimate loss may differ materially from the Company’s estimates.

Other than the matter in connection with the demand letter described in this Note 9. Commitments and Contingencies, there are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.Leases

The Company leases approximately 27,532 square feet of office space for its corporate headquarters in Redwood City, California under a lease agreement that expires in September 2027. The Company also leases approximately 25,017 square feet for its laboratory facilities in Camarillo, California. This lease commenced in January 2020, terminates in May 2027 and contains a one-time option to extend the lease term for five years. Both facility leases provide for certain limited rent abatement and annual scheduled rent increases over their respective lease terms.

The Company determined that the above facility leases were operating leases. No options to extend the lease terms were included as part of the right-of-use assets or lease liabilities as it was not reasonably certain the Company would exercise those options.

Supplemental information related to the Company’s operating leases is as follows:

(in thousands)		December 31,
Assets	Balance Sheet Classification	2025	2024
Operating leases	Other assets, non-current	$2,953	$4,518
Total leased assets		$2,953	$4,518
Liabilities
Operating lease liabilities, current	Accrued and other current liabilities	$1,828	$1,691
Operating lease liabilities, non-current	Lease liabilities, non-current	1,457	3,286
Total operating lease liabilities		$3,285	$4,977

Other information related to lease term and discount rate for our operating leases is as follows:

	December 31,
Operating leases	2025	2024
Weighted-Average Remaining Lease Term	1.7 years	2.7 years
Weighted-Average Discount Rate	12.1%	11.9%

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Finance lease cost
Amortization of right-of-use assets	$—	$225
Interest on lease liabilities	—	24
Total finance lease cost	—	249
Operating lease cost	2,066	2,066
Total lease cost	2,066	2,315
Less: Finance lease cost from discontinued operations	—	(210)
Total lease cost from continuing operations	$2,066	$2,105

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,192	$2,095
Operating cash flows from finance leases	$—	$24
Financing cash flows from finance leases	$—	$248

As of December 31, 2025, the maturities of the lease liabilities were as follows:

Year ending December 31, (in thousands)	Operating leases
2026	$2,126
2027	1,530
Total lease payments	3,656
Less: Imputed interest	(371)
Lease liabilities	$3,285

11.Stockholders’ Equity (Deficit)

Sales Agreement

On November 8, 2022, the Company entered into a Sales Agreement, as amended, with TD Cowen, pursuant to which (and subject to applicable law) the Company may issue and sell from time to time up to $92.5 million of its common stock, including the common stock already sold, through or to TD Cowen as the Company’s sales agent or principal under the Sales Agreement. As of December 31, 2025, the Company had approximately $64.9 million of its common stock remaining available for sales under the Sales Agreement.

The following table summarizes information regarding settlements of shares under the Sales Agreement:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Number of common stock shares sold during the period	—	650,005
Weighted-average price per share	$—	$2.44
Gross proceeds	$—	$1,589
Less commissions and fees	—	(40)
Net proceeds after commissions and fees	$—	$1,549

Private Placement

On October 21, 2025, the Company sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock (the “PIPE Shares”) and (ii) the PIPE Warrants to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate gross purchase price of $8.0 million (collectively, the “Private Placement”). The PIPE Warrants may be exercised at any time on or before October 21, 2030, and there have been no exercises as of December 31, 2025. The PIPE Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

12.Stock-Based Compensation and Employee Benefits

Equity Incentive Plans

In October 2014, the Company’s board of directors and its stockholders adopted the 2014 Equity Incentive Award Plan (the “Original 2014 Plan”), which became effective upon the closing of the Company’s IPO on November 6, 2014. The Original 2014 Plan was subject to automatic annual increases in the number of shares available for issuance on the first business day of each fiscal year equal to four percent (4%) of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by the Company’s board of directors with 2024 being the last calendar year with an automatic annual increase under the Original 2014 Plan. The Original 2014 Plan was amended and restated effective May 29, 2024 as the 2014 Plan with amendments that included an additional 7,000,000 shares reserved for issuance over the existing share reserve and certain other changes to the Original 2014 Plan. Additionally, the evergreen provision has been removed from the 2014 Plan such that any increase in the total number of shares of common stock that may be issued must be approved by stockholders. All shares remaining under the Company’s 2010 Equity Incentive Stock Plan (the “2010 Plan”) were transferred to the Original 2014 Plan upon adoption and any additional shares that would otherwise return to the 2010 Plan as a result of forfeiture, termination or expiration of the awards return to the 2014 Plan. The 2014 Plan enables the Company to grant shares and/or options to purchase shares of common stock to employees, directors, consultants and other service providers. While the 2014 Plan allows for non-qualified or incentive stock options, primarily all option grants made since June 2016 have been for non-qualified stock options. Under the 2010 Plan, no awards have been issued since 2014, and there were no shares of common stock available for future issuance as of December 31, 2025. There were 5,683,408 shares of common stock available for future issuance as of December 31, 2025 under the 2014 Plan.

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

In 2024, the Company granted a total of 2,622,500 PSOs to its Chief Executive Officer and certain other senior officers. The PSOs had a term of ten years and 1,982,500 PSOs included performance-based vesting conditions tied to commercial, clinical and strategic milestones (the “Performance Condition PSOs”) and 640,000 PSOs included performance-based vesting conditions tied to total shareholder return during specified periods (the “Market Condition PSOs”).

The fair value of each Performance Condition PSO was estimated on the grant date, using the Black-Scholes model. Expense has been recognized only when the performance condition is considered probable of being achieved and is recognized over the period from the grant date through the time the milestone is expected to be achieved. The fair value of each Market Condition PSO was estimated on the grant date using a Monte Carlo simulation model and expense has been recognized over the requisite service period.

The following table summarizes option activity from December 31, 2024 through December 31, 2025:

	Options
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number of	Average	Contractual Terms	Value
	Options	Exercise Price	(Years)	(in thousands)
Outstanding at December 31, 2024	28,705,110	$10.10
Granted - at fair value	6,257,000	$1.23
Exercised	(35,500)	$0.77
Forfeited/Canceled	(5,677,197)	$13.33
Outstanding at December 31, 2025	29,249,413	$7.59	5.7	$2,330
Exercisable at December 31, 2025	18,237,402	$10.91	4.3	$435

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable.

A summary of the options outstanding and exercisable as of December 31, 2025 is as follows:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
			Number	Contractual Terms	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price
$0.75	-	$1.47	5,112,300	8.8	$0.97	712,021	$0.81
$1.52	-	$2.41	6,230,461	7.5	$1.94	1,685,611	$1.93
$2.59	-	$5.44	5,020,846	6.2	$3.87	3,425,135	$4.19
$5.86	-	$12.37	4,971,503	3.7	$10.36	4,539,701	$10.44
$12.44	-	$17.58	4,959,964	3.4	$15.30	4,920,595	$15.31
$17.60	-	$30.98	2,954,339	3.2	$19.63	2,954,339	$19.63
			29,249,413	5.7	$7.59	18,237,402	$10.91

Additional information on options is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2025	2024
Total intrinsic value of options exercised	$18	$110
Total grant date fair value of options vested	$15,891	$22,778
Weighted-average grant date fair value per share of options granted	$0.86	$1.49

As of December 31, 2025, unrecognized stock-based compensation expense related to unvested stock options was $10.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs from time to time primarily to its employees. The fair value of each RSU is the closing price of the Company’s common stock on the date of grant. RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The Company’s RSUs generally vest over one to three years from the applicable grant date, provided the employee remains continuously employed with the Company. No RSU’s were issued in 2025.

The following table sets forth the summary of RSU activity:

	RSUs Outstanding
		Weighted-Average
	Number of	Grant Date Fair
	RSUs	Value
Balances at December 31, 2024	768,237	$10.79
RSUs granted	—	$—
RSUs vested	(528,673)	$11.59
RSUs canceled	(51,007)	$9.01
Balances at December 31, 2025	188,557	$9.02

Additional information on RSUs is summarized as follows:

	Year Ended December 31,
(in thousands, except weighted-average grant-date fair value per share)	2025	2024
Total grant date fair value of RSUs vested	$6,125	$15,101
Total grant date fair value of RSUs granted	$—	$4,408
Weighted-average grant-date fair value per share of RSUs granted	$—	$2.23

As of December 31, 2025, unrecognized stock-based compensation expense related to unvested RSUs was immaterial, with a remaining recognition period of one month.

Employee Stock Purchase Plan

In October 2014, the Company’s board of directors and its stockholders approved the establishment of the ESPP. The ESPP provided for annual increases in the number of shares available for issuance on January 1, equal to the lesser of one percent (1%) of the number of shares of the Company’s common stock outstanding as of such date or a number of shares as determined by the Company’s board of directors. In June 2025, the stockholders approved an amendment to the ESPP to (1) remove the evergreen provision to prevent future automatic increases to shares reserved for issuance under the ESPP, and (2) reserve an additional 1,500,000 shares for issuance under the Amended ESPP over the existing share reserve under the plan. The ESPP had 2,646,662 shares of common stock available for future issuance as of December 31, 2025. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The offering periods of the ESPP are six-month periods commencing on each May 16 and November 16. As of December 31, 2025, the unrecognized compensation expense associated with the ESPP was immaterial and was expected to be recognized over a weighted-average period of 4.5 months.

Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s consolidated statements of operations related to employees and nonemployees:

	Year Ended December 31,
(in thousands)	2025	2024
Cost of goods sold (1)	$376	$1,070
Research and development	6,126	8,643
Selling, general and administrative	10,464	18,089
Stock-based compensation subtotal	16,966	27,802
Less: Stock-based compensation from discontinued operations	(647)	(1,682)
Total stock-based compensation expense from continuing operations	$16,319	$26,120

Total stock-based compensation expense capitalized into inventory	$319	$1,407

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

Valuation Assumptions of Awards Granted to Employees

The Company estimated the fair value of each stock option and awards granted under the ESPP on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of the awards during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Expected term (years)
Stock options	6.4	5.7
ESPP	0.5	0.5
Expected volatility
Stock options	76%	67%
ESPP	94%	88%
Risk-free interest rate
Stock options	4.23%	3.97%
ESPP	4.08%	4.94%
Expected dividend yield
Stock options	—%	—%
ESPP	—%	—%

Expected Term: The expected term represents the period for which the stock-based awards are expected to be outstanding and is based on the options’ vesting term and contractual term, which is derived from the Company’s historical data.

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

401(k) Retirement Plan

In 2019, the Compensation Committee of the Board approved the Company’s matching of employee contributions towards their individual 401(k) Plans whereby eligible employees may elect to contribute up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit allowable under Internal Revenue Service regulations. The Company makes matching contributions of 100% of the first 4% of eligible compensation that an employee contributes to his or her 401(k) plan, up to a maximum of $7,500 each year. The Company recorded compensation expense in continuing operations related to the match of $0.9 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

13.Income Taxes

The components of loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$(183,124)	$(215,394)
Foreign	—	—
Total	$(183,124)	$(215,394)

No income tax provision or benefit was recorded for the years ended December 31, 2025 and 2024, as the Company did not generate taxable income and maintained a full valuation allowance against its deferred tax assets.

The reconciliation of the statutory United States federal income tax rate to the Company’s loss from continuing operations before income taxes reflecting the Company’s adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025		2024
(amount in thousands)	Amount	Percent	Amount	Percent
United States federal statutory income tax rate	$(38,456)	21.0%	$(45,233)	21.0%
Permanent items	(9)	—	(482)	0.2
Research and development credit	(1,573)	0.9	(4,991)	2.3
Stock-based compensation costs	12,088	(6.6)	8,965	(4.1)
Change in unrecognized tax benefit	(237)	0.1	116	(0.1)
Other	(277)	0.1	1,596	(0.7)
Change in valuation allowance	28,464	(15.5)	40,029	(18.6)
Effective income tax rate	$—	—%	$—	—%

The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2025 and 2024 consist of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$174,237	$158,090
Research and development credits	74,844	72,031
Depreciation and amortization	26,598	28,861
Stock-based compensation	18,004	26,814
Sales related accruals	5,287	39,966
Other accruals	31,622	42,537
Capitalized research and development	44,960	50,850
Total gross deferred tax assets	375,552	419,149
Valuation allowance	(368,124)	(412,833)
Total net deferred tax assets	7,428	6,316
Deferred tax liabilities:
Right-of-use asset	(656)	(1,004)
In-process research and development	(5,832)	(6,414)
Section 481(a) adjustment	(2,042)	—
Total deferred tax liabilities	(8,530)	(7,418)
Net deferred tax liabilities	$(1,102)	$(1,102)

The tax benefit of net operating losses, temporary differences and credit carry forwards is recorded as an asset to the extent that management assesses that realization is “more likely than not.” The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. As of December 31, 2025 and 2024, the Company recorded net a deferred tax liability of $1.1 million. The net deferred tax liability relates to in-process research and development that cannot be offset against the deferred tax assets. For remaining deferred tax assets, the Company has determined that it is more likely than not that its federal and state net deferred tax assets will not be realized due to the Company's history of losses and lack of other positive evidence. As a result, the Company has recorded a valuation allowance against the remaining federal and certain state net deferred tax assets as of December 31, 2025 and 2024.

The valuation allowance decreased by $44.7 million during the year ended December 31, 2025 and decreased by $10.6 million during the year ended December 31, 2024.

As of December 31, 2025, the Company had net operating loss carryforwards for federal income of $792.6 million, which will start to expire in the year 2036, and various states net operating loss carryforwards of $131.9 million, which have various expiration dates beginning in 2031.

As of December 31, 2025, the Company had federal research and development credit carryforwards for federal income tax purposes of $69.0 million, which will start to expire in the year 2031, and state research and development credit carryforwards of $31.1 million, which have no expiration date.

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

A reconciliation of the Company’s unrecognized tax benefits during 2025 and 2024 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of year	$19,247	$17,417
Additions based on tax positions related to current year	1,050	1,565
Additions (reductions) for tax positions of prior years	(280)	265
Balance at end of year	$20,017	$19,247

As of December 31, 2025 and 2024, the Company had approximately $20.0 million and $19.2 million, respectively, of unrecognized benefits, none of which would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being offset by a valuation allowance. During 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The Company has accounted for the provisions of the OBBBA in its financial statements. The changes did not impact income taxes due to its cumulative tax loss and tax effect of a full valuation allowance against those balances.

14.Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Net loss from continuing operations	$(183,124)	$(215,394)
Weighted-average common shares outstanding, basic and diluted	117,143,457	114,553,537
Net loss from continuing operations, basic and diluted	$(1.56)	$(1.88)

Net income from discontinued operations, net of tax	$351,148	$243,901
Weighted-average common shares outstanding, basic and diluted	117,143,457	114,553,537
Net income from discontinued operations, basic and diluted	$3.00	$2.13

Net income	$168,024	$28,507
Weighted-average common shares outstanding, basic and diluted	117,143,457	114,553,537
Net income per share, basic and diluted	$1.43	$0.25

For the year ended December 31, 2025, the PIPE Warrants issued in the Private Placement to purchase the Company’s common stock were included in the basic and diluted earnings per share calculation because their exercise price was non-substantive.

As the Company had discontinued operations, the Company used net loss from continuing operations as the control number to determine whether potential common shares were dilutive or anti-dilutive for purposes of reporting each of the basic and diluted net income per common share presentations above. Because there is a loss from continuing operations in each of the periods presented, the potentially dilutive shares are anti-dilutive and diluted net income (loss) per share in each of the presentations is the same as basic net income (loss) per share.

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Stock options, performance stock options and shares subject to ESPP	30,459,679	29,274,841
Restricted stock units	251,445	901,104
Shares issuable upon conversion of 2026 Convertible Notes	6,283	11,942,152
Total	30,717,407	42,118,097

The amounts in the table above exclude any shares potentially issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

15.Subsequent Events

Public Offering

On February 12, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc. as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 28,600,000 shares (the “Firm Shares”) of its common stock, par value $0.0001 per share (“Common Stock”) to the Underwriters (the “Offering”). Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, solely for the purpose of covering over-allotments, if any, to purchase up to an additional 4,290,000 shares of Common Stock (the “Optional Shares,” and together with the Firm Shares, the “Offering Shares”). The price to the public in the Offering was $1.75 per share. The Underwriters agreed to purchase the Offering Shares from the Company pursuant to the Underwriting Agreement at a price of $1.645 per share.

On February 17, 2026, the Company completed the sale and issuance of an aggregate of 28,600,000 shares of Common Stock. The Company received net proceeds of approximately $47.0 million, after deducting the Underwriters’ discounts and commissions but before estimated offering expenses payable by the Company.

Janssen Agreement

On February 4, 2026, the Company announced a clinical supply agreement with Janssen, to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with mCRPC. Under the terms of the clinical supply agreement, Janssen will provide pasritamig to the Company, and the Company will be the sponsor of the Phase 1b clinical trial. Janssen and the Company each retain all commercial rights to our respective compounds, including as monotherapy or as combination treatments.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and implement improvements as appropriate. Our goal is to ensure that our management has timely access to material information that could affect our business. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Coherus Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coherus Oncology, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherus Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 9, 2026

Item 9B.   Other Information

(b) During the three months ended December 31, 2025, neither we nor any of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on From 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information required by this Item is included in the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1††	Agreement and Plan of Merger, by and among Coherus BioSciences, Inc., Crimson Merger Sub I, Inc., Crimson Merger Sub II, LLC and Surface Oncology, Inc., dated June 15, 2023 (Form of CVR Agreement included as Exhibit A thereto)	8-K	6/16/2023	2.1

2.2††	Purchase and Sale Agreement, by and between Coherus BioSciences, Inc. and Sandoz Inc., dated January 19, 2024	8-K	1/22/2024	2.1

2.3††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Hong Kong King-Friend Industrial Company Ltd., dated as of June 26, 2024	8-K	6/27/2024	2.1

2.4††	Asset Purchase Agreement, by and between Coherus BioSciences, Inc. and Intas Pharmaceuticals Ltd., dated December 2, 2024.	8-K	12/3/2024	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/13/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	5/30/2025	3.2

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coherus BioSciences, Inc., effective as of May 29, 2025.	8-K	5/30/2025	3.1

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/24/2014	4.2

4.3	Description of Coherus’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/27/2020	4.3

4.4	Indenture, dated April 17, 2020, by and between Coherus BioSciences, Inc. and U.S. Bank National Association.	8-K	4/17/2020	4.1

4.5	Form of certificate representing the 1.5% Convertible Senior Subordinated Notes due 2026.	8-K	4/17/2020	4.1

4.6	Notice of Successor Trustee to Indenture dated February 7, 2022	10-Q	5/5/2022	4.5

4.7	First Supplemental Indenture, dated March 31, 2025, between Coherus BioSciences, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/1/2025	4.1

10.1(a)	Standard Industrial/Commercial Multi-tenant Lease-Gross, effective December 5, 2011, by and between Howard California Property Camarillo 5 and BioGenerics, Inc.	S-1	9/25/2014	10.9(a)

10.1(b)	First Amendment to Lease, effective December 21, 2013, by and between Howard California Property Camarillo 5 and Coherus BioSciences, Inc.	S-1	9/25/2014	10.9(b)

10.2(a)#	BioGenerics, Inc. 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Equity Incentive Plan, as amended.	S-1	9/25/2014	10.10(b)

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.3(a)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(b)

10.3(b)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(c)

10.3(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	11/4/2014	10.11(d)

10.4#	Coherus Oncology, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	8/7/2025	10.3

10.5#	Form of Indemnification Agreement between Coherus BioSciences, Inc. and each of its directors, officers and certain employees.	S-1/A	10/24/2014	10.13

10.6	New Office Lease, effective July 6, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.3

10.7	First Amendment, effective August 10, 2015, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	8/10/2015	10.4

10.8(a)#	Coherus Oncology, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/7/2025	10.5

10.8(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(b)

10.8(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(c)

10.8(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Coherus BioSciences, Inc. 2016 Employment Commencement Incentive Plan.	10-Q	8/9/2016	10.1(d)

10.9	Second Amendment, dated September 21, 2016, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	8-K	9/26/2016	10.1

10.10	Letter Agreement to Master Service Agreement, dated as of September 6, 2017, by and between Medpace, Inc. and Coherus BioSciences, Inc.	10-Q	11/06/2017	10.2

10.11†	Confidential Litigation Settlement Agreement and Release, dated as of April 30, 2019 between Amgen Inc. and Amgen USA Inc. (collectively “Amgen”), and Coherus BioSciences Inc.	10-Q	8/5/2019	10.1

10.12	Third Amendment, effective May 24, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.1

10.13	Fourth Amendment, effective September 4, 2019, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-Q	11/8/2019	10.2

10.14††	Form of Confirmation for Base Capped Call Transactions under the Indenture.	8-K	4/17/2020	10.1

10.15	Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-Q	5/6/2021	10.1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.16††	Letter Agreement, dated February 9, 2022, between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences, Co., Ltd.	10-Q	5/5/2022	10.1

10.17#	Executive Change in Control and Severance Plan, effective January 1, 2023.	10-Q	8/7/2025	10.6

10.18	Sales Agreement, dated as of November 8, 2022, by and between the registrant and Cowen and Company, LLC.	S-3	11/18/2022	1.2

10.19	Amendment No. 1 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC, dated May 15, 2023.	10-Q	8/2/2023	10.1

10.20	Amendment No. 2 to Sales Agreement between Coherus BioSciences, Inc. and Cowen and Company, LLC dated September 11, 2023.	10-Q	11/6/2023	10.2

10.21††	First Amended and Restated Development and Option Agreement between Adimab, LLC and Surface Oncology, Inc., dated October 3, 2018.	10-K	3/15/2024	10.31

10.22††	License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.	10-K	3/15/2024	10.34

10.23††	Amendment No. 1, dated as of August 11, 2021, to License Agreement, dated as of December 16, 2020, by and between Surface Oncology, Inc. and GLAXOSMITHKLINE INTELLECTUAL PROPERTY (No. 4) LIMITED.	10-K	3/15/2024	10.35

10.24††	Sixth Amendment, effective October 24, 2023, by and between Hudson 333 Twin Dolphin Plaza, LLC and Coherus BioSciences, Inc.	10-K	3/15/2024	10.36

10.25††	Amendment to and Waiver, dated October 25, 2023, under the Exclusive License and Commercialization Agreement, dated February 1, 2021, by and between Coherus Biosciences, Inc. and Shanghai Junshi Biosciences, Co. Ltd.	10-K	3/15/2024	10.37

10.26††	Exclusive Product License Agreement, dated March 23, 2021, by and between Vaccinex, Inc. and Surface Oncology, Inc.	10-K	3/15/2024	10.40

10.27††	Amendment No. 2 to the Exclusive License and Commercialization Agreement, as amended, as of March 13, 2024, by and between Coherus BioSciences, Inc. and Shanghai Junshi Biosciences Co., Ltd.	10-Q	5/9/2024	10.2

10.28††	Loan Agreement dated as of May 8, 2024 among Coherus BioSciences, Inc., the Guarantors, the Collateral Agent and the Lenders party thereto.	8-K/A	5/21/2024	10.1

10.29††	Revenue Participation Right Purchase and Sale Agreement dated as of May 8, 2024 between Coherus BioSciences, Inc. and Coduet Royalty Holdings, LLC.	8-K/A	5/21/2024	10.2

10.30#	Coherus Oncology, Inc. Amended and Restated 2014 Equity Incentive Award Plan.	10-Q	8/7/2025	10.2

10.31††	Omnibus Amendment to Transaction Documents dated as of June 25, 2024 among Coherus BioSciences, Inc., Coduet Royalty Holdings, LLC and Ankura Trust Company, LLC.	10-Q	8/8/2024	10.4

10.32††	Exclusive License and Distribution Agreement dated as of June 27, 2024 between Coherus BioSciences, Inc. and Apotex, Inc.	10-Q	8/8/2024	10.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.33††	Letter Agreement between Coherus BioSciences, Inc. and Paul Reider, dated as of May 8, 2025.	10-Q	8/7/2025	10.1

10.34††	Amendment No. 1 to Coherus Oncology, Inc. 2014 Employee Stock Purchase Plan.	10-Q	8/7/2025	10.4

19.1	Coherus BioSciences, Inc. Insider Trading Compliance Policy and Procedures, effective February 27, 2023.	10-K	3/15/2024	10.38

21.1	Subsidiaries of Coherus Oncology, Inc.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

97.1	Coherus BioSciences, Inc. Clawback Policy, effective December 1, 2023.	10-K	3/15/2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

COHERUS ONCOLOGY, INC.

Date: March 9, 2026	By:	/s/ Dennis M. Lanfear
	Name:	Dennis M. Lanfear
	Title:	President and Chief Executive Officer
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

/s/ Dennis M. Lanfear Dennis M. Lanfear	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2026

/s/ Bryan McMichael Bryan McMichael	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2026

/s/ Georgia Erbez Georgia Erbez	Director	March 9, 2026

/s/ Lee N. Newcomer	Director	March 9, 2026
Lee N. Newcomer

/s/ Charles W. Newton Charles W. Newton	Director	March 9, 2026

/s/ Jill O’Donnell-Tormey Jill O’Donnell-Tormey	Director	March 9, 2026

/s/ Michael Ryan Michael Ryan	Director	March 9, 2026

/s/ Ali J. Satvat Ali J. Satvat	Director	March 9, 2026

/s/ Rita Karachun Rita Karachun	Director	March 9, 2026

/s/ Mats Wahlström Mats Wahlström	Director	March 9, 2026