Form 10-Q
period 2026-03-31
Coherus Oncology, Inc.
filed 2026-05-11
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, 154,249,900 shares of the registrant’s common stock were outstanding.

COHERUS ONCOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether our available cash, cash equivalents and marketable securities, and product sales will be sufficient to fund our planned expenditures and meet our obligations in the future;

●	whether we will be able to continue to maintain or increase sales for our product LOQTORZI® (toripalimab-tpzi);

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our ability to maintain regulatory approval for our product and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of our product and product candidates for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use, and expectations regarding our ability to capture a certain percentage of those markets;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations;

●	our financial performance, including, but not limited to, projected net revenue, cost of goods sold, research and development expenses, selling and general administrative expense, and interest expense;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the likelihood of us receiving either of the $37.5 million payments we are eligible to receive as part of our divestiture of the UDENYCA franchise, depending on post-closing net sales of UDENYCA;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product and product candidates;

●	the cost, timing and outcomes of potential litigation involving our product and product candidates or other aspects of our business;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future product and product candidates;

●	our ability to compete with companies who currently are producing competitor products or will produce them in the future;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the effects of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Part II, Item 1A Risk Factors and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, before making investment decisions regarding our common stock.

●	We have a limited history of profitability, which we have not maintained and may not achieve again, and only one product that has been approved and marketed and with multiple product candidates that are not approved and still in development.
●	The commercial success of our existing product or any future products will depend upon the size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the U.S. Food and Drug Administration (“FDA”) and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product LOQTORZI faces, and our product candidates tagmokitug and casdozokitug, if approved, will face, significant competition from other immuno-oncology biologics and other treatment regimens. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act (“IRA”) and the One Big Beautiful Bill Act (the “OBBBA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, clinical and scientific personnel, our business will suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. Any adverse developments affecting the manufacturing operations of our product and product candidates, including the risks associated with transitioning our biomanufacturing processes from an offshoring business model to an onshoring business model, could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus Oncology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$115,238	$88,879
Investments in marketable securities	51,810	83,246
Trade receivables, net	22,064	17,815
TSA receivables, net	446	603
Inventory	4,825	3,172
Prepaid manufacturing	2,273	6,758
Other prepaids and current assets	9,379	6,233
Total current assets	206,035	206,706
Property and equipment, net	1,094	1,345
Inventory, non-current	9,688	—
Intangible assets, net	45,614	46,239
Other assets, non-current	3,591	4,053
Total assets	$266,022	$258,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,479	$9,915
Accrued rebates, fees and reserves	28,766	30,397
TSA payables and accrued liabilities	61,605	65,065
Accrued compensation	15,280	14,579
Accrued and other current liabilities	15,202	20,430
Total current liabilities	132,332	140,386
Term loan, non-current	37,147	37,051
Lease liabilities, non-current	954	1,457
Other liabilities, non-current	16,966	18,435
Total liabilities	187,399	197,329
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 154,217,609 and 121,154,925 at March 31, 2026 and December 31, 2025, respectively)	15	12
Additional paid-in capital	1,500,172	1,444,166
Accumulated other comprehensive loss	(268)	(195)
Accumulated deficit	(1,421,296)	(1,382,969)
Total stockholders' equity	78,623	61,014
Total liabilities and stockholders’ equity	$266,022	$258,343

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net revenue	$12,310	$7,599
Costs and expenses:
Cost of goods sold	3,814	2,653
Research and development	21,543	24,356
Selling, general and administrative	23,104	26,025
Total costs and expenses	48,461	53,034
Loss from operations	(36,151)	(45,435)
Interest expense	(2,186)	(2,150)
Other income (expense), net	1,402	187
Loss from continuing operations before income taxes	(36,935)	(47,398)
Income tax provision	—	—
Net loss from continuing operations	(36,935)	(47,398)
Net loss from discontinued operations, net of tax (Note 6)	(1,392)	(9,171)
Net loss	$(38,327)	$(56,569)

Net loss per share from continuing operations - basic and diluted	$(0.27)	$(0.41)
Net loss per share from discontinued operations - basic and diluted	$(0.01)	$(0.08)
Net loss per share - basic and diluted	$(0.28)	$(0.49)

Weighted-average number of shares used in computing net loss per share:
Basic and diluted	136,398,303	115,857,780

Comprehensive loss:
Net loss	$(38,327)	$(56,569)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(73)	—
Comprehensive loss	$(38,400)	$(56,569)

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	121,154,925	$12	$1,444,166	$(195)	$(1,382,969)	$61,014
Net loss	—	—	—	—	(38,327)	(38,327)
Issuance of common stock upon exercise of stock options	56,705	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units ("RSUs")	188,057	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(72,078)	—	(112)	—	—	(112)
Issuance of common stock under Public Offering, net of issuance costs	32,890,000	3	53,647	—	—	53,650
Stock-based compensation expense	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	(73)	—	(73)
Balances at March 31, 2026	154,217,609	$15	$1,500,172	$(268)	$(1,421,296)	$78,623

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)
Net loss	—	—	—	—	(56,569)	(56,569)
Issuance of common stock upon vesting of RSUs	474,410	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(181,742)	—	(264)	—	—	(264)
Stock-based compensation expense	—	—	5,353	—	—	5,353
Balances at March 31, 2025	115,907,216	$12	$1,424,355	$(275)	$(1,607,562)	$(183,470)

See accompanying notes.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(38,327)	$(56,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	881	1,046
Stock-based compensation expense	2,385	5,372
Loss on Sale Transactions, net (Note 6)	388	—
Change in fair value of derivatives	—	12,608
Other non-cash adjustments, net	468	858
Changes in operating assets and liabilities:
Trade receivables, net	(4,282)	50,891
Inventory	(11,312)	(22,244)
Prepaid manufacturing	4,485	188
Other prepaid, current and non-current assets	(3,071)	(5,334)
Accounts payable	2,564	13,042
Accrued rebates, fees and reserves	(1,631)	(17,129)
TSA related operating assets and liabilities, net	(3,303)	(1,836)
Accrued compensation	33	1,606
Accrued and other current and non-current liabilities	(7,164)	(8,325)
Net cash used in operating activities	(57,886)	(25,826)

Investing activities
Purchases of investments in marketable securities	(6,388)	—
Proceeds from maturities of investments in marketable securities	38,135	—
Cash paid related to the Sale Transactions (Note 6)	—	(4,719)
Milestone payment to Junshi Biosciences	—	(12,500)
Other investing activities, net	(1,092)	(267)
Net cash provided by (used in) investing activities	30,655	(17,486)

Financing activities
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,650	—
Taxes paid related to net share settlement	(112)	(264)
Other financing activities, net	52	—
Net cash provided by (used in) financing activities	53,590	(264)

Net increase (decrease) in cash, cash equivalents and restricted cash	26,359	(43,576)
Cash, cash equivalents and restricted cash at beginning of period	89,119	126,250
Cash, cash equivalents and restricted cash at end of period	$115,478	$82,674

See accompanying notes.

Coherus Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, prostate, head & neck, colorectal and other cancers. The Company’s strategy is to grow sales of LOQTORZI in Nasopharyngeal Carcinoma (“NPC”) while advancing the development of its two pipeline candidates in combination with LOQTORZI, and additionally through strategic partnerships. The Company has global rights to both clinical-stage candidates and plans to execute ex-U.S. licensing deals as the clinical data supports such transactions.

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met. Accordingly, the associated assets, liabilities, and results of operations have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Refer to Note 6. Discontinued Operations for more information.

Basis of Consolidation and Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.

Beginning in the first quarter of 2026, the Company changed its presentation of comprehensive loss from two separate statements to one combined statement of operations and comprehensive loss. The change affects presentation only and has no impact on comprehensive loss.

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

Royalty Revenue

Royalty revenue from licensees, which is based on sales to third parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) and is classified in other revenue within net revenue. In arrangements where the Company acts as an agent, these transactions are recognized on a net basis in the Company's condensed consolidated statements of operations.

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

2.        Revenue

The Company launched LOQTORZI in January 2024. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States. The Company’s net revenue from continuing operations was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
LOQTORZI	$11,803	$7,348
Other revenue	507	251
Total net revenue	$12,310	$7,599

For continuing operations, gross product revenues by significant Customers as a percentage of total gross product revenues were as follows:

	Three Months Ended
	March 31,
	2026	2025
McKesson Corporation	37%	46%
Cencora, Inc.	42%	33%
Cardinal Health, Inc.	20%	20%

Product Sales Discounts and Allowances

Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the condensed consolidated balance sheets.

In connection with the sales of the CIMERLI ophthalmology franchise and the YUSIMRY franchise in 2024 and the UDENYCA franchise in 2025, the Company retained and continued to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI, June 26, 2024 for YUSIMRY and April 11, 2025 for UDENYCA.

Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) for CIMERLI, the Company’s Transition Services Agreement (the “YUSIMRY TSA”) with Hong Kong King-Friend Industrial Company Ltd. (“HKF”) for YUSIMRY and the Company’s Transition Services Agreement with Intas Pharmaceuticals Ltd. (“Intas”) (the “UDENYCA TSA” and, together with the CIMERLI TSA and the YUSIMRY TSA, collectively the “TSA” or the “TSAs”) for UDENYCA are reflected within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets and are excluded from the below table (see Note 6. Discontinued Operations).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Three Months Ended March 31, 2026
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2025	$2,446	$20,323	$10,074	$32,843
Provision related to sales made in:
Current year	2,787	576	796	4,159
Prior years - increase (decrease)	(78)	740	228	890
Payments and customer credits issued	(3,018)	(2,926)	(1,045)	(6,989)
Balances at March 31, 2026	$2,137	$18,713	$10,053	$30,903

	Three Months Ended March 31, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current year	139,766	34,476	22,611	196,853
Prior years - increase (decrease)	797	3,545	(773)	3,569
Payments and customer credits issued	(182,426)	(47,061)	(29,927)	(259,414)
Balances at March 31, 2025	$68,915	$114,698	$33,040	$216,653

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

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. During the three months ended March 31, 2026, the fair value of the Royalty Fee Derivative Liability did not materially change. During the three months ended March 31, 2025, the Company recorded a charge of $12.6 million, for the change in estimated fair value, of which $11.8 million related to UDENYCA and was classified within discontinued operations, and $0.8 million related to LOQTORZI and was recorded in other income (expense), net on the condensed consolidated statements of operations.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$110,493	$3,945	$—	$114,438
Marketable debt securities:
U.S. treasury securities	24,444	—	—	24,444
Commercial paper and corporate notes	—	27,366	—	27,366
Total	$134,937	$31,311	$—	$166,248
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490

	Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$78,278	$1,708	$—	$79,986
Marketable debt securities:
U.S. government agency securities	3,803	—	—	3,803
U.S. treasury securities	42,303	—	—	42,303
Commercial paper and corporate notes	—	37,140	—	37,140
Total	$124,384	$38,848	$—	$163,232
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
(1)	Cash equivalents may include the following: money market funds, U.S. treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	March 31, 2026
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$110,493	$—	$—	$110,493
U.S. treasury securities	24,438	6	—	24,444
Commercial paper and corporate notes	31,310	5	(4)	31,311
Total	$166,241	$11	$(4)	$166,248

	December 31, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$78,278	$—	$—	$78,278
U.S. government agency securities	3,800	3	—	3,803
U.S. treasury securities	42,257	46	—	42,303
Commercial paper and corporate notes	38,817	31	—	38,848
Total	$163,152	$80	$—	$163,232

For the three months ended March 31, 2026 and 2025, the Company did not recognize any expected credit losses. As of March 31, 2026, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately eight months. The Company expects to collect all contractual principal and interest payments and does not intend to sell these investments before recovery of their amortized cost basis. The accrued interest receivable on available-for-sale marketable securities was immaterial at March 31, 2026 and December 31, 2025.

4.       Inventory and Prepaid Manufacturing

Inventory of $14.5 million as of March 31, 2026 consisted of $7.9 million in finished goods and $6.6 million in work in process inventory, and inventory of $3.2 million as of December 31, 2025 consisted entirely of finished goods. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of March 31, 2026, the Company had $9.7 million of non-current inventory, compared to none as of December 31, 2025.

Prior to the regulatory approval of product candidates, the Company incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of the products. Inventory costs are capitalized when future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment.  A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. During the three months ended March 31, 2026, the Company commenced the capitalization of inventory costs associated with LOQTORZI produced in the United States, as the manufacturing of the drug substance received regulatory approval and the attainment of remaining approvals is considered probable.

Prepaid manufacturing of $2.3 million as of March 31, 2026 included prepayments to contract manufacturing organizations (“CMOs”) for research and development. Prepaid manufacturing of $6.8 million as of December 31, 2025 included $4.3 million for manufacturing services of the Company’s product and $2.4 million for research and development.

5.       Balance Sheet Components

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Finite-lived assets, net of accumulated amortization of $5,625 and $5,000 as of March 31, 2026 and December 31, 2025, respectively	$19,375	$20,000
Indefinite-lived assets - in-process research and development	26,239	26,239
Total Intangible assets, net	$45,614	$46,239

Amortization expense related to finite-lived intangible assets was $0.6 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued commercial and research and development manufacturing	$2,425	$7,349
Lease liabilities, current	1,899	1,828
Accrued other	10,878	11,253
Total Accrued and other current liabilities	$15,202	$20,430

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred tax liability	$1,102	$1,102
Revenue participation liability, non-current (Note 8)	14,372	14,028
Royalty fee derivative liability, non-current (Note 3)	1,490	1,490
Other	2	1,815
Total Other liabilities, non-current	$16,966	$18,435

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. In 2025, the Company recognized a net gain on the UDENYCA Sale of $338.3 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized and transaction expenses of $10.7 million. Intas designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. The Company is eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million.

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise (the “YUSIMRY Sale”). On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz (the “CIMERLI Sale” and, together with the UDENYCA Sale and the YUSIMRY Sale, the “Sale Transactions”).

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises; therefore, the strategic shift criteria had been met and discontinued operations presentation has been included in the condensed consolidated financial statements for all periods presented.

The Company used a portion of the proceeds of the UDENYCA Sale to repay substantially all of the outstanding 2026 Convertible Notes (see Note 8. Financial Liabilities) and to buy out the right to receive royalties on net sales of UDENYCA in accordance with the Revenue Purchase and Sale Agreement, and thus the related interest expense has been presented within discontinued operations.

The following table presents a reconciliation of discontinued operations for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net revenue	$(899)	$32,134
Costs and expenses:
Cost of goods sold	55	19,349
Selling, general and administrative	50	7,178
Total costs and expenses	105	26,527
Income (loss) from operations	(1,004)	5,607
Interest expense	—	(2,997)
Loss on Sale Transactions, net	(388)	—
Other income (expense), net	—	(11,781)
Net loss from discontinued operations before income taxes	(1,392)	(9,171)
Income tax provision	—	—
Net loss from discontinued operations, net of tax	$(1,392)	$(9,171)

Net revenue from discontinued operations by product was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
UDENYCA	$(847)	$31,462
CIMERLI	(54)	629
YUSIMRY	2	43
Total net revenue from discontinued operations	$(899)	$32,134

For the three months ended March 31, 2026, net revenue was primarily driven by changes in provisions related to sales made in prior years.

Assets of discontinued operations were entirely derecognized as of April 11, 2025.

The following table presents the balance sheet classifications of assets and liabilities that were related to the Company’s biosimilar businesses but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	March 31,		December 31,
(in thousands)	2026		2025
Assets
Trade receivables, net (1)	$(87)		$(3,199)
Liabilities
Accrued rebates, fees and reserves	$26,131	(2)	$27,781
(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.
(2)	This balance is expected to be settled in a front-weighted fashion over the remainder of 2026 and into 2027.

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the three months ended March 31, 2026, operating cash flows from discontinued operations primarily reflected $3.3 million of payments for TSA related operating assets and liabilities, net. During the three months ended March 31, 2025, operating cash flows from discontinued operations were primarily due to an increase in inventory of $22.9 million, partially offset by the $11.8 million change in fair value for the UDENCYA portion of the Royalty Fee Derivative Liability.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company has been providing certain business support services including billings, collections, and the remittance of rebates, to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were immaterial for the three months ended March 31, 2026 and 2025 and were recorded as a reduction to operating expenses or in other income (expense), net in the condensed consolidated statements of operations.

7.       Collaborations and Other Arrangements

In-Licensing Agreement

Junshi Biosciences

The research and development expense recognized for obligations to Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) for the three months ended March 31, 2026 and 2025 was not material. The accrued royalty obligation to Junshi Biosciences was $2.4 million and $4.7 million as of March 31, 2026 and December 31, 2025, respectively. The additional milestone payments, option fee for the IL-2 cytokine and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are contractually payable.

In March 2024, the Company entered into an Amendment No. 2 (the “2nd Amendment”) to the Exclusive License and Commercialization Agreement (the “Collaboration Agreement”) with Junshi Biosciences. Under the terms of the 2nd Amendment, the $25.0 million milestone payment was split into two installments of $12.5 million each, one that was paid in the second quarter of 2024 and one that was paid in January of 2025.

Apotex

On June 27, 2024, the Company entered into the Canada License Agreement with Apotex, pursuant to which the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada. Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars in 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Apotex also agreed to pay the Company a low twenty percent range royalty on future net sales of toripalimab in Canada, which the Company subsequently pays through to Junshi Biosciences pursuant to the Collaboration Agreement. Accordingly, because the Company acts as an agent, these transactions are recognized on a net basis in the Company’s condensed consolidated statements of operations. Net sales in Canada are also included in calculating sales milestones payable by the Company to Junshi Biosciences under the Collaboration Agreement, although any actual milestone payments received from Apotex are retained by the Company.

Apotex received Health Canada approval for LOQTORZI for the treatment of recurrent unresectable or metastatic nasopharyngeal cancer in October 2025. The Canada License Agreement continues until the tenth anniversary of the first commercial sale of toripalimab in Canada, which occurred in January 2026, and is subject to a ten-year extension at the option of Apotex. Apotex may terminate the Canada License Agreement for convenience following a specified notice period. Additionally, the agreement terminates automatically upon the termination of the underlying Collaboration Agreement, an uncured material breach, certain patent challenges by Apotex, or specific insolvency events.

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

The Company is responsible for all costs and expenses to the development, manufacturing and commercialization of Vaccinex Licensed Products. Vaccinex is eligible to receive up to $2.0 million in remaining clinical milestone payments (excluding the $1.0 million milestone that was accrued as of December 31, 2025), and up to $11.5 million in regulatory milestones per Vaccinex Licensed Product, and low single-digit royalties on global net sales of any approved licensed products.

During the quarter ended March 31, 2026, the Company paid a $1.0 million milestone payment to Vaccinex related to the achievement of a clinical milestone. Any additional milestone payments and royalties under the Vaccinex License Agreement are contingent upon the achievement of future development, regulatory, or commercial events and will be recorded if and when it becomes probable that a milestone will be achieved, or when royalties are contractually payable.

Janssen Agreement

On February 4, 2026, the Company announced a clinical supply agreement with Janssen Research & Development, LLC (“Janssen”), to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer (“mCRPC”). Under the terms of the clinical supply agreement, Janssen will provide pasritamig to the Company, and the Company will be the sponsor of the Phase 1b clinical trial. Janssen and the Company each retain all commercial rights to their respective compounds, including as monotherapy or as combination treatments. The pasritamig combination study is expected to initiate in the fall.

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including the level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At March 31, 2026
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,513)	$37,147	$37,147	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

	At December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,609)	$37,051	$37,051	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximates their fair value.
**

The fair value is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes is not considered to be an active market, the estimated fair value is based on Level 2 inputs.

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility for up to $38.7 million (the “2029 Term Loan”) and received proceeds, net of the original issuance discount, of $37.5 million. The net proceeds were used by the Company as part of the full repayment of the $250.0 million aggregate principal amount of the senior secured term loan facility that the Company entered into on January 5, 2022 (as amended, the “2027 Term Loans”).

The 2029 Term Loan matures on May 8, 2029. The amount borrowed under the 2029 Term Loan accrues interest equal to 8.0%, plus a three-month SOFR rate per annum. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The loan agreement, by and among the Company, Ankura Trust Company, LLC and the lenders signatory thereto (the “2029 Loan Agreement”), contains certain covenants, and the Company was in full compliance with no events of default as of March 31, 2026.

Interest expense on the 2029 Term Loan was $1.2 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

Revenue Purchase and Sale Agreement

On May 8, 2024, concurrent with the 2029 Term Loan, the Company entered into the Revenue Purchase and Sale Agreement with Conduet Royalty Holdings, LLC, as administrative agent, and the Purchaser Group. Under the terms of the Revenue Purchase and Sale Agreement, the Purchaser Group paid the Company $37.5 million, subject to certain conditions at closing (the “Revenue Purchase Price”). In exchange, the Company sold to the Purchaser Group a right to receive 5.0% of U.S. net sales of UDENYCA and LOQTORZI with respect to a specified threshold applicable to UDENYCA net sales and a specified threshold applicable to LOQTORZI net sales during an applicable year and 0.5% of U.S. net sales of UDENYCA and LOQTORZI that exceeded the specified threshold during that year (the “Revenue Payment”) for each calendar quarter commencing May 8, 2024. The Purchaser Group’s right to receive the Revenue Payment terminates and the Company no longer has the obligation to pay Revenue Payments once the Purchaser Group receives the amount equal to 2.25 times the Revenue Purchase Price allocated to each product. The Company may also buy out the Purchaser Group’s rights to receive the Revenue Payments by triggering certain conditions and paying the Purchaser Group the unpaid portion of the 2.25 multiple on the Revenue Purchase Price. The proceeds from the Revenue Purchase Price were used by the Company as part of the full repayment of the 2027 Term Loans. On April 15, 2025, the Company paid $47.7 million to buy out the Purchaser Group’s right to receive the Revenue Payments with respect to UDENYCA in accordance with the Revenue Purchase and Sale Agreement (the “UDENYCA Buy-out”).

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of March 31, 2026.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Revenue Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method, and the effective interest rate was 27.4% for LOQTORZI portion at March 31, 2026. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. For additional details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Revenue participation liability	$16,698	$16,524
Less: unamortized discount and issuance costs	(2,326)	(2,496)
Net carrying value(1)	$14,372	$14,028
(1)	Included in other liabilities, non-current.

The following table summarizes the activity within the revenue participation liability for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at January 1	$14,028	$28,743
Royalty payments	(618)	(1,810)
Interest expense recognized(1)	962	2,642
Balance at March 31	$14,372	$29,575
(1)	For the three months ended March 31, 2026, $1.0 million is presented in continuing operations. For the three months ended March 31, 2025, $1.7 million related to UDENYCA is presented within discontinued operations, with the remaining $0.9 million included in continuing operations.

1.5% Convertible Senior Subordinated Notes due 2026

In April 2020, the Company issued and sold $230.0 million aggregate principal amount of its 1.5% Convertible Senior Subordinated Notes due 2026 (the “2026 Convertible Notes”). The 2026 Convertible Notes accrued interest at a rate of 1.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and matured on April 15, 2026.

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020, between the Company and U.S. Bank Trust Company, National Association, as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest.

As of March 31, 2026, the outstanding principal amount of the 2026 Convertible Notes was $0.1 million, representing notes not tendered for repurchase, which were fully repaid in April 2026.

The annual effective interest rate was 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Stated coupon interest	$—	$863
Amortization of debt discount and debt issuance costs	—	340
Total interest expense	$—	$1,203

9.       Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture products. As of March 31, 2026, the Company’s non-cancelable purchase commitments are $3.4 million for the year ended December 31, 2026.

In connection with the divestiture of the UDENYCA Business, the Company has certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, the Company may be required to pay Accord for replacing certain inventory in specified circumstances. The Company’s maximum potential exposure under this obligation is approximately $5.9 million. As of March 31, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. The Company will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company has not received any material claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company assesses the likelihood of any adverse judgments or related claims, as well as ranges of probable losses. In the cases where the Company believes that a reasonably possible or probable loss exists, it will disclose the facts and circumstances of the claims, including an estimate range, if possible.

Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or that any of the Company or its subsidiaries' property is subject.

10.       Stockholders’ Equity (Deficit)

Sales Agreement

On November 8, 2022, the Company entered into a Sales Agreement, as amended, with Cowen and Company, LLC (“TD Cowen”), pursuant to which (and subject to applicable law) the Company may issue and sell from time to time up to $92.5 million of its common stock, including the common stock already sold, through or to TD Cowen as the Company’s sales agent or principal under the Sales Agreement. There were no shares sold under the Sales Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had approximately $64.9 million of its common stock remaining available for sales under the Sales Agreement.

Private Placement

On October 21, 2025, the Company sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock (the “PIPE Shares”) and (ii) warrants (the “PIPE Warrants”) to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million (collectively, the “Private Placement”) and net proceeds were $7.9 million. The PIPE Warrants may be exercised at any time on or before October 21, 2030. There was no exercise activity during the first quarter of 2026, and all PIPE Warrants remained outstanding as of March 31, 2026. The PIPE Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

The Company determined that the PIPE Warrants issued to investors are indexed to its own stock and meet the requirements for equity classification. Accordingly, the fair value of the PIPE Warrants was recorded as a component of additional paid-in capital within stockholders’ equity and is not subject to subsequent remeasurement.

Public Offering

On February 12, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc. as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 28,600,000 shares (the “Firm Shares”) of its common stock, par value $0.0001 per share (“Common Stock”) to the Underwriters (the “Public Offering”). Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, solely for the purpose of covering over-allotments, if any, to purchase up to an additional 4,290,000 shares of Common Stock (the “Optional Shares,” and together with the Firm Shares, the “Offering Shares”). The price to the public in the Public Offering was $1.75 per share. The Underwriters agreed to purchase the Offering Shares from the Company pursuant to the Underwriting Agreement at a price of $1.645 per share.

During the quarter ended March 31, 2026, the Company completed the sale and issuance of 32,890,000 Offering Shares, which included all the Underwriters’ Optional Shares. The Company received net proceeds of $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.

11.       Stock-Based Compensation

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and non-employees:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cost of goods sold (1)	$4	$262
Research and development	635	1,710
Selling, general and administrative	1,746	3,400
Stock-based compensation subtotal	2,385	5,372
Less: Stock-based compensation from discontinued operations	—	(326)
Total stock-based compensation expense from continuing operations	$2,385	$5,046

Total stock-based compensation expense capitalized into inventory	$33	$243

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
Net loss from continuing operations	$(36,935)	$(47,398)
Weighted-average common shares outstanding, basic and diluted	136,398,303	115,857,780
Net loss per share from continuing operations, basic and diluted	$(0.27)	$(0.41)

Net loss from discontinued operations, net of tax	$(1,392)	$(9,171)
Weighted-average common shares outstanding, basic and diluted	136,398,303	115,857,780
Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.08)

Net loss	$(38,327)	$(56,569)
Weighted-average common shares outstanding, basic and diluted	136,398,303	115,857,780
Net loss per share, basic and diluted	$(0.28)	$(0.49)

For the three months ended March 31, 2026, the PIPE Warrants issued in the Private Placement to purchase the Company’s common stock were included in the basic and diluted earnings per share calculation because their exercise price was non-substantive.

As the Company had discontinued operations, the Company used net loss from continuing operations as the control number to determine whether potential common shares were dilutive or anti-dilutive for purposes of reporting each of the basic and diluted net loss per common share presentations above. Because there is a loss from continuing operations in each of the periods presented, the potentially dilutive shares are anti-dilutive and diluted net loss per share in each of the presentations is the same as basic net loss per share.

The following outstanding dilutive potential shares were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Stock options, performance stock options and shares subject to ESPP	31,784,937	31,070,766
Restricted stock units	1,226,227	364,521
Shares issuable upon conversion of 2026 Convertible Notes	6,283	11,942,152
Total	33,017,447	43,377,439

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

ITEM 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 2025 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II – Other Information, Item 1A below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, and a pipeline that includes two mid-stage clinical candidates targeting liver, prostate, head & neck, colorectal and other cancers. Our strategy is to grow sales of LOQTORZI in NPC while advancing the development of our two pipeline candidates in combination with LOQTORZI, and additionally through strategic partnerships. We have global rights to both clinical-stage candidates and plan to execute ex-U.S. licensing deals as the clinical data supports such transactions.

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

●	Tagmokitug (CHS-114, formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. Tagmokitug is designed as a cytolytic antibody to cause depletion of intra-tumoral Treg cells, important regulators of immune suppression and tolerance, through ADCC, or ADCP or both. Tagmokitug has shown anti-tumor activity as monotherapy and in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating tagmokitug in combination with toripalimab in a Phase 1b clinical study in second-line HNSCC (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating upper GI adenocarcinomas, esophageal squamous cell cancer and microsatellite stable colorectal cancer (clinicaltrials.gov identifier# NCT06657144).

On February 4, 2026, we announced a clinical supply agreement with Janssen Research & Development, LLC, to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer. Under the terms of the clinical supply agreement, Janssen will provide pasritamig to us, and we will be the sponsor of the Phase 1b clinical trial. Janssen and us each retain all commercial rights to our respective compounds, including as monotherapy or as combination treatments. The pasritamig combination study is expected to initiate in the fall.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
LOQTORZI	$11,803	$7,348	$4,455
Other revenue	507	251	256
Total net revenue	$12,310	$7,599	$4,711

The increase in LOQTORZI net revenue for the three months ended March 31, 2026 compared to the same period in the prior year was driven primarily by volume growth of LOQTORZI.

We expect net revenue from continuing operations in 2026 to be higher than in 2025 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Cost of goods sold	$3,814	$2,653	$1,161
Gross margin	69%	65%

The increase in cost of goods sold from continuing operations for the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to volume growth of LOQTORZI.

We expect cost of goods sold from continuing operations for 2026 to be higher than 2025 because of continued growth of LOQTORZI.

Research and Development Expense

	Clinical Stage as of	Three Months Ended March 31,
(in thousands)	March 31, 2026	2026	2025	Change
External costs incurred by product candidate:
Casdozokitug	Clinical trials	$5,998	$4,535	$1,463
Tagmokitug	Clinical trials	6,098	6,934	(836)
LOQTORZI	Approved(1)	1,241	1,678	(437)
Other discontinued projects	Discontinued	6	(90)	96
Other research and development expenses		246	254	(8)
Internal costs		7,954	11,045	(3,091)
Total research and development expenses from continuing operations		$21,543	$24,356	$(2,813)

(1)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.

See above table. Casdozokitug and tagmokitug are our two pipeline product candidates with on-going clinical trials. The reduction in internal costs includes a $1.9 million decrease in facilities, supplies, material and other infrastructure costs and a $1.1 million decrease in stock-based compensation expense.

We expect our fixed research and development expenses in 2026 to be lower than in 2025 primarily due to lower expenditures on manufacturing-related development activities and reduced headcount. Total overall research and development expenses, which includes external clinical costs, will be a function of data readouts and our ongoing portfolio prioritization process.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Selling, general and administrative	$23,104	$26,025	$(2,921)

The decrease in selling, general and administrative expenses from continuing operations in the three months ended March 31, 2026 was primarily driven by a lower average headcount and decreased operating costs following our 2025 exit from the biosimilar business. This resulted in a reduction of $2.2 million in employee-related costs, including stock-based compensation.

We expect our selling, general and administrative expense from continuing operations for the full year 2026 to be lower than the full year 2025 primarily as a result of decreased operating costs and headcount.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Interest expense	$2,186	$2,150	$36

Interest expense from continuing operations for the three months ended March 31, 2026 and 2025 was comparable and consisted of interest expense on the $38.7 million 2029 Term Loan and the LOQTORZI portion of the Revenue Purchase and Sale Agreement.

We expect interest expense from continuing operations to be slightly lower in 2026 than 2025, primarily as a result of the downward trend in market interest rates relative to the 2025 period.

Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Other income (expense), net	$1,402	$187	$1,215

Other income (expense), net from continuing operations for the three months ended March 31, 2026 changed favorably compared to the same period in the prior year primarily due to the first quarter of 2025 having a $0.8 million charge for the Royalty Fee Derivative Liability adjustment for LOQTORZI.

Net Loss from Discontinued Operations, net of tax

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net loss from discontinued operations, net of tax	$(1,392)	$(9,171)	$7,779

The reduction in net loss from discontinued operations was primarily driven by a reduction in UDENYCA Business given the UDENYCA Sale occurred April 11, 2025. Favorable items included lower cost of goods sold of $19.3 million, lower selling, general and administrative expense of $7.1 million, lower interest expense of $3.0 million, and the first quarter of 2025 charge of $11.8 million for the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA, all partially offset by lower net revenue of $33.0 million. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $(0.9) million and $32.1 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net revenue was primarily driven by changes in provisions related to sales made in prior years.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Financial assets
Total Cash, cash equivalents and marketable securities	$167,048	$172,125

Financial liabilities(1):
2029 Term Loan	$37,147	$37,051
Revenue Purchase and Sale Agreement	14,372	14,028
2026 Convertible Notes	121	121
Total Financial liabilities	$51,640	$51,200
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $167.0 million and an accumulated deficit of $1.4 billion. We currently have one commercial product, LOQTORZI, which generated $11.8 million in net revenues during the three months ended March 31, 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2026, our investment in cash, cash equivalents and investments in marketable securities are primarily held in money market accounts, commercial paper and corporate notes, and U.S. Treasury securities. We have funded our operations primarily through sales of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

During the quarter ended March 31, 2026, we completed the sale and issuance of 32,890,000 Offering Shares, which included the Underwriters’ Optional Shares. We received net proceeds of $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us.

We are party to a sales agreement with TD Cowen, pursuant to which (and subject to applicable law) we may sell shares of our common stock in an at-the-market offering. As of March 31, 2026, we had approximately $64.9 million of our common stock remaining available for sales under the Sales Agreement.

We believe that our available cash, cash equivalents and marketable securities, and product sales will be sufficient to fund our planned expenditures and meet our obligations for at least the twelve months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities, and on-going and future licensing and collaboration obligations. We may need to raise additional funds in the future; however, there can be no assurance that such efforts will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

●	cash proceeds from product sales;
●	the payment of interest, principal and royalties related to our financial liabilities;
●	the costs of manufacturing, distributing and marketing our product;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product candidates and product;
●	the percentage of customers that purchase our product and that do not choose or switch to products made by our competitors;
●	the terms and timing of any other collaborative, licensing and other arrangements that we have established or may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from any product candidates that are approved in the future;
●	the number and characteristics of product candidates that we pursue;
●	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;
●	the costs of manufacturing preclinical study and clinical trial supplies and other materials from CMOs and related costs associated with release and stability testing;
●	whether we receive either of the Earnout Payments from the sale of the UDENYCA Business;
●	the cost, timing and outcomes of regulatory approvals; and
●	the extent to which we divest, acquire or invest in businesses, products or technologies.

For further discussion of risks related to our financial condition and capital requirements, see “Risk Factors— Risks Related to Our Financial Condition and Capital Requirements.”

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of March 31, 2026, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have material contingent regulatory and sales milestones as of March 31 2026:

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

Contingent Value Rights

As of March 31, 2026, the remaining CVRs in connection with the Surface Acquisition consisted of the CVRs associated with the receipt by us of any upfront payments pursuant to ex-U.S. licensing agreements related to casdozokitug or tagmokitug. The potential payments are only due if we first receive upfront payments pursuant to ex-U.S. licensing agreements, less any permitted deductions in accordance with the CVR Agreement. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock.

Other Commitments

Transition service agreements

Since certain contracts with third parties related to the divested biosimilar businesses could not immediately be transitioned to the buyers in the Sale Transactions at the respective divestiture dates, generally because the contracts did not allow for assignment, we remained a legal party to transactions occurring after the closings, often functioning as an agent on behalf of the buyer. These transactions are presented within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets, and they generally do not have a net effect on the condensed consolidated statements of operations. The use of cash to settle TSA payables and accrued liabilities is expected to occur in a front-loaded fashion over the remainder of 2026. The CIMERLI and YUSIMRY TSAs were substantially completed as of December 31, 2025.

In addition, in connection with the divestiture of the UDENYCA Business, we have certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, we may be required to pay Accord for replacing certain inventory in specified circumstances. Our maximum potential exposure under this obligation is approximately $5.9 million. As of March 31, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. We will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with third-party contract research organizations (“CROs”) for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture of our commercial product and clinical drug supply. Our non-cancelable purchase commitments as of March 31, 2026 were $3.4 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases

There have been no significant changes to our leases during the three months ended March 31, 2026, as compared to the disclosure in our 2025 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(57,886)	$(25,826)
Net cash provided by (used in) investing activities	30,655	(17,486)
Net cash provided by (used in) financing activities	53,590	(264)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,359	$(43,576)

Net cash used in operating activities

Net cash used in operating activities of $57.9 million and $25.8 million for the three months ended March 31, 2026 and 2025, respectively, was primarily due to commercial activity, research and development activities and selling, general and administrative expenses to support those activities. Net loss for the three months ended March 31, 2026 and 2025, respectively, included, among other items: non-cash stock-based compensation expense, non-cash depreciation and amortization, non-cash changes in fair values related to derivative liabilities, and non-cash interest expense on financial liabilities related to revenue participation right purchase agreements and debt.

Net cash provided by (used in) investing activities

Cash provided by investing activities of $30.7 million for the three months ended March 31, 2026 was primarily due to $38.1 million cash received from maturities of investments, offset by $6.4 million purchases of investments in marketable securities.

Cash used in investing activities of $17.5 million for the three months ended March 31, 2025 was primarily due to a $12.5 million milestone payment in connection with the 2nd Amendment with Junshi Biosciences and $4.7 million in retention bonus payments in connection with the CIMERLI Sale.

Net cash provided by (used in) financing activities

Cash provided by financing activities of $53.6 million for the three months ended March 31, 2026 was mainly due to proceeds from issuance of common stock in connection with Public Offering, net of issuance costs.

Cash used in financing activities of $0.3 million for the three months ended March 31, 2025 was due to tax payments related to net share settlement of RSUs.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the three months ended March 31, 2026, operating cash flows from discontinued operations primarily reflected $3.3 million of payments for TSA related operating assets and liabilities, net. During the three months ended March 31, 2025, operating cash flows from discontinued operations were primarily due to an increase in inventory of $22.9 million, partially offset by the $11.8 million change in fair value for the UDENCYA portion of the Royalty Fee Derivative Liability.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2026, as compared to the critical accounting estimates described in our 2025 Form 10-K. We believe that the critical accounting estimates discussed in the 2025 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

ITEM 4.              Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our President and Chief Executive Officer and our Chief Financial Officer, and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, as of March 31, 2026, we had an accumulated deficit of $1.4 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

For LOQTORZI, our only commercial product, and if we obtain regulatory approval to market any other product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, our ability to achieve market share within our approved indications, and our ability to achieve sufficient market acceptance, pricing, and reimbursement from third-party payers. However, even if additional product candidates in addition to our current product gain regulatory approval and are commercialized, we may not become profitable.

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

In addition, our divestiture of UDENYCA may make it more difficult or make it take more time for us to become profitable at any point in the future. UDENYCA was our largest product that contributed significantly more revenue to our business than LOQTORZI currently. LOQTORZI may not increase its revenue contribution to our business as quickly as we project or at all and faces competition from chemotherapy and from off-label immunotherapy agents for its approved indication in nasopharyngeal carcinoma. Our clinical trials for our product candidates may be delayed, may be unsuccessful or may take more time and expense to complete than we currently anticipate. The inherent risk involved in divesting a major business could make it difficult for us to replace the revenue lost by the UDENYCA Sale or by becoming profitable in the future.

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

As of March 31, 2026, our cash, cash equivalents and marketable securities were $167.0 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

However, our operating or investing plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	our ability to maintain or grow sales and continue to successfully commercialize LOQTORZI;
●	our ability to maintain continuity for the supply of our product and product candidates;
●	the scope, rate of progress, results and cost of any clinical studies, nonclinical testing and other related activities;
●	the cost of manufacturing clinical drug supplies and establishing commercial supplies of our product and product candidates;
●	the number and characteristics of product candidates that we pursue;
●	the cost, timing and outcomes of regulatory approvals;
●	our ability to receive either of the Earnout Payments in the future;
●	the cost and timing of establishing sales, marketing and distribution capabilities;

●	the terms and timing of any licensing or other arrangements to acquire intellectual property rights that we may establish, including any milestone and royalty payments thereunder;
●	the timing of repayment in cash, whether due or not, of our long-term debt and the payment of interest, principal and royalties related to our financial liabilities; and
●	the cost, timing and outcomes of any litigation that we may file against third parties or that may be filed against us by third parties.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the 2029 Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

If we are unable to obtain funding on a timely basis or at all, maintain and grow sales of LOQTORZI, stay profitable or generate any net profits, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product or product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our financial condition and results of operations.

Risks Related to Launch and Commercialization of our Product and our Product Candidates

We have a limited operating history in an emerging regulatory environment on which to assess our business.

We are a commercial-stage innovative oncology company with a limited operating history in an emerging regulatory environment of immuno-oncology products. Although we have received upfront payments, milestone and other contingent payments and/or funding for development from some of our collaboration and license agreements, our only approved product is LOQTORZI, which is approved for commercial sale in the United States and Canada, and we have no products approved in any other territories.

Our ability to generate meaningful revenue and become profitable depends on our ability, alone or with strategic collaboration partners, to successfully market and sell our product, and to complete the development of, and obtain the regulatory approvals necessary to commercialize, one or more of our product pipeline candidates, which include:

●	casdozokitug;
●	tagmokitug; and
●	toripalimab in non-NPC indications.

We may not be able to continue to generate meaningful revenue from product sales, as this depends heavily on our success in many areas, including but not limited to:

●	our ability to continue to successfully commercialize or to maintain or increase revenue from LOQTORZI;
●	healthcare providers, payers, and patients adopting our product and product candidates once approved and launched;
●	obtaining additional regulatory approvals for product candidates for which we complete clinical studies;
●	obtaining adequate third-party coverage and reimbursements for our product;
●	obtaining market acceptance of our product and product candidates as viable treatment options;
●	completing nonclinical and clinical development of our product candidates;
●	developing and testing of our product formulations;
●	attracting, hiring and retaining qualified personnel;
●	developing a sustainable and scalable manufacturing process for our product and any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the process and provide adequate (in amount and quality) products to support clinical development and the market demand for our product and product candidates, if approved;
●	addressing any competing technological and market developments;
●	identifying, assessing and developing (or acquiring/in-licensing on favorable terms) new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	defending against any litigation including patent or trade secret infringement lawsuits, which may be filed against us, or achieving successful outcomes lawsuits that we may in the future file against third parties.

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

The commercial success of our existing product or any future products will depend upon the size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of our product LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	our ability to compete in our approved indication for nasopharyngeal carcinoma with chemotherapy regimens and with off-label immunotherapy agents in a competitive immuno-oncology market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our product or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our product and product candidates, if approved;
●	the price at which we sell our product;
●	the potential impact of the IRA on the pharmaceutical industry and the market for our product;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potential poor safety experience and the track record of other products and product candidates. Further, continued market acceptance and ability to maintain or grow sales of LOQTORZI, and any future product candidates that may be approved, depend on our efforts to educate the medical community and third-party payers on the benefits of our product and product candidates and will require significant resources from us and we have significantly less resources compared to large, well-funded pharmaceutical companies. Given the resource disparity, our outreach may have little success or may never be successful. If our product or any future product candidates that are approved fail to achieve an adequate level of acceptance by physicians, patients, third-party payers and others in the medical community, we will not be able to generate sufficient revenue to sustain profitability.

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

Risks Related to Competitive Activity

Our product LOQTORZI faces, and our product candidates tagmokitug and casdozokitug, if approved, will face, significant competition from other immuno-oncology biologics. If we fail to compete effectively, we may not achieve significant market penetration and expansion.

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

LOQTORZI entered a competitive market in the United States where a number of anti-PD-1 or PD-L1 antibody drugs have been approved by the FDA, including the following marketed products from several competitors: Keytruda® (pembrolizumab) from Merck & Company, Inc., Opdivo® (nivolumab) from Bristol-Myers Squibb Company (“BMS”), Tecentriq® (atezolizumab) from Genentech, Inc. (“Genentech”), Imfinzi® (durvalumab) from AstraZeneca plc (“AstraZeneca”), Bavencio® (avelumab) from EMD Serono Inc. and Pfizer Inc. (“Pfizer”), Libtayo® (cemiplimab-rwlc) from Regeneron Pharmaceuticals, Inc. (“Regeneron”), Jemperli (dostarlimab-gxly) from GlaxoSmithKline plc (“GlaxoSmithKline”) and TEVIMBRA® (tislelizumab-jsgr) from BeiGene, Ltd. Penpulimab-kcqx from Akeso Biopharma Co., Ltd. received approval from the FDA in April 2025 for the treatment of NPC. In addition to LOQTORZI, multiple other competitors are seeking to develop and approve novel anti-PD-1 or PD-L1 antibody drugs in the United States in the coming years, including but not limited to camrelizumab from Elevar Therapeutics, Inc. (in collaboration with Jiangsu Hengrui Pharmaceuticals Co., Ltd.). LOQTORZI also faces competition in NPC from chemotherapy regimens.

Casdozokitug is in development and, although it is the only antagonist antibody in development known to us that is targeting the immune regulatory cytokine IL-27, if approved it faces competition from other immuno-oncology products that are currently approved and that may be approved in the future.

Tagmokitug is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead Sciences, Inc. / Jounce, Shionogi, AbbVie Inc., Bayer AG, F. Hoffmann-La Roche Ltd, Amgen Inc. (“Amgen”), Sino Biopharmaceutical and Nanjing Immunophage Biotech Co., Ltd. in addition to competition from other immuno-oncology products that are currently approved and that may be approved in the future.

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

As of March 31, 2026, we had 145 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time we may face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

We are executing a coordinated initiative to onshore the biomanufacturing process for LOQTORZI, casdozokitug and tagmokitug to the United States. We may not be able to achieve regulatory approval for the initiative or the full strategic benefits expected to result from the onshoring initiative, or such benefits may be delayed or not occur at all. If we do not realize some or all of the benefits expected to result from the onshoring initiative, or if such benefits are delayed, our business and expected future financial and operating results could be adversely affected.

Any adverse developments affecting manufacturing operations for our product and product candidates, including due to sudden or long-term changes in weather patterns or conflicts in particular geographic areas, may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product and product candidates. We also need to make a determination of excess or obsolete inventory that requires judgment and includes consideration of many factors, such as estimates of future product demand, current and future market conditions, product expiration information and potential product obsolescence, among others. Although we believe that the assumptions we use in estimating potential inventory write-downs are reasonable, if actual market conditions are less favorable than projected by us, write-downs of inventory, charges related to firm purchase commitments, or both may be required which would be recorded as cost of goods sold in our condensed consolidated statements of operations. Adverse developments affecting our assumptions of the level and timing of demand for our product include those that are outside of our control such as the actions taken by competitors and customers and other factors.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers and has impacted and continues to impact the United States pharmaceutical industry. The ACA, among other things, modified the Average Manufacture Price (“AMP”) definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected and not generally distributed through the retail channel;

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

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Service Administration (“HRSA”) and requires us to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges.

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

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through March 31, 2026 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $167.0 million of cash, cash equivalents and marketable securities as of March 31, 2026 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the first quarter of 2026, three wholesalers individually comprised approximately 42%, 37%, and 20%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice and deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides third parties with a new forum to centrally revoke our European patents and makes it possible for a third party to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel must devote a substantial amount of time to ensure that we maintain compliance with all of these requirements. Moreover, the reporting requirements, rules and regulations have increased our legal and financial compliance costs and make some activities more time consuming and costly. Any changes we have made and may make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter ended March 31, 2026. A total of 72,078 shares were surrendered to us in the first quarter of 2026, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)	None.

(b)None.

(c)During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS ONCOLOGY, INC.

Date: May 11, 2026	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)