Form 10-Q
period 2026-06-30
Coherus Oncology, Inc.
filed 2026-08-05
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 154,500,966 shares of the registrant’s common stock were outstanding.

COHERUS ONCOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into, except for the acquisition of Surface Oncology, Inc. to the extent described herein.

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

●	We have a limited history of profitability, which we have not maintained and may not achieve again. We currently have only one approved and marketed product, and we have multiple product candidates that are not approved and still in development.
●	We continue to be dependent on the ability to raise funds. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.
●	The commercial success of our existing product or any future products will depend upon the size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payor formularies, can impact our short and long-term financial performance.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the U.S. Food and Drug Administration (“FDA”) and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product, LOQTORZI, faces, and our product candidates, tagmokitug and casdozokitug, if approved, will face, significant competition from other immuno-oncology biologics and other treatment regimens. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act (“IRA”) and the One Big Beautiful Bill Act (the “OBBBA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, product development, and scientific personnel, our business may suffer.
●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. Any adverse developments affecting the manufacturing operations of our product and product candidates, including the risks associated with transitioning our biomanufacturing processes from an offshoring business model to an onshoring business model, could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus Oncology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$82,923	$88,879
Investments in marketable securities	22,383	83,246
Trade receivables, net	13,881	17,815
TSA receivables, net	372	603
Inventory	5,667	3,172
Prepaid manufacturing	3,208	6,758
Other prepaids and current assets	5,354	6,233
Total current assets	133,788	206,706
Property and equipment, net	865	1,345
Inventory, non-current	8,425	—
Intangible assets, net	44,989	46,239
Other assets, non-current	3,116	4,053
Total assets	$191,183	$258,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,168	$9,915
Accrued rebates, fees and reserves	14,894	30,397
TSA payables and accrued liabilities	22,660	65,065
Accrued compensation	9,937	14,579
Accrued and other current liabilities	14,851	20,430
Total current liabilities	75,510	140,386
Term loan, non-current	37,247	37,051
Other liabilities, non-current	17,588	19,892
Total liabilities	130,345	197,329
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 154,470,363 and 121,154,925 at June 30, 2026 and December 31, 2025, respectively)	15	12
Additional paid-in capital	1,503,031	1,444,166
Accumulated other comprehensive loss	(281)	(195)
Accumulated deficit	(1,441,927)	(1,382,969)
Total stockholders' equity	60,838	61,014
Total liabilities and stockholders’ equity	$191,183	$258,343

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenue	$14,307	$10,254	$26,617	$17,853
Costs and expenses:
Cost of goods sold	4,242	3,395	8,056	6,048
Research and development	21,442	26,306	42,985	50,662
Selling, general and administrative	20,954	26,039	44,058	52,064
Total costs and expenses	46,638	55,740	95,099	108,774
Loss from operations	(32,331)	(45,486)	(68,482)	(90,921)
Interest expense	(2,323)	(2,277)	(4,509)	(4,427)
Other income (expense), net	1,307	2,901	2,709	3,088
Loss from continuing operations before income taxes	(33,347)	(44,862)	(70,282)	(92,260)
Income tax provision	—	—	—	—
Net loss from continuing operations	(33,347)	(44,862)	(70,282)	(92,260)
Net income from discontinued operations, net of tax (Note 6)	12,716	342,629	11,324	333,458
Net income (loss)	$(20,631)	$297,767	$(58,958)	$241,198

Net loss per share from continuing operations - basic and diluted	$(0.22)	$(0.39)	$(0.48)	$(0.80)
Net income per share from discontinued operations - basic and diluted	$0.08	$2.95	$0.08	$2.88
Net income (loss) per share - basic and diluted	$(0.13)	$2.57	$(0.40)	$2.08

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	154,816,912	116,077,710	145,658,487	115,968,352

Comprehensive income (loss):
Net income (loss)	$(20,631)	$297,767	$(58,958)	$241,198
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(13)	—	(86)	—
Comprehensive income (loss)	$(20,644)	$297,767	$(59,044)	$241,198

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	121,154,925	$12	$1,444,166	$(195)	$(1,382,969)	$61,014
Net loss	—	—	—	—	(38,327)	(38,327)
Issuance of common stock upon exercise of stock options	56,705	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units ("RSUs")	188,057	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(72,078)	—	(112)	—	—	(112)
Issuance of common stock under Public Offering, net of issuance costs	32,890,000	3	53,647	—	—	53,650
Stock-based compensation expense	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	(73)	—	(73)
Balances at March 31, 2026	154,217,609	15	1,500,172	(268)	(1,421,296)	78,623
Net loss	—	—	—	—	(20,631)	(20,631)
Issuance of common stock upon exercise of stock options	42,457	—	58	—	—	58
Issuance of common stock under the employee stock purchase plan ("ESPP")	210,297	—	202	—	—	202
Stock-based compensation expense	—	—	2,599	—	—	2,599
Other comprehensive loss, net of tax	—	—	—	(13)	—	(13)
Balances at June 30, 2026	154,470,363	$15	$1,503,031	$(281)	$(1,441,927)	$60,838

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2024	115,614,548	$12	$1,419,266	$(275)	$(1,550,993)	$(131,990)
Net loss	—	—	—	—	(56,569)	(56,569)
Issuance of common stock upon vesting of RSUs	474,410	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(181,742)	—	(264)	—	—	(264)
Stock-based compensation expense	—	—	5,353	—	—	5,353
Balances at March 31, 2025	115,907,216	12	1,424,355	(275)	(1,607,562)	(183,470)
Net income	—	—	—	—	297,767	297,767
Issuance of common stock upon vesting of RSUs	44,556	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(16,519)	—	(16)	—	—	(16)
Issuance of common stock under the ESPP	287,473	—	188	—	—	188
Stock-based compensation expense	—	—	5,358	—	—	5,358
Balances at June 30, 2025	116,222,726	$12	$1,429,885	$(275)	$(1,309,795)	$119,827

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income (loss)	$(58,958)	$241,198
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,743	2,062
Stock-based compensation expense	4,968	10,793
Loss on debt extinguishment	—	10,286
(Gain) loss on Sale Transactions, net (Note 6)	699	(339,102)
Change in fair value of derivatives	—	12,608
Other non-cash adjustments, net	(12,030)	2,490
Changes in operating assets and liabilities:
Trade receivables, net	3,940	106,161
Inventory	(10,875)	(18,474)
Prepaids and other current and non-current assets	4,568	(473)
Accounts payable	4,253	833
Accrued rebates, fees and reserves	(2,365)	(68,053)
TSA related operating assets and liabilities, net	(42,174)	(10,547)
Accrued compensation	(5,299)	(7,329)
Accrued and other current and non-current liabilities	(8,446)	(14,911)
Net cash used in operating activities	(119,976)	(72,458)

Investing activities
Purchases of investments in marketable securities	(20,285)	(20,726)
Proceeds from maturities of investments in marketable securities	81,671	—
Net cash received related to the Sale Transactions (Note 6)	—	478,681
Milestone payment to Junshi Biosciences	—	(12,500)
Other investing activities, net	(1,100)	(303)
Net cash provided by investing activities	60,286	445,152

Financing activities
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,650	—
Partial repayment of Revenue Purchase and Sale Agreement	—	(47,652)
Proceeds from purchases under the employee stock purchase plan	202	188
Taxes paid related to net share settlement	(112)	(280)
Repayment and redemption of 2026 Convertible Notes, including transaction costs	(121)	(233,185)
Other financing activities, net	115	(859)
Net cash provided by (used in) financing activities	53,734	(281,788)

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,956)	90,906
Cash, cash equivalents and restricted cash at beginning of period	89,119	126,250
Cash, cash equivalents and restricted cash at end of period	$83,163	$217,156

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting liver, prostate, head & neck, colorectal and other cancers. The Company’s strategy is to grow sales of LOQTORZI in Nasopharyngeal Carcinoma (“NPC”) while advancing the development of its two pipeline candidates in combination with LOQTORZI, and through strategic partnerships. The Company has global rights to both clinical-stage candidates and plans to execute ex-U.S. licensing deals as the clinical data supports such transactions.

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises. Accordingly, the associated results of operations have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Refer to Note 6. Discontinued Operations for more information.

Liquidity

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $105.3 million and an accumulated deficit of $1.4 billion. Management believes that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company does not expect its existing cash, cash equivalents and marketable securities to be sufficient to fund the completion of its clinical trials through commercialization and will need additional funding to support its continuing operations and pursue its long-term business plan.

Since inception, the Company has generally incurred losses and negative net cash flows from operations. The Company anticipates incurring additional losses until such time, if ever, that it can generate increased sales through sources which include LOQTORZI, the Company’s drug candidates currently in development, tagmokitug and casdozokitug, and strategic partnerships to generate sales. The Company’s operations have historically been financed primarily through the sale of the Company’s common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, proceeds from biosimilar product divestitures and sales of the Company’s products. Future capital requirements will depend on many factors, including the timing and extent of cash proceeds from LOQTORZI sales and the related distribution and marketing costs, whether the Company receives either of the Earnout Payments from the sale of the UDENYCA Business, and the timing and extent of spending on research and development. The Company will require additional capital for the development efforts of the Company’s drug candidates, but the Company cannot be certain that any of its product candidates will be successful in clinical trials or receive regulatory approval, which is necessary before they can be commercialized. The Company’s operations are dependent on the growth of LOQTORZI sales, which can be adversely impacted by size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom the Company’s medicines are prescribed. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. If additional capital is not available, a failure to generate sufficient cash flows from operations could have a material adverse effect on the Company’s ability to achieve its business objectives and remain in compliance with certain covenants contained in the 2029 Term Loan.

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Coherus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring accruals that the Company believes are necessary to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC.

Beginning in the first quarter of 2026, the Company changed its presentation of comprehensive income (loss) from two separate statements to one combined statement of operations and comprehensive income (loss). The change affects presentation only and has no impact on comprehensive income (loss). Certain amounts in prior year’s condensed consolidated balance sheet and statement of cash flows have been reclassified to conform with the current period presentation, and these changes had no impact to net income (loss) or the net cash used in operating activities.

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

Restricted Cash

As of June 30, 2026 and December 31, 2025, restricted cash consisted of a $0.2 million deposit for a letter of credit provided to secure a lease obligation, which was included in other assets, non-current in the condensed consolidated balance sheets.

Segment Reporting and Geographic Disclosures

The Company has one reportable and operating segment, which is engaged in developing and commercializing human pharmaceutical products. The Company’s chief executive officer, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions. The CODM assesses operating performance and makes operating decisions primarily based on net income (loss), revenues, cash on-hand and investments, and cash flows. All expense categories on the condensed consolidated statements of operations are significant, and there are no other significant segment expenses that would require disclosure. Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than cash, cash equivalents and investments in marketable securities. Primarily, all revenue is generated and all long-lived assets are maintained in the United States.

Royalty and Other Revenue Recognition

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

Recent Accounting Pronouncements

The following are recent accounting pronouncements that the Company has not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose certain disaggregated costs and expenses on an annual and interim basis in the notes to the financial statements. It also requires disclosure of the total amount of selling expenses, and the Company’s definition of selling expenses. The Company is currently evaluating the disclosure requirements of this standard and any changes to processes and controls that may be necessary to support adoption. The Company expects the guidance to impact its financial statement disclosures but does not expect adoption to have an impact on its condensed consolidated financial position, results of operations, or cash flows. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective or retrospective basis.

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

2.        Revenue

The Company launched LOQTORZI in January 2024. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). All LOQTORZI net product revenue was generated in the United States. The Company’s net revenue from continuing operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
LOQTORZI	$13,613	$9,959	$25,416	$17,307
Other revenue	694	295	1,201	546
Total net revenue	$14,307	$10,254	$26,617	$17,853

For continuing operations, gross product revenues by significant customers as a percentage of total gross product revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
McKesson Corporation	42%	44%	40%	45%
Cencora, Inc.	40%	39%	41%	37%
Cardinal Health, Inc.	16%	15%	18%	17%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior period was $(13.0) million and $(8.7) million for the three months ended June 30, 2026 and 2025, respectively. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the condensed consolidated balance sheets.

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

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Six Months Ended June 30, 2026
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2025	$2,446	$20,323	$10,074	$32,843
Provision related to sales made in:
Current year	5,933	1,219	1,603	8,755
Prior years - increase (decrease)	(414)	(10,923)	(774)	(12,111)
Payments and customer credits issued	(5,162)	(4,686)	(1,942)	(11,790)
Balances at June 30, 2026	$2,803	$5,933	$8,961	$17,697

	Six Months Ended June 30, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current year	193,653	45,168	31,051	269,872
Prior years - increase (decrease)	(3,439)	(474)	(1,239)	(5,152)
Payments and customer credits issued	(295,912)	(91,372)	(51,187)	(438,471)
Balances at June 30, 2025	$5,080	$77,060	$19,754	$101,894

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

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. During the three and six months ended June 30, 2026, the fair value of the Royalty Fee Derivative Liability did not materially change. During the three and six months ended June 30, 2025, the Company recognized no adjustment and a $12.6 million charge, respectively, for the change in estimated fair value. Of this amount, $11.8 million related to UDENYCA and was classified within discontinued operations, and $0.8 million related to LOQTORZI and was recorded in other income (expense), net on the condensed consolidated statements of operations. In connection with the UDENYCA Sale, the UDENYCA portion of the Royalty Fee Derivative Liability was derecognized.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$68,772	$12,473	$—	$81,245
Marketable debt securities:
Commercial paper and corporate notes	—	22,383	—	22,383
Total	$68,772	$34,856	$—	$103,628
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490

	Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$78,278	$1,708	$—	$79,986
Marketable debt securities:
U.S. government agency securities	3,803	—	—	3,803
U.S. treasury securities	42,303	—	—	42,303
Commercial paper and corporate notes	—	37,140	—	37,140
Total	$124,384	$38,848	$—	$163,232
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
(1)	Cash equivalents may include the following: money market funds, U.S. treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	June 30, 2026
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$68,772	$—	$—	$68,772
Commercial paper and corporate notes	34,861	1	(6)	34,856
Total	$103,633	$1	$(6)	$103,628

	December 31, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$78,278	$—	$—	$78,278
U.S. government agency securities	3,800	3	—	3,803
U.S. treasury securities	42,257	46	—	42,303
Commercial paper and corporate notes	38,817	31	—	38,848
Total	$163,152	$80	$—	$163,232

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any expected credit losses. As of June 30, 2026, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately five months. The Company expects to collect all contractual principal and interest payments and does not intend to sell these investments before recovery of their amortized cost basis. The accrued interest receivable on available-for-sale marketable securities was immaterial at June 30, 2026 and December 31, 2025.

4.       Inventory and Prepaid Manufacturing

Total inventory of $14.1 million as of June 30, 2026 consisted of $7.1 million in finished goods and $7.0 million in work in process inventory, and the inventory totaling $3.2 million as of December 31, 2025 consisted entirely of finished goods. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the portion of total inventory recorded as non-current was $8.4 million and nil, respectively.

Prior to the regulatory approvals of product candidates, the Company has incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launches of the products. Inventory costs are capitalized when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. During the three months ended March 31, 2026, the Company commenced the capitalization of inventory costs associated with LOQTORZI produced in the United States, because the manufacturing of the drug substance received regulatory approval and the attainment of remaining approvals has been considered probable.

Prepaid manufacturing of $3.2 million as of June 30, 2026 included prepayments to contract manufacturing organizations (“CMOs”) for research and development. Prepaid manufacturing of $6.8 million as of December 31, 2025 included $4.3 million for manufacturing services of LOQTORZI and $2.4 million for research and development.

5.       Balance Sheet Components

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Finite-lived assets, net of accumulated amortization of $6,250 and $5,000 as of June 30, 2026 and December 31, 2025, respectively	$18,750	$20,000
Indefinite-lived assets - in-process research and development	26,239	26,239
Total Intangible assets, net	$44,989	$46,239

Amortization expense related to finite-lived intangible assets was $0.6 million for each of the three-month periods ended June 30, 2026 and 2025, and $1.3 million for each of the six-month periods ended June 30, 2026 and 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accrued commercial and research and development manufacturing	$1,638	$7,349
Lease liabilities, current	1,947	1,828
Accrued other	11,266	11,253
Total Accrued and other current liabilities	$14,851	$20,430

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred tax liability	$1,102	$1,102
Revenue participation liability, non-current (Note 8)	14,524	14,028
Royalty fee derivative liability (Note 3)	1,490	1,490
Lease liabilities, non-current	459	1,457
Other	13	1,815
Total Other liabilities, non-current	$17,588	$19,892

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). Intas designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. For the year ended December 31, 2025, the Company recognized a net gain on the UDENYCA Sale of $338.3 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized, and transaction expenses of $10.7 million. The Company is eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. As of June 30, 2026, revenues reported to the Company by the Intas Parties did not meet either of the earnout thresholds.

On June 26, 2024, the Company completed the sale of its YUSIMRY immunology franchise (the “YUSIMRY Sale”). On March 1, 2024, the Company completed the sale of its CIMERLI ophthalmology franchise through the sale of its subsidiary, Coherus Ophthalmology LLC, to Sandoz (the “CIMERLI Sale” and, together with the UDENYCA Sale and the YUSIMRY Sale, the “Sale Transactions”).

The UDENYCA Sale represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises. Accordingly, the associated results of operations have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

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

The following table presents a summary of discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net revenue	$12,824	$23,094	$11,925	$55,228
Costs and expenses:
Cost of goods sold	—	6,548	55	25,897
Research and development	10	440	10	162
Selling, general and administrative	(213)	2,027	(163)	9,483
Total costs and expenses	(203)	9,015	(98)	35,542
Income from operations	13,027	14,079	12,023	19,686
Interest expense	—	(487)	—	(3,484)
Gain (Loss) on Sale Transactions, net	(311)	339,102	(699)	339,102
Loss on debt extinguishment	—	(10,286)	—	(10,286)
Other income (expense), net	—	221	—	(11,560)
Net income from discontinued operations before income taxes	12,716	342,629	11,324	333,458
Income tax provision	—	—	—	—
Net income from discontinued operations, net of tax	$12,716	$342,629	$11,324	$333,458

Net revenue from discontinued operations by product was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
UDENYCA	$11,441	$23,190	$10,594	$54,652
CIMERLI	1,383	(96)	1,329	533
YUSIMRY	—	—	2	43
Total net revenue from discontinued operations	$12,824	$23,094	$11,925	$55,228

For the three and six months ended June 30, 2026, net revenue was primarily driven by favorable adjustments to prior period estimates.

Assets of discontinued operations were entirely derecognized as of April 11, 2025.

The following table presents the balance sheet classifications of assets and liabilities that were related to the Company’s divested biosimilar businesses but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	June 30,		December 31,
(in thousands)	2026		2025
Assets
Trade receivables, net (1)	$(1,611)		$(3,199)
Liabilities
Accrued rebates, fees and reserves	$12,118	(2)	$27,781
(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.
(2)	This balance is expected to be settled in a front-weighted fashion over the remainder of 2026 and into 2027.

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the six months ended June 30, 2026, operating cash flows from discontinued operations primarily reflected $42.2 million of payments for TSA related operating assets and liabilities, net. During the six months ended June 30, 2025, operating cash flows of discontinued operations were primarily related to the following adjustments to arrive at operating cash flows: the net gain on UDENYCA Sale of $339.1 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company has been providing certain business support services which have included billings, collections, and the remittance of rebates to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were nominal for the three and six months ended June 30, 2026, and $1.7 million and $1.8 million for the three and six months ended June 30, 2025, respectively, and were recorded as a reduction to operating expenses or in other income (expense), net in the condensed consolidated statements of operations based on the nature of the payment.

7.       Collaborations and Other Arrangements

In-Licensing Agreement

Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration Agreement”).

The research and development expense recognized for obligations to Junshi Biosciences for the three and six months ended June 30, 2026 and 2025, was nominal. The accrued royalty obligation to Junshi Biosciences was $2.7 million and $4.7 million as of June 30, 2026 and December 31, 2025, respectively. The additional milestone payments, option fee for IL-2 cytokine, and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are contractually payable.

Apotex

On June 27, 2024, the Company entered into a license Agreement with Apotex, Inc. (“Apotex”), pursuant to which the Company granted to Apotex an exclusive license under the Company’s rights to toripalimab to commercialize toripalimab within Canada (“Canada License Agreement”). Pursuant to the Canada License Agreement, Apotex paid the Company an upfront payment of $6.3 million United States Dollars in 2024. In addition, Apotex agreed to pay the Company up to an aggregate of $51.5 million Canadian Dollars in milestone payments in connection with the achievement of certain regulatory and sales milestones with respect to toripalimab in Canada. Apotex also agreed to pay the Company a low twenty percent range royalty on future net sales of toripalimab in Canada, which the Company subsequently pays through to Junshi Biosciences pursuant to the Collaboration Agreement. Accordingly, because the Company acts as an agent, these transactions are recognized on a net basis in the Company’s condensed consolidated statements of operations. Net sales in Canada are also included in calculating sales milestones payable by the Company to Junshi Biosciences under the Collaboration Agreement, although any actual milestone payments received from Apotex are retained by the Company.

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

Janssen Agreement

On February 4, 2026, the Company announced a clinical supply agreement with Janssen Research & Development, LLC (“Janssen”), to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer (“mCRPC”). Under the terms of the clinical supply agreement, Janssen will provide pasritamig to the Company, and the Company will be the sponsor of the Phase 1b clinical trial. Janssen and the Company each retain all commercial rights to their respective compounds, including as monotherapy or as combination treatments. The pasritamig combination study is expected to initiate in the fall of 2026.

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including the level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

	At June 30, 2026
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,413)	$37,247	$37,247	Level 2*

	At December 31, 2025
(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
2029 Term Loan	$38,660	$(1,609)	$37,051	$37,051	Level 2*
2026 Convertible Notes	$121	$—	$121	$119	Level 2**

*	The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximates their fair value.
**

The fair value was influenced by interest rates, the Company’s stock price and stock price volatility and was determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes was not considered to be an active market, the estimated fair value was based on Level 2 inputs.

2029 Term Loan

On May 8, 2024, the Company entered into a senior secured term loan facility (the “2029 Term Loan”) and received proceeds, net of the original issuance discount, of $37.5 million. The net proceeds were used by the Company as part of the full repayment of the $250.0 million aggregate principal amount of the senior secured term loan facility that the Company entered into on January 5, 2022 (as amended, the “2027 Term Loans”).

The 2029 Term Loan matures on May 8, 2029 and accrues interest equal to 8.0%, plus a three-month SOFR rate per annum. The 2029 Term Loan provides for interest-only payments on a quarterly basis until maturity. The loan agreement, by and among the Company, Ankura Trust Company, LLC and the lenders signatory thereto (the “2029 Loan Agreement”), contains certain covenants, and the Company was in full compliance with no events of default as of June 30, 2026.

Interest expense on the 2029 Term Loan was $1.2 million and $2.4 million for the three and six months ended June 30, 2026, and $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively.

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

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of June 30, 2026.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Revenue Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. The effective interest rate was 27.2% for the LOQTORZI portion at June 30, 2026. For additional details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Revenue participation liability	$16,921	$16,524
Less: unamortized discount and issuance costs	(2,151)	(2,496)
Net carrying value(1)	$14,770	$14,028
(1)	At June 30, 2026, $0.2 million is included in accrued and other current liabilities and $14.5 million is in other liabilities, non-current.

The following table summarizes the activity within the revenue participation liability for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance at January 1	$14,028	$28,743
Royalty payments	(1,208)	(2,177)
Interest expense recognized(1)	1,950	3,818
Portion derecognized in connection with the UDENYCA Buy-out	—	(17,283)
Balance at June 30	$14,770	$13,101
(1)	For the three and six months ended June 30, 2026, $1.0 million and $2.0 million, respectively, was presented in continuing operations. For the three months ended June 30, 2025, interest expense was $1.0 million for continuing operations and $0.2 million for discontinued operations related to UDENYCA. For the six months ended June 30, 2025, interest expense was $1.9 million for continuing operations and $1.9 million for discontinued operations .

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

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020, between the Company and U.S. Bank Trust Company, National Association, as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. In connection with the repurchases, the Company recorded a $4.7 million loss on debt extinguishment which is classified within discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. The charge included the write-off of the remaining debt discount and debt issuance costs and related transaction fees. The 2026 Convertible Notes were fully repaid in April 2026 at maturity.

The annual effective interest rate was 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Stated coupon interest	$—	$209	$—	$1,072
Amortization of debt discount and debt issuance costs	—	83	—	423
Total interest expense	$—	$292	$—	$1,495

9.       Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain CMOs to manufacture products. As of June 30, 2026, the Company’s non-cancelable purchase commitments were $3.3 million, and they pertain to the second half of 2026.

In connection with the divestiture of the UDENYCA Business, the Company has certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, the Company may be required to pay Accord for replacing certain inventory in specified circumstances. The Company’s maximum potential exposure under this obligation is approximately $5.9 million. As of June 30, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. The Company will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

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

Income Tax Matters

The Company’s 2023 tax year is currently under examination by the Internal Revenue Service. The Company is currently evaluating the scope and potential outcomes of the tax audit.

10.       Stockholders’ Equity

Sales Agreement

On November 8, 2022, the Company entered into a Sales Agreement, as amended, with Cowen and Company, LLC (“TD Cowen”), pursuant to which (and subject to applicable law) the Company may issue and sell from time to time up to $92.5 million of its common stock, including the common stock already sold, through or to TD Cowen as the Company’s sales agent or principal under the Sales Agreement. No shares were sold under the Sales Agreement during the six months ended June 30, 2026 or 2025. As of June 30, 2026, the Company had approximately $64.9 million of its common stock remaining available for sales under the Sales Agreement.

Private Placement

On October 21, 2025, the Company sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock (the “PIPE Shares”) and (ii) warrants (the “PIPE Warrants”) to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million (collectively, the “Private Placement”) and net proceeds were $7.9 million. The PIPE Warrants may be exercised at any time on or before October 21, 2030. There was no exercise activity during the six months ended June 30, 2026, and all PIPE Warrants remained outstanding as of June 30, 2026. The PIPE Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

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

During the three months ended March 31, 2026, the Company completed the sale and issuance of 32,890,000 Offering Shares, which included all the Optional Shares. The Company received net proceeds of $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.

11.       Stock-Based Compensation

On May 29, 2026 (the “modification date”), the Company’s stockholders approved a one-time option repricing (the “Repricing”) of certain outstanding stock options (“Eligible Options”) granted under the Amended and Restated 2014 Equity Incentive Award Plan (the “2014 Plan”) and the 2016 Employment Commencement Incentive Plan (the “2016 Plan”). The Repricing was eligible to current employees, including executive officers, and certain consultants, but explicitly excluded non-employee directors. Only options with an original exercise price of $5.00 or higher were included in the Repricing. The pool of Eligible Options were granted from 2016 through 2023 and carried per-share exercise prices ranging from $5.44 to $30.98. The Company pursued the Repricing to restore the retention and motivational value of these underwater options without causing the equity dilution or cash expenditures associated with alternative compensation structures.

As of the modification date, the total number of shares underlying the Eligible Options was 8,907,542. These options were automatically repriced to the closing price on the date of stockholder approval of $1.59 per share. Additionally, the contractual term of all Eligible Options was extended to 10 years from the modification date.

If a holder terminates service or exercises an Eligible Option prior to the one-year retention date of May 29, 2027, the exercise price will automatically revert to its original exercise price, except as otherwise determined by the Company’s Board or Compensation Committee. Except for the reduction in exercise price and the extension of the contractual term, all other original terms and conditions of the options remain unchanged.

The incremental stock-based compensation expense was calculated using the Black-Scholes model. The Repricing resulted in total incremental stock-based compensation expense of $6.3 million, which will be recognized on a straight-line basis through May 29, 2027, the end of the retention period. For the three months ended June 30, 2026, the

Company recognized incremental stock-based compensation expense of $0.5 million associated with the Repricing, which is included in the table below.

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and non-employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold (1)	$5	$106	$9	$368
Research and development	673	2,131	1,308	3,841
Selling, general and administrative	1,905	3,184	3,651	6,584
Stock-based compensation subtotal	2,583	5,421	4,968	10,793
Less: Stock-based compensation from discontinued operations	—	(255)	—	(581)
Total stock-based compensation expense from continuing operations	$2,583	$5,166	$4,968	$10,212

Total stock-based compensation expense capitalized into inventory	$21	$43	$54	$286

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net loss from continuing operations	$(33,347)	$(44,862)	$(70,282)	$(92,260)
Weighted-average common shares outstanding, basic and diluted	154,816,912	116,077,710	145,658,487	115,968,352
Net loss per share from continuing operations, basic and diluted	$(0.22)	$(0.39)	$(0.48)	$(0.80)

Net income from discontinued operations, net of tax	$12,716	$342,629	$11,324	$333,458
Weighted-average common shares outstanding, basic and diluted	154,816,912	116,077,710	145,658,487	115,968,352
Net income per share from discontinued operations, basic and diluted	$0.08	$2.95	$0.08	$2.88

Net income (loss)	$(20,631)	$297,767	$(58,958)	$241,198
Weighted-average common shares outstanding, basic and diluted	154,816,912	116,077,710	145,658,487	115,968,352
Net income (loss) per share, basic and diluted	$(0.13)	$2.57	$(0.40)	$2.08

For the three and six months ended June 30, 2026, the PIPE Warrants issued in the Private Placement to purchase the Company’s common stock were included in the basic and diluted earnings per share calculation because their exercise price was non-substantive.

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options, performance stock options and shares subject to ESPP	32,088,228	29,704,100	31,937,390	30,386,951
Restricted stock units	1,594,655	236,960	1,411,459	300,388
Shares issuable upon conversion of 2026 Convertible Notes	—	6,283	—	6,283
Total	33,682,883	29,947,343	33,348,849	30,693,622

In connection with the Surface Acquisition, the Company entered into the Contingent Value Rights Agreement, dated September 8, 2023, by and among the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “CVR Agreement”). The amounts in the table above exclude any shares contingently issuable pursuant to the CVR Agreement because the conditions that could result in a payment becoming due were not met.

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

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, and a pipeline that includes two mid-stage clinical candidates targeting liver, prostate, head & neck, colorectal and other cancers. Our strategy is to grow sales of LOQTORZI in NPC while advancing the development of our two pipeline candidates in combination with LOQTORZI and/or with other novel agents, and through strategic partnerships. We have global rights to both clinical-stage candidates and plan to execute ex-U.S. licensing deals as the clinical data supports such transactions.

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

On December 11, 2023 we announced that National Comprehensive Cancer Network (“NCCN”) updated the clinical practice guidelines for NPC to include LOQTORZI as a preferred, category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. On November 26, 2024, NCCN made a further update to the clinical practice guidelines for NPC to specify that LOQTORZI is the only preferred category 1 first-line treatment option for adults with metastatic or recurrent locally advanced NPC when used in combination with cisplatin and gemcitabine. The guidelines also recommend LOQTORZI monotherapy as the only preferred treatment in subsequent lines of therapy with disease progression on or after a platinum-containing therapy.

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier# NCT06457503). Junshi Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of

LOQTORZI with its investigational anti-BTLA antibody in Limited-Stage Small Cell Lung Cancer (“LS-SCLC”) (clinicaltrials.gov identifier# NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Cancer Research Institute is evaluating toripalimab in combination with ENB Therapeutics’ investigational agent ENB-003 in its Phase 2 trial titled, “Immunotherapy Platform Study in Platinum Resistant High Grade Serous Ovarian Cancer (IPROC)” (clinicaltrials.gov identifier# NCT04918186) that is being performed in collaboration with Canadian Cancer Trials Group. Zumutor Biologics is evaluating ZM008, a novel NK checkpoint anti-LLT1 monoclonal antibody in combination with toripalimab (clinicaltrials.gov identifier# NCT06451497). The study will enroll patients with advanced solid tumors including colorectal, head and neck, non-small cell lung cancer, clear cell renal cell carcinoma and urothelial cancers. On June 27, 2024, we entered into the Canada License Agreement with Apotex.

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

●	Tagmokitug (CHS-114, formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. Tagmokitug is designed as a cytolytic antibody to cause depletion of CCR8+ Treg cells, important regulators of immune suppression and tolerance, through Antibody-Dependent Cell-mediated Cytotoxicity (“ADCC”), Antibody-Dependent Cellular Phagocytosis or (“ADCP”) or both. Tagmokitug has shown anti-tumor activity as monotherapy and in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating tagmokitug in combination with toripalimab in a Phase 1b clinical study in second-line head and neck squamous cell carcinoma (“HNSCC”) (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating upper GI adenocarcinomas, esophageal squamous cell cancer and microsatellite stable colorectal cancer (clinicaltrials.gov identifier# NCT06657144).

On February 4, 2026, we announced a clinical supply agreement with Janssen Research & Development, LLC, to evaluate tagmokitug in combination with pasritamig, a T-cell engaging bispecific antibody, in a Phase 1b clinical study in patients with metastatic castration-resistant prostate cancer. Under the terms of the clinical supply agreement, Janssen will provide pasritamig to us, and we will be the sponsor of the Phase 1b clinical trial. Janssen and us each retain all commercial rights to our respective compounds, including as monotherapy or as combination treatments. The pasritamig combination study is expected to initiate in the fall of 2026.

License Agreement with Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences for the co-development and commercialization of LOQTORZI, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada.

Under the terms of the Collaboration Agreement, we paid $150.0 million upfront for exclusive rights to LOQTORZI in the United States and Canada. We obtained the right to conduct all commercial activities of LOQTORZI in the United States and Canada. We paid $25.0 million for the achievement of certain milestones, and we pay a royalty in the low twenty percent range on net sales of LOQTORZI. On June 27, 2024, we entered into the Canada License Agreement. In October 2025, Apotex received Health Canada approval for LOQTORZI for the treatment of recurrent unresectable or metastatic nasopharyngeal cancer.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
LOQTORZI	$13,613	$9,959	$3,654	$25,416	$17,307	$8,109
Other revenue	694	295	399	1,201	546	655
Total net revenue	$14,307	$10,254	$4,053	$26,617	$17,853	$8,764

The increases in LOQTORZI net revenue for the three and six months ended June 30, 2026, compared to the same periods in the prior year, were driven primarily by volume growth of LOQTORZI.

We expect net revenue from continuing operations in 2026 to be higher than in 2025 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Cost of goods sold	$4,242	$3,395	$847	$8,056	$6,048	$2,008
Gross margin	70%	67%		70%	66%

The increases in cost of goods sold from continuing operations for the three and six months ended June 30, 2026, compared to the same periods in the prior year, were primarily due to volume growth of LOQTORZI.

We expect cost of goods sold from continuing operations for 2026 to be higher than 2025 because of continued growth of LOQTORZI.

Research and Development Expense

	Clinical Stage as of	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	June 30, 2026	2026	2025	Change	2026	2025	Change
External costs incurred by product candidate:
Casdozokitug	Clinical trials	$6,405	$8,240	$(1,835)	$12,403	$12,775	$(372)
Tagmokitug	Clinical trials	6,209	5,523	686	12,307	12,457	(150)
LOQTORZI	Approved(1)	542	1,888	(1,346)	1,783	3,566	(1,783)
Other discontinued projects	Discontinued	6	9	(3)	12	(81)	93
Other research and development expenses		211	406	(195)	457	660	(203)
Internal costs		8,069	10,240	(2,171)	16,023	21,285	(5,262)
Total research and development expenses from continuing operations		$21,442	$26,306	$(4,864)	$42,985	$50,662	$(7,677)

(1)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.

The reduction in internal costs for the three months ended June 30, 2026 includes a $2.3 million decrease in employee-related costs including stock-based compensation. The reduction in internal costs for the six months ended June 30, 2026 includes a $3.5 million decrease in employee-related costs, including stock-based compensation, and a $1.8 million decrease in facilities, supplies, material and other infrastructure costs.

We expect our fixed research and development expenses in 2026 to be lower than in 2025 primarily due to lower expenditures on manufacturing-related development activities and reduced headcount.

Selling, General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Selling, general and administrative	$20,954	$26,039	$(5,085)	$44,058	$52,064	$(8,006)

The decrease in selling, general and administrative expenses from continuing operations in the three and six months ended June 30, 2026 was primarily driven by a lower average headcount and reduced operating costs following our 2025 exit from the biosimilar business. As a result, employee-related costs, including stock-based compensation, decreased $2.3 million and $4.5 million for the three- and six-month periods, respectively, while professional fees decreased by $2.3 million and $2.8 million, respectively.

We expect our selling, general and administrative expense from continuing operations for the full year 2026 to be lower than the full year 2025 primarily as a result of decreased operating costs and headcount.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Interest expense	$2,323	$2,277	$46	$4,509	$4,427	$82

Interest expense from continuing operations for the three and six months ended June 30, 2026 and 2025, respectively, was comparable and consisted of interest expense on the $38.7 million 2029 Term Loan and the LOQTORZI portion of the Revenue Purchase and Sale Agreement.

We expect interest expense from continuing operations to be comparable in 2026 to 2025.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Other income (expense), net	$1,307	$2,901	$(1,594)	$2,709	$3,088	$(379)

Other income (expense), net from continuing operations for the three and six months ended June 30, 2026 changed unfavorably compared to the same periods in the prior year by $1.6 million and $0.4 million, respectively, primarily due to lower total interest and investment income. The unfavorable change for the six-month period was partially offset by a $0.8 million charge for the LOQTORZI Royalty Fee Derivative Liability adjustment in the first quarter of 2025.

Net Income from Discontinued Operations, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Net income from discontinued operations, net of tax	$12,716	$342,629	$(329,913)	$11,324	$333,458	$(322,134)

The reductions in net income from discontinued operations, net of tax compared to the prior year periods were primarily due to the $339.1 million net gain and lower net revenue in 2026 driven by the UDENYCA Sale, partially offset by the $10.3 million charge in 2025 for loss on debt extinguishment related to the 2026 Convertible Notes and the UDENYCA Buy-out, lower cost of goods sold and selling, general and administrative expense, and no discontinued operations interest expense in 2026. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $12.8 million and $23.1 million for the three months ended June 30, 2026 and 2025, respectively, and $11.9 million and $55.2 million during the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, net revenue was primarily driven by favorable adjustments to prior period estimates.

In addition, the decrease in the six-month period was partially offset by an $11.8 million charge in the first quarter of 2025 for the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Financial assets
Total Cash, cash equivalents and marketable securities	$105,306	$172,125

Financial liabilities(1):
2029 Term Loan	$37,247	$37,051
Revenue Purchase and Sale Agreement	14,770	14,028
2026 Convertible Notes	—	121
Total Financial liabilities	$52,017	$51,200
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $105.3 million and an accumulated deficit of $1.4 billion. We currently have one commercial product, LOQTORZI, which generated $13.6 million in net revenues during the three months ended June 30, 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2026, our cash, cash equivalents and marketable securities are primarily held in money market accounts, commercial paper and corporate notes, and U.S. Treasury securities. We have funded our operations primarily through the sale of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, the Sale Transactions and sales of our products.

During the three months ended March 31, 2026, we completed the sale and issuance of 32,890,000 Offering Shares, which included all the Optional Shares. We received net proceeds of $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us.

We are party to a sales agreement with TD Cowen, pursuant to which (and subject to applicable law) we may sell shares of our common stock in an at-the-market offering. As of June 30, 2026, we had approximately $64.9 million of our common stock remaining available for sales under the Sales Agreement.

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of June 30, 2026, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have material contingent regulatory and sales milestones as of June 30, 2026:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$10.5 million
Vaccinex, Inc.	Tagmokitug	$13.5 million
Memorial Sloan Kettering Cancer Center	Tagmokitug	$7.2 million
(1)	$65.0 million relates to regulatory milestones and $290.0 million relates to sales milestones.

Contingent Value Rights

As of June 30, 2026, the remaining CVRs in connection with the Surface Acquisition consisted of the CVRs associated with the receipt by us of any upfront payments pursuant to ex-U.S. licensing agreements related to casdozokitug or tagmokitug. The potential payments are only due if we first receive upfront payments pursuant to ex-U.S. licensing agreements, less any permitted deductions in accordance with the CVR Agreement. Payments to CVR holders can be in the form of cash, stock or a combination of cash and stock.

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

In addition, in connection with the divestiture of the UDENYCA Business, we have certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, we may be required to pay Accord for replacing certain inventory in specified circumstances. Our maximum potential exposure under this obligation is approximately $5.9 million. As of June 30, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. We will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with third-party contract research organizations (“CROs”) for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture of our commercial product and clinical drug supply. Our non-cancelable purchase commitments as of June 30, 2026 were $3.3 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases

There have been no significant changes to our leases during the six months ended June 30, 2026, as compared to the disclosure in our 2025 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(119,976)	$(72,458)
Net cash provided by investing activities	60,286	445,152
Net cash provided by (used in) financing activities	53,734	(281,788)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,956)	$90,906

Net cash used in operating activities

Net cash used in operating activities of $120.0 million and $72.5 million for the six months ended June 30, 2026 and 2025, respectively, was primarily due to commercial activity, research and development activities and selling, general and administrative expenses to support those activities.

Net income (loss) for the six months ended June 30, 2026 and 2025, included, among other items, adjustments to arrive at operating cash flows. Adjustments for the six months ended June 30, 2026 included the non-cash release of biosimilar revenue related reserves of $13.1 million, non-cash stock-based compensation expense of $5.0 million, and non-cash depreciation and amortization of $1.7 million. Adjustments for the six months ended June 30, 2025 included the gain on Sale Transactions of $339.1 million, non-cash change in fair value of derivatives of $12.6 million, non-cash stock-based compensation expense of $10.8 million, loss on debt extinguishment of $10.3 million, and non-cash depreciation and amortization of $2.1 million.

Net cash provided by investing activities

Cash provided by investing activities of $60.3 million for the six months ended June 30, 2026 was primarily due to $81.7 million cash received from maturities of investments, offset by $20.3 million purchases of investments in marketable securities.

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

Net cash provided by (used in) financing activities

Cash provided by financing activities of $53.7 million for the six months ended June 30, 2026 was mainly due to proceeds from issuance of common stock in connection with our Public Offering, net of issuance costs in the first quarter of 2026.

Cash used in financing activities of $281.8 million for the six months ended June 30, 2025 was due to $233.2 million for repayment of substantially all the 2026 Convertible Notes and $47.7 million for the UDENYCA Buy-out.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the six months ended June 30, 2026, operating cash flows from discontinued operations primarily reflected $42.2 million of payments for TSA related operating assets and liabilities, net. During the six months ended June 30, 2025, operating cash flows of discontinued operations were primarily related to the following adjustments to arrive at operating cash flows: the net gain on UDENYCA Sale of $339.1 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2026, as compared to the critical accounting estimates described in our 2025 Form 10-K. We believe that the critical accounting estimates discussed in the 2025 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated significant operating losses in all the years since our inception except for certain periods that had gains from divestitures and 2020 and 2019. It is uncertain that we will be profitable in future periods, particularly now that the UDENYCA Sale has been consummated, as research and development is expensive and risky. The amount of our future net losses or any future net income will depend, in part, on the amount of our future expenditures offset by the amount of future product sales, including sales of our current product or any other products that may receive regulatory approval. Innovative oncology product development is a highly speculative undertaking and involves a substantial degree of risk.

For example, as of June 30, 2026, we had an accumulated deficit of $1.4 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

We have incurred and anticipate we will continue to incur certain development and commercial expenses for LOQTORZI, the anti-PD-1 antibody we licensed from Junshi Biosciences in 2021, and we have agreed to pay up to $90.0 million for the achievement of certain regulatory approvals and up to $290.0 million for the attainment of certain sales thresholds. The launch of this product and future work to advance our other product candidates through clinical development in combination with toripalimab will be expensive and could result in us continuing to experience future net losses.

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

As of June 30, 2026, our cash, cash equivalents and marketable securities were $105.3 million. We expect that our existing cash and cash equivalents, investments, cash collected from our product sales and cash proceeds from the UDENYCA Sale will be sufficient to fund our current operations for the foreseeable future. We have financed our operations primarily through the sale of equity securities, convertible notes, credit facilities, divestitures, license agreements and through recent product sales of our product.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	our ability to compete in the approved indication for LOQTORZI in nasopharyngeal carcinoma with chemotherapy regimens and with off-label immunotherapy agents in a competitive immuno-oncology market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our product or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our product and product candidates, if approved;
●	the price at which we sell our product;
●	the potential impact of the IRA on the pharmaceutical industry and the market for our product;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

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

As of June 30, 2026, we had 144 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time we may face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

Drug-related side effects could affect patient recruitment for clinical trials, the ability of enrolled patients to complete our studies or result in potential product liability claims. We currently carry product liability insurance and we are required to maintain product liability insurance pursuant to certain of our license agreements. We cannot assure that our product liability coverage will cover in full claims to which we are exposed. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for commercial sale.

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

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through June 30, 2026 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had approximately $105.3 million of cash, cash equivalents and marketable securities as of June 30, 2026 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the second quarter of 2026, three wholesalers individually comprised approximately 42%, 40%, and 16%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter ended June 30, 2026. No shares were surrendered to us in the second quarter of 2026, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)	None.

(b)None.

(c)During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS ONCOLOGY, INC.

Date: August 5, 2026	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)