Form 10-Q
period 2026-09-30
Coherus Oncology, Inc.
filed 2026-11-09
CIK 1512762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, 154,538,277 shares of the registrant’s common stock were outstanding.

COHERUS ONCOLOGY, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that are not statements of historical facts contained in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by words such as “aim,” “anticipate,” “assume,” “attempt,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “seek,” “should,” “strive,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	whether our available cash, cash equivalents and marketable securities, and product sales will be sufficient to fund our planned expenditures and meet our obligations in the future;

●	our ability to continue as a going concern;

●	whether we will be able to continue to maintain or increase sales for our product LOQTORZI® (toripalimab-tpzi);

●	our expectations regarding our ability to develop and commercialize our product candidates;

●	our ability to maintain regulatory approval for our product and our ability to obtain and maintain regulatory approval of our product candidates, if and when approved;

●	our expectations regarding government and third-party payer coverage and reimbursement;

●	our ability to manufacture our product and product candidates in conformity with regulatory requirements and to scale up manufacturing capacity of our product and product candidates for commercial supply;

●	our reliance on third-party contract manufacturers to supply our product candidates and product for us;

●	our expectations regarding the potential market size and the size of the patient populations for our product and product candidates, if approved for commercial use, and expectations regarding our ability to capture a certain percentage of those markets;

●	our expectations about making required future interest and principal payments as they become due in connection with our debt obligations, and our ability to maintain compliance with the covenants in our loan agreement;

●	our financial performance, including, but not limited to, projected net revenue, cost of goods sold, research and development expenses, selling and general administrative expense, and interest expense;

●	the implementation of strategic plans for our business, product and product candidates;

●	the initiation, timing, progress and results of future preclinical and clinical studies and our research and development programs;

●	the likelihood of us receiving either of the $37.5 million payments we are eligible to receive as part of our divestiture of the UDENYCA franchise, depending on post-closing net sales of UDENYCA;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;

●	our expectations regarding the scope or enforceability of third-party intellectual property rights, or the applicability of such rights to our product and product candidates;

●	the cost, timing and outcomes of potential litigation involving our product and product candidates or other aspects of our business;

●	our reliance on third-party contract research organizations to conduct clinical trials of our product candidates;

●	the benefits of the use of our product and product candidates;

●	our expectations about potential risks, disruptions and losses from future cyberattacks and security incidents;

●	the rate and degree of market acceptance of our current or any future product and product candidates;

●	our ability to compete with companies who currently are producing competitor products or will produce them in the future;

●	developments and projections relating to our competitors, our market opportunity and our industry; and

●	the effects of the continuation of the war in Ukraine and conflicts in the Middle East on our business and prospects.

We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A Risk Factors and discussed elsewhere in this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or enter into, except for the acquisition of Surface Oncology, Inc. (“Surface”) to the extent described herein.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock, $0.0001 par value per share (“common stock”) speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Part II, Item 1A Risk Factors and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, before making investment decisions regarding our common stock.

●	We have a limited history of profitability, which we have not maintained and may not achieve again. We currently have only one approved and marketed product, and we have multiple product candidates that are not approved and still in development.
●	Our expected future operating losses and negative operating cash flows, together with our need for additional funding to support planned operations, raise substantial doubt about our ability to continue as a going concern.
●	We continue to be dependent on the ability to raise funds. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development and commercialization efforts or other operations.
●	The commercial success of our existing product or any future products will depend upon the size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national and/or local clinical guidelines/pathways, as well as coverage on third-party payer formularies, can impact our short and long-term financial performance.
●	Our product and our product candidates, even if approved, will remain subject to regulatory scrutiny.
●	Disruptions at the U.S. Food and Drug Administration (“FDA”) and other government agencies caused by funding shortages, staffing limitations, government shut-downs or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and conduct inspections of manufacturing facilities, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
●	Our product, LOQTORZI, faces, and our product candidates, tagmokitug and casdozokitug, if approved, will face, significant competition from other immuno-oncology biologics and other treatment regimens. If we fail to compete effectively, we may not achieve significant market penetration and expansion.
●	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, less costly, easier to administer or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
●	Healthcare reform measures, including the Inflation Reduction Act (“IRA”) and the One Big Beautiful Bill Act (the “OBBBA”), may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product, affect the prices we may set, and have a material adverse effect on our business and results of operations.
●	We are highly dependent on the services of our key executives and personnel, including our President and Chief Executive Officer, Dennis M. Lanfear, and if we are not able to retain these members of our management or recruit additional management, product development, and scientific personnel, our business may suffer.

●	We rely on third parties to conduct our nonclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are subject to a multitude of manufacturing risks and the risks of inaccurately forecasting sales of our product. Any adverse developments affecting the manufacturing operations of our product and product candidates, including the risks associated with transitioning our biomanufacturing processes from an offshoring business model to an onshoring business model, could substantially increase our costs and limit supply for our product and product candidates.
●	The continuation of the war between Russia and Ukraine and conflicts in the Middle East may exacerbate certain risks we face.
●	Our product or our product candidates may cause undesirable side effects or have other properties that could, as applicable, delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed. Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We are heavily dependent on the development, clinical success, regulatory approval and commercial success of our product candidates. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

PART I. FINANCIAL INFORMATION

ITEM 1.              Unaudited Condensed Consolidated Financial Statements

Coherus Oncology, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$53,487	$88,879
Investments in marketable securities	30,142	83,246
Trade receivables, net	13,720	17,815
TSA receivables, net	196	603
Inventory	4,824	3,172
Prepaid manufacturing	5,932	6,758
Other prepaids and current assets	5,826	6,233
Total current assets	114,127	206,706
Property and equipment, net	652	1,345
Inventory, non-current	9,354	—
Intangible assets, net	44,364	46,239
Other assets, non-current	2,607	4,053
Total assets	$171,104	$258,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,506	$9,915
Accrued rebates, fees and reserves	13,746	30,397
TSA payables and accrued liabilities	19,638	65,065
Accrued compensation	11,971	14,579
Accrued and other current liabilities	15,775	20,430
Total current liabilities	75,636	140,386
Term loans, non-current	52,551	37,051
Other liabilities, non-current	17,668	19,892
Total liabilities	145,855	197,329
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock ($0.0001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0 at September 30, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value; shares authorized: 300,000,000; shares issued and outstanding: 154,534,632 and 121,154,925 at September 30, 2026 and December 31, 2025, respectively)	15	12
Additional paid-in capital	1,506,782	1,444,166
Accumulated other comprehensive loss	(287)	(195)
Accumulated deficit	(1,481,261)	(1,382,969)
Total stockholders' equity	25,249	61,014
Total liabilities and stockholders’ equity	$171,104	$258,343

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$14,274	$11,571	$40,891	$29,424
Costs and expenses:
Cost of goods sold	4,092	3,721	12,148	9,769
Research and development	22,606	27,252	65,591	77,914
Selling, general and administrative	21,225	24,931	65,283	76,995
Total costs and expenses	47,923	55,904	143,022	164,678
Loss from operations	(33,649)	(44,333)	(102,131)	(135,254)
Interest expense	(2,781)	(2,325)	(7,290)	(6,752)
Loss on debt extinguishment	(3,363)	—	(3,363)	—
Other income (expense), net	918	2,141	3,627	5,229
Loss from continuing operations before income taxes	(38,875)	(44,517)	(109,157)	(136,777)
Income tax provision	—	—	—	—
Net loss from continuing operations	(38,875)	(44,517)	(109,157)	(136,777)
Net income (loss) from discontinued operations, net of tax (Note 6)	(459)	8,986	10,865	342,444
Net income (loss)	$(39,334)	$(35,531)	$(98,292)	$205,667

Net loss per share from continuing operations - basic and diluted	$(0.25)	$(0.38)	$(0.73)	$(1.18)
Net income (loss) per share from discontinued operations - basic and diluted	$(0.00)	$0.08	$0.07	$2.95
Net income (loss) per share - basic and diluted	$(0.25)	$(0.31)	$(0.66)	$1.77

Weighted-average number of shares used in computing net income (loss) per share:
Basic and diluted	154,970,687	116,229,170	148,796,665	116,056,247

Comprehensive income (loss):
Net income (loss)	$(39,334)	$(35,531)	$(98,292)	$205,667
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(9)	72	(95)	72
Foreign currency translation adjustments, net of tax	3	—	3	—
Comprehensive income (loss)	$(39,340)	$(35,459)	$(98,384)	$205,739

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	121,154,925	$12	$1,444,166	$(195)	$(1,382,969)	$61,014
Net loss	—	—	—	—	(38,327)	(38,327)
Issuance of common stock upon exercise of stock options	56,705	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units ("RSUs")	188,057	—	—	—	—	—
Taxes paid related to net share settlement of RSUs	(72,078)	—	(112)	—	—	(112)
Issuance of common stock under Public Offering, net of issuance costs	32,890,000	3	53,647	—	—	53,650
Stock-based compensation expense	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	(73)	—	(73)
Balances at March 31, 2026	154,217,609	15	1,500,172	(268)	(1,421,296)	78,623
Net loss	—	—	—	—	(20,631)	(20,631)
Issuance of common stock upon exercise of stock options	42,457	—	58	—	—	58
Issuance of common stock under the employee stock purchase plan ("ESPP")	210,297	—	202	—	—	202
Stock-based compensation expense	—	—	2,599	—	—	2,599
Other comprehensive loss, net of tax	—	—	—	(13)	—	(13)
Balances at June 30, 2026	154,470,363	15	1,503,031	(281)	(1,441,927)	60,838
Net loss	—	—	—	—	(39,334)	(39,334)
Issuance of common stock upon exercise of stock options	64,269	—	50	—	—	50
Stock-based compensation expense	—	—	3,701	—	—	3,701
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Balances at September 30, 2026	154,534,632	$15	$1,506,782	$(287)	$(1,481,261)	$25,249

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

Coherus Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income (loss)	$(98,292)	$205,667
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,596	3,028
Stock-based compensation expense	8,650	14,182
Impairment of out-license asset, net	—	1,646
Loss on debt extinguishment	3,363	10,286
(Gain) loss on Sale Transactions, net (Note 6)	1,067	(338,680)
Change in fair value of derivatives	—	12,608
Other non-cash adjustments, net	(11,282)	(5,352)
Changes in operating assets and liabilities:
Trade receivables, net	4,101	101,895
Inventory	(10,942)	(15,994)
Prepaids and other current and non-current assets	1,647	1,453
Accounts payable	4,987	(14,468)
Accrued rebates, fees and reserves	(3,513)	(89,114)
TSA related operating assets and liabilities, net	(45,020)	12,641
Accrued compensation	(3,254)	(4,959)
Accrued and other current and non-current liabilities	(8,103)	(13,636)
Net cash used in operating activities	(153,995)	(118,797)

Investing activities
Purchases of investments in marketable securities	(50,349)	(89,576)
Proceeds from maturities of investments in marketable securities	104,126	1,650
Net cash received related to the Sale Transactions (Note 6)	—	478,681
Milestone payment to Junshi Biosciences	—	(12,500)
Other investing activities, net	(1,100)	(330)
Net cash provided by investing activities	52,677	377,925

Financing activities
Proceeds from 2031 Term Loans, net of debt discount and issuance costs	52,657	—
Proceeds from issuance of common stock under Public Offering, net of issuance costs	53,650	—
Partial repayment of Revenue Purchase and Sale Agreement	—	(47,652)
Proceeds from purchases under the employee stock purchase plan	202	188
Repayment and redemption of 2026 Convertible Notes, including transaction costs	(121)	(233,185)
Repayment of 2029 Term Loan, including premiums and fees	(40,661)	—
Other financing activities, net	53	(1,137)
Net cash provided by (used in) financing activities	65,780	(281,786)

Net decrease in cash, cash equivalents and restricted cash	(35,538)	(22,658)
Cash, cash equivalents and restricted cash at beginning of period	89,119	126,250
Cash, cash equivalents and restricted cash at end of period	$53,581	$103,592

See accompanying notes to these condensed consolidated financial statements.

Coherus Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Organization

Coherus Oncology, Inc. (the “Company” or “Coherus”) is a fully integrated commercial-stage innovative oncology company with an approved next-generation programmed death receptor-1 (“PD-1”) inhibitor, LOQTORZI® (toripalimab-tpzi), and a pipeline that includes two mid-stage clinical candidates targeting esophageal, liver, and prostate cancers. The Company’s strategy is to grow sales of LOQTORZI in Nasopharyngeal Carcinoma (“NPC”) while advancing the development of its two pipeline candidates in combination with LOQTORZI, and through strategic partnerships. The Company has global rights to both its clinical-stage candidates and intends to explore transactions, including ex-U.S. licensing, as clinical data emerges for these candidates.

The UDENYCA Sale in April 2025 represented the last and most significant divestiture of the Company’s biosimilar businesses, which comprised the UDENYCA, YUSIMRY and CIMERLI franchises. Accordingly, the associated results of operations have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. Refer to Note 6. Discontinued Operations for more information.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities that totaled $83.6 million. The Company has funded its operations primarily through the sale of the Company’s common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, proceeds from the Sale Transactions (as defined below), and sales of the Company’s products. Since inception, the Company has generally incurred losses and generated negative cash flows from operations, resulting in an accumulated deficit of $1.5 billion as of September 30, 2026.

Based on the Company’s current operating plan and available liquidity, it may exhaust its existing cash resources within one year after the date that these unaudited condensed consolidated financial statements are issued unless it generates additional cash flows from operations, raises additional capital, implements further cost-reduction measures or other strategic actions, or achieves a combination of these actions. Further, the Company expects it will require additional financing through equity and/or debt financing, collaborations, licensing arrangements or other sources to fully develop, obtain regulatory approval for and commercialize its existing product candidates. The continuation of the Company’s business as a going concern is dependent upon these factors and eventually attaining and maintaining profitable operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

Management’s plans to address these conditions include deprioritizing certain tagmokitug clinical indications, the implementation of a cost reduction plan, including decreasing headcount, pursuing receipt of an Earnout Payment (as defined below) from the Intas Parties (as defined below), accelerating LOQTORZI sales, and raising additional equity capital as needed. After considering these plans and the guidance within ASC 205-40, the Company concluded that substantial doubt about its ability to continue as a going concern had not been alleviated for the one-year period following the issuance of these condensed consolidated financial statements.

In performing its evaluation, management excluded certain elements of its operating plan that were not entirely within the Company’s control or otherwise could not be considered probable. These included the potential future receipt of either Earnout Payment (as defined below), funding from future equity or debt and other plans that have not been fully implemented as of the date the financial statements are issued.

The Company's expected future operating losses and negative cash flows, together with its need for additional funding to support planned operations, raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that these unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Restricted Cash

As of September 30, 2026 and December 31, 2025, restricted cash consisted of a $0.1 million deposit for a letter of credit provided to secure a lease obligation, which was included in other assets, non-current in the condensed consolidated balance sheets.

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

Royalty and Other Revenue Recognition

Royalty revenue from licensees, which is based on sales to third parties of licensed products, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) and is classified in other revenue within net revenue. In arrangements where the Company acts as an agent, these transactions are recognized on a net basis in the Company's condensed consolidated statements of operations. The royalty term of the arrangement that generated the Company’s primary source of royalty revenue expired in October 2026.

Recent Accounting Pronouncements

The following accounting pronouncement was adopted by the Company:

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The standard refines the scope of Topic 815 by providing an exception for certain contracts with underlyings based on the operations or activities of one of the parties to the contract and clarifies the accounting for share-based noncash consideration received from a customer in a revenue contract. The Company early adopted ASU 2025-07 prospectively as of September 30, 2026, and the adoption did not have a material impact on the Company's condensed consolidated financial statements.

The following are recent accounting pronouncements that the Company has not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose certain disaggregated costs and expenses on an annual and interim basis in the notes to the financial statements. It also requires disclosure of the total amount of selling expenses, and the Company’s definition of selling expenses. The Company is currently evaluating the disclosure requirements of this standard and any changes to processes and controls that may be necessary to support adoption. The Company expects the guidance to enhance its financial statement disclosures with additional information, but does not expect adoption to have an impact on its condensed consolidated financial position, results of operations, or cash flows. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective or retrospective basis.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2.        Revenue

The Company launched LOQTORZI in January 2024, and all related net product revenue was generated in the United States. Net revenue for sales of UDENYCA, YUSIMRY and CIMERLI are classified within discontinued operations (refer to Note 6. Discontinued Operations). The royalty term of the arrangement that generated the Company’s primary source of royalty revenue, which is classified in other revenue, expired in October 2026. The Company’s net revenue from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
LOQTORZI	$14,009	$11,169	$39,425	$28,476
Other revenue	265	402	1,466	948
Total net revenue	$14,274	$11,571	$40,891	$29,424

For continuing operations, gross product revenues by significant customers as a percentage of total gross product revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
McKesson Corporation	40%	44%	40%	44%
Cencora, Inc.	39%	31%	40%	35%
Cardinal Health, Inc.	20%	23%	19%	19%

Product Sales Discounts and Allowances

The total provision related to sales made in the prior period was a favorable credit of $0.1 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, with substantially all of the third quarter 2025 amount attributable to discontinued operations. Chargebacks and discounts for prompt payment are recorded as a reduction in trade receivables, and the remaining reserve balances are classified as current liabilities on the condensed consolidated balance sheets.

In connection with the sales of the CIMERLI ophthalmology and the YUSIMRY franchises in 2024 and the UDENYCA franchise in 2025, the Company retained and continued to be responsible for sales discounts and allowance liabilities incurred prior to March 1, 2024 for CIMERLI, June 26, 2024 for YUSIMRY and April 11, 2025 for UDENYCA.

Sales discounts and allowances incurred on behalf of the respective counterparties following the close of the Sale Transactions (as defined below) in accordance with the Company’s Transition Services Agreement (the “CIMERLI TSA”) with Sandoz Inc. (“Sandoz”) for CIMERLI, the Company’s Transition Services Agreement (the “YUSIMRY TSA”) with Hong Kong King-Friend Industrial Company Ltd. for YUSIMRY and the Company’s Transition Services Agreement with Intas Pharmaceuticals Ltd. (“Intas”) (the “UDENYCA TSA” and, together with the CIMERLI TSA and the YUSIMRY TSA, collectively the “TSA” or the “TSAs”) for UDENYCA are reflected within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets and are excluded from the below table (see Note 6. Discontinued Operations).

The activities and ending reserve balances for each significant category of discounts and allowances that constitute variable consideration were as follows:

	Nine Months Ended September 30, 2026
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2025	$2,446	$20,323	$10,074	$32,843
Provision related to sales made in:
Current year	9,396	1,878	2,432	13,706
Prior years - increase (decrease)	(414)	(10,985)	(846)	(12,245)
Payments and customer credits issued	(8,497)	(5,303)	(3,827)	(17,627)
Balances at September 30, 2026	$2,931	$5,913	$7,833	$16,677

	Nine Months Ended September 30, 2025
	Chargebacks		Other Fees,
	and Discounts		Co-pay
	for Prompt		Assistance
(in thousands)	Payment	Rebates	and Returns	Total
Balances at December 31, 2024	$110,778	$123,738	$41,129	$275,645
Provision related to sales made in:
Current year	194,158	45,607	31,837	271,602
Prior years - increase (decrease)	(3,439)	(8,908)	(1,530)	(13,877)
Payments and customer credits issued	(298,681)	(106,627)	(58,236)	(463,544)
Balances at September 30, 2025	$2,816	$53,810	$13,200	$69,826

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

The Revenue Participation Right Purchase and Sale Agreement (the “Revenue Purchase and Sale Agreement”), dated as of May 8, 2024 among the Company and Coduet Royalty Holdings, LLC, as administrative agent and each buyer named in an annex thereto (collectively, the “Purchaser Group”) (see Note 8. Financial Liabilities) contained an embedded derivative that met the criteria to be bifurcated and accounted for separately from the Revenue Purchase and Sale Agreement (the "Royalty Fee Derivative Liability"). To estimate the fair value, the Company uses Monte Carlo simulation models that require the use of Level 3 unobservable inputs, primarily the amount and timing of our expected future revenue, the estimated volatility of these revenues, the discount rate corresponding to the risk of revenue, and the probability of certain events. During the three and nine months ended September 30, 2026, the fair value of the Royalty Fee Derivative Liability did not materially change. During the three and nine months ended September 30, 2025, the Company recognized no charge and a $12.6 million charge, respectively, for the change in estimated fair value. The charge for the year to date period in 2025 included $11.8 million related to UDENYCA classified within discontinued operations and $0.8 million related to LOQTORZI and recorded in other income (expense), net on the condensed consolidated statements of operations. In connection with the UDENYCA Sale, the UDENYCA portion of the Royalty Fee Derivative Liability was derecognized.

Financial liabilities related to long-term debt obligations are summarized in Note 8. Financial Liabilities. Other financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements
	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$46,879	$5,483	$—	$52,362
Marketable debt securities:
U.S. treasury securities	13,474	—	—	13,474
Commercial paper and corporate notes	—	16,668	—	16,668
Total	$60,353	$22,151	$—	$82,504
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
Term A Loan derivative liability	—	—	500	500
Total	$—	$—	$1,990	$1,990

	Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents(1)	$78,278	$1,708	$—	$79,986
Marketable debt securities:
U.S. government agency securities	3,803	—	—	3,803
U.S. treasury securities	42,303	—	—	42,303
Commercial paper and corporate notes	—	37,140	—	37,140
Total	$124,384	$38,848	$—	$163,232
Financial Liabilities:
Royalty Fee Derivative Liability	$—	$—	$1,490	$1,490
(1)	Cash equivalents may include the following: money market funds, U.S. treasury securities, commercial paper or corporate notes with original maturities of 90 days or less.

The cost, unrealized gains or losses, and fair value by investment type are summarized as follows:

	September 30, 2026
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$43,879	$—	$—	$43,879
U.S. treasury securities	16,481	—	(7)	16,474
Commercial paper and corporate notes	22,159	—	(8)	22,151
Total	$82,519	$—	$(15)	$82,504

	December 31, 2025
(in thousands)	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Money market funds	$78,278	$—	$—	$78,278
U.S. government agency securities	3,800	3	—	3,803
U.S. treasury securities	42,257	46	—	42,303
Commercial paper and corporate notes	38,817	31	—	38,848
Total	$163,152	$80	$—	$163,232

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any expected credit losses. As of September 30, 2026, the remaining contractual maturities of available-for-sale securities were less than one year, and the average maturity of investments upon acquisition was approximately four months. The Company expects to collect all contractual principal and interest payments and does not intend to sell these investments before recovery of their amortized cost basis. The accrued interest receivable on available-for-sale marketable securities was immaterial at September 30, 2026 and December 31, 2025.

4.       Inventory and Prepaid Manufacturing

Inventory consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Work in process	$7,112	$—
Finished goods	7,066	3,172
Total	$14,178	$3,172

Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the portion of total inventory recorded as non-current was $9.4 million and $0.0 million, respectively.

Prior to the regulatory approvals of product candidates, the Company has incurred costs for the manufacture of drug product that could potentially be available to support the commercial launches of the products. Inventory costs are capitalized when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization and marketplace trends. During the three months ended March 31, 2026, the Company commenced the capitalization of inventory costs associated with LOQTORZI produced in the United States, because the manufacturing of the drug substance received regulatory approval and the attainment of remaining approvals has been considered probable.

Prepaid manufacturing of $5.9 million as of September 30, 2026 included $3.4 million for manufacturing services of LOQTORZI and $2.5 million for research and development. Prepaid manufacturing of $6.8 million as of December 31, 2025 included $4.3 million for manufacturing services of LOQTORZI and $2.4 million for research and development.

5.       Balance Sheet Components

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Finite-lived assets, net of accumulated amortization of $6,875 and $5,000 as of September 30, 2026 and December 31, 2025, respectively	$18,125	$20,000
Indefinite-lived assets - in-process research and development	26,239	26,239
Total Intangible assets, net	$44,364	$46,239

Amortization expense related to finite-lived intangible assets was $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The exclusive out-license of GSK4381562 to GlaxoSmithKline Intellectual Property No. 4 Limited (“GSK”), acquired in connection with the Company’s September 2023 acquisition of Surface Oncology, Inc. (the “Surface Acquisition”), was terminated by GSK with an effective date of December 16, 2025. As a result, during the third quarter of 2025, the Company recognized a net impairment charge of $1.6 million in selling, general and administrative expenses in the condensed consolidated statements of operations relating to the write-off of the net carrying value of the GSK out-license intangible asset of $2.1 million and the final remeasurement of the contingent value right liability related to GSK4381562 of $0.5 million to its fair value of zero.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Accrued commercial and research and development manufacturing	$1,869	$7,349
Lease liabilities, current	1,946	1,828
Accrued other	11,960	11,253
Total Accrued and other current liabilities	$15,775	$20,430

Other Liabilities, Non-current

Other liabilities, non-current consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Deferred tax liability	$1,102	$1,102
Revenue participation liability, non-current (Note 8)	15,052	14,028
Royalty fee derivative liability (Note 3)	1,490	1,490
Lease liabilities, non-current	—	1,457
Other	24	1,815
Total Other liabilities, non-current	$17,668	$19,892

6.      Discontinued Operations

On December 2, 2024, the Company and Intas entered into an asset purchase agreement (the “UDENYCA Purchase Agreement”), pursuant to which the Company agreed to divest the UDENYCA franchise (the “UDENYCA Business”) to Intas (the “UDENYCA Sale”). Intas designated Accord BioPharma, Inc., an indirect wholly owned subsidiary of Intas (“Accord” and, together with Intas, the “Intas Parties”) to purchase the physical assets, including product inventory. On April 11, 2025 (the “UDENYCA Closing Date”), the Company completed the divestiture of the UDENYCA Business to Intas for upfront, all-cash consideration of $483.4 million, inclusive of $118.4 million for UDENYCA product inventory. For the year ended December 31, 2025, the Company recognized a net gain on the UDENYCA Sale of $338.3 million, which included the cash receipts less net assets transferred to Accord or otherwise derecognized, and transaction expenses of $10.7 million. The Company is eligible to receive two additional payments of $37.5 million each (together, the “Earnout Payments”). The first such payment is payable by Intas to the Company if net sales (as defined in the UDENYCA Purchase Agreement, “Net Sales”) of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to the Company if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. The Net Sales reported to the Company by the Intas Parties from July 1, 2025 through September 30, 2026 came very close to meeting the threshold for the first Earnout Payment. The Company is exercising its audit and other contractual rights to assess the Intas Parties’ report.

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

The following table presents a summary of discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net revenue	$—	$10,663	$11,925	$65,891
Costs and expenses:
Cost of goods sold	(81)	287	(26)	26,184
Research and development	3	564	13	726
Selling, general and administrative	138	326	(25)	9,809
Total costs and expenses	60	1,177	(38)	36,719
Income (loss) from operations	(60)	9,486	11,963	29,172
Interest expense	—	—	—	(3,484)
Gain (loss) on Sale Transactions, net	(368)	(422)	(1,067)	338,680
Loss on debt extinguishment	—	—	—	(10,286)
Other income (expense), net	(31)	(78)	(31)	(11,638)
Net income (loss) from discontinued operations before income taxes	(459)	8,986	10,865	342,444
Income tax provision	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$(459)	$8,986	$10,865	$342,444

Net revenue from discontinued operations by product was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
UDENYCA	$—	$10,663	$10,594	$65,315
CIMERLI	—	—	1,329	533
YUSIMRY	—	—	2	43
Total net revenue from discontinued operations	$—	$10,663	$11,925	$65,891

For the nine months ended September 30, 2026, net revenue was primarily driven by favorable adjustments to prior period estimates.

Assets of discontinued operations were entirely derecognized as of April 11, 2025.

The following table presents the balance sheet classifications of assets and liabilities that were related to the Company’s divested biosimilar businesses but did not transfer to any of the buyers in the Sale Transactions, and thus were not classified as discontinued operations:

	September 30,	December 31,
(in thousands)	2026	2025
Assets
Trade receivables, net (1)	$(1,618)	$(3,199)
Liabilities
Accrued rebates, fees and reserves	$11,066	$27,781
(1)	Chargebacks and discounts for prompt payment are classified as a reduction in trade receivables.

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2026, operating cash flows from discontinued operations primarily reflected $45.0 million of payments for TSA related operating assets and liabilities, net. During the nine months ended September 30, 2025, operating cash flows of discontinued operations were primarily from net income, adjusted for the following transactions: the net gain on UDENYCA Sale of $338.7 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million.

In connection with the Sale Transactions, the Company entered into separate TSAs with each of the buyers pursuant to which the Company has been providing certain business support services which have included billings, collections, and the remittance of rebates to ensure business continuity for patients and customers for specified periods. Under each of the TSAs, the Company is entitled to be reimbursed for its costs. Such reimbursements were nominal for the three and nine months ended September 30, 2026, and $0.5 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and were recorded as a reduction to operating expenses or in other income (expense), net in the condensed consolidated statements of operations based on the nature of the payment.

7.       Collaborations and Other Arrangements

In-Licensing Agreement

Junshi Biosciences

On February 1, 2021, we entered into the Collaboration Agreement with Junshi Biosciences Co., Ltd. (“Junshi Biosciences”) for the co-development and commercialization of toripalimab, Junshi Biosciences’ anti-PD-1 antibody in the United States and Canada (the “Collaboration Agreement”).

The accrued royalty obligation to Junshi Biosciences was $2.8 million and $4.7 million as of September 30, 2026 and December 31, 2025, respectively. The additional milestone payments, option fee for IL-2 cytokine, and royalties are contingent upon future events and, therefore, will be recorded if and when it becomes probable that a milestone will be achieved, or when an option fee or royalties are contractually payable.

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

Vaccinex License Agreement

On March 23, 2021, Surface and Vaccinex, Inc. (“Vaccinex”) entered into the Vaccinex License Agreement which provides the Company a worldwide, exclusive, sublicensable license to make, have made, use, sell, offer to sell, have sold, import, and otherwise exploit Vaccinex Licensed Products, including the antibody tagmokitug, targeting CCR8. Under the Vaccinex License Agreement, the Company is obligated to use commercially reasonable efforts to develop, clinically test, achieve regulatory approval, manufacture, market and commercialize at least one Vaccinex Licensed Product.

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

8.       Financial Liabilities

A summary of the Company’s debt obligations as of the dates indicated, including the level within the fair value hierarchy (see Note 3. Fair Value Measurements), is as follows:

(in thousands)	Principal Amount	Unamortized Debt Discount and Debt Issuance Costs	Net Carrying Value	Estimated Fair Value	Level
Financial Liabilities:
At September 30, 2026
2031 Term Loans	$55,000	$(2,949)	$52,051	$52,051	Level 2*
At December 31, 2025
2029 Term Loan	$38,660	$(1,609)	$37,051	$37,051	Level 2**
2026 Convertible Notes	$121	$—	$121	$119	Level 2***

*	The principal amounts outstanding are subject to variable interest rates, which are based on the Prime Rate, subject to a floor of 6.75%, plus a fixed percentage. Therefore, the Company believes the carrying amount of these obligations approximates their fair value.
**

The principal amounts outstanding are subject to variable interest rates, which are based on three-month SOFR plus fixed percentages. Therefore, the Company believes the carrying amount of these obligations approximates their fair value.

***

The fair value was influenced by interest rates, the Company’s stock price and stock price volatility and was determined by prices observed in market trading. Since the market for trading of the 2026 Convertible Notes was not considered to be an active market, the estimated fair value was based on Level 2 inputs.

2031 Term Loans

On August 12, 2026, the Company, together with certain wholly owned subsidiaries of the Company, entered into a Loan and Security Agreement (the “2031 Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, as collateral agent, and the other lenders signatory thereto (collectively, the “Lenders”), pursuant to which the Lenders agreed to provide a senior secured term loan facility of $55.0 million (the “Term A Loan”) that matures on August 14, 2031. On August 14, 2026 (“Term A Funding Date”), the Company drew the full amount of the Term A Loan. The Term A Loan proceeds were used to repay all obligations under the Company’s 2029 Term Loan (as defined below) with the remainder used for working capital and to fund general business requirements.

The Company has the option, but not the obligation, to draw an additional $25.0 million (the “Term B Loan”) and, subject to lender approval, an additional $20.0 million (the “Term C Loan”) (together with the Term A Loan, collectively, the “2031 Term Loans”). If the Company achieves specified revenue and market capitalization targets (the “Term B Milestone”), the Term B Loan may be drawn from September 1, 2027 through April 30, 2028.

The amounts borrowed under the 2031 Loan Agreement accrue interest at a floating per annum rate equal to 4.15% plus the greater of (i) the Prime Rate and (ii) 6.75%. The interest rate resets each time the Prime Rate changes, effective immediately. The 2031 Loan Agreement provides for interest-only payments on a monthly basis for 36 months commencing September 1, 2026. The interest-only period may be extended to 48 months if the Company achieves the Term B Milestone before August 14, 2029. Following the interest-only period, the Company will make consecutive equal monthly payments of principal, together with interest in arrears, over the remaining term of the 2031 Loan Agreement.

The Company may prepay the 2031 Term Loans in full or in part. All prepayments prior to the maturity date will be subject to a prepayment fee of (a) 5.0% of the principal amount of the 2031 Term Loans so prepaid, plus the amount of interest that would have accrued on such prepaid amount through the first anniversary of the Term A Funding Date, if paid on or prior to such first anniversary; (b) 4.0% of the principal amount of the 2031 Term Loans so prepaid if paid after the first anniversary and on or prior to the second anniversary of the Term A Funding Date; (c) 3.0% of the principal amount of the 2031 Term Loans so prepaid if paid after the second anniversary and on or prior to the third anniversary of the Term A Funding Date; and (d) 0.0% of the principal amount of the 2031 Term Loans so prepaid if paid after the third anniversary of the Term A Funding Date.

Upon the earliest to occur of (i) the maturity date, (ii) the acceleration of the 2031 Term Loans or (iii) the prepayment of the 2031 Term Loans, the Company is also required to pay a final fee equal to 4.0% of the aggregate principal amount of the 2031 Term Loans funded (the “Final Fee”) (or, in the event of a partial voluntary prepayment, the aggregate principal amount of the 2031 Term Loans subject to such prepayment). The Final Fee increases to 10.0% if the Company begins an insolvency proceeding and receives debtor-in-possession financing from certain financiers. The Final Fee premium is being accreted through a charge to interest expense.

The 2031 Term Loans are secured by a lien on substantially all of the Company’s assets, including intellectual property, subject to certain exclusions and exceptions. The 2031 Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including a financial covenant requiring the Company to maintain minimum liquidity of $15.0 million, which may increase based on certain circumstances, including an increase to 50% of the aggregate principal amount of the funded 2031 Term Loans if the Company’s market capitalization (as defined in the 2031 Loan Agreement) is $130.0 million or less prior to the funding of the Term B Loan and $160.0 million thereafter. The Company was in compliance with the applicable covenants as of September 30, 2026.

The Term A Loan contains an embedded derivative that was bifurcated from the debt host instrument and is accounted for separately at fair value. The embedded derivative is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of the embedded derivative was $0.5 million at issuance and as of September 30, 2026.

The Company is required to pay a facility fee equal to 1.5% of the aggregate principal amount of each Term Loan funded on the applicable funding date. In connection with the closing of Term A Loan, the Company incurred $3.4 million of debt discount and issuance costs, consisting of a $0.5 million debt discount attributable to the embedded derivative and $2.9 million of financing fees and other issuance costs, including $0.3 million allocated to the Term B Loan. Of the total amount, $3.1 million was allocated to the Term A Loan and was recorded as a reduction to the carrying value of the 2031 Term Loans on the condensed consolidated balance sheets. The discount and issuance costs are amortized into interest expense using the effective interest method over the five-year contractual term, resulting in an effective interest rate of 13.6% as of September 30, 2026. Until the Term B Loan is drawn, the associated debt issuance costs are deferred as assets and amortized into interest expense using the straight-line method from August 14, 2026 through April 30, 2028. For the three and nine months ended September 30, 2026, interest expense on the 2031 Term Loans was $0.9 million.

Assuming the September 30, 2026 interest rate of 11.2%, future payments on the 2031 Term Loans as of September 30, 2026 are as follows:

Year ending December 31, (in thousands)
Remainder of 2026 - interest only	$1,523
2027 - interest only	6,133
2028 - interest only	6,149
2029 - principal and interest	14,810
2030 - principal and interest	30,200
2031 - principal and interest	20,707
Final Fee	2,200
Total minimum payments	81,722
Less amount representing interest and Final Fee	(26,722)
2031 Term Loans, gross	55,000
Less unamortized debt discount and debt issuance	(2,949)
Net carrying amount of 2031 Term Loans (1)	$52,051

(1)	Excludes a related embedded derivative of $0.5 million which is presented within Term loans, non-current on the condensed consolidated balance sheets.

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

The 2029 Term Loan was scheduled to mature on May 8, 2029, and bore interest at an annual rate equal to three-month SOFR plus 8.0%, with interest-only payments due quarterly. Interest expense on the 2029 Term Loan was $0.7 million and $3.1 million for the three and nine months ended September 30, 2026, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2025, respectively.

On August 14, 2026, in connection with entering into the 2031 Term Loans, the Company repaid in full all outstanding indebtedness and terminated all commitments under the 2029 Term Loan. The transaction was accounted for as an extinguishment of debt. The August 14, 2026 payoff amount of $41.2 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the principal amount and lender fees. During the quarter ended September 30, 2026, the Company recorded a $3.4 million loss on debt extinguishment in the condensed consolidated statements of operations for continuing operations for the payoff of the 2029 Term Loan, which included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, and lender fees.

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

The Revenue Purchase and Sale Agreement contains certain covenants, and the Company was in full compliance with the agreement as of September 30, 2026.

The Revenue Purchase and Sale Agreement contains an embedded derivative that meets the criteria to be bifurcated and accounted for as a freestanding instrument subject to derivative accounting. The allocation of the Revenue Purchase Price to the embedded derivative resulted in a $9.2 million discount on the revenue participation liability at inception. Additionally, there was $1.4 million in issuance costs. The discount and issuance costs are amortized to interest expense over the estimated term of the Revenue Purchase and Sale Agreement using the effective interest method. In connection with the UDENYCA Buy-out, the unamortized portion of the discount and issuance costs related to UDENYCA was derecognized. The effective interest rate was 25.5% for the LOQTORZI portion at September 30, 2026. For additional details on the Royalty Fee Derivative Liability, see Note 3. Fair Value Measurements.

A summary of the revenue participation liability is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Revenue participation liability	$17,033	$16,524
Less: unamortized discount and issuance costs	(1,981)	(2,496)
Net carrying value(1)	$15,052	$14,028
(1)	Included in other liabilities, non-current.

The following table summarizes the activity within the revenue participation liability for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at January 1	$14,028	$28,743
Royalty payments	(1,889)	(2,675)
Interest expense recognized(1)	2,913	4,841
Portion derecognized in connection with the UDENYCA Buy-out	—	(17,283)
Balance at September 30	$15,052	$13,626
(1)	For the three and nine months ended September 30, 2026, $0.9 million and $2.9 million, respectively, was presented in continuing operations. For the three months ended September 30, 2025, interest expense was $1.0 million for continuing operations. For the nine months ended September 30, 2025, interest expense was $2.9 million for continuing operations and $1.9 million for discontinued operations.

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

On April 15, 2025, the Company paid $170.0 million in cash to repurchase $170.0 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. On May 15, 2025, pursuant to the Fundamental Change Repurchase Right (as defined in the indenture, dated as of April 17, 2020, between the Company and U.S. Bank Trust Company, National Association, as trustee), the Company repurchased $59.9 million aggregate principal amount of the 2026 Convertible Notes, at a cash repurchase price of $59.9 million, which amount was equivalent to 100% of the principal amount of the repurchased notes, together with the accrued and unpaid interest. In connection with the repurchases, the Company recorded a $4.7 million loss on debt extinguishment which is classified within discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The charge included the write-off of the remaining debt discount and debt issuance costs and related transaction fees. The 2026 Convertible Notes were fully repaid in April 2026 at maturity.

The annual effective interest rate was 2.1% for the 2026 Convertible Notes, and the following table presents the components of interest expense which have been presented within discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Stated coupon interest	$—	$—	$—	$1,072
Amortization of debt discount and debt issuance costs	—	—	—	423
Total interest expense	$—	$—	$—	$1,495

9.       Commitments and Contingencies

Purchase Commitments

The Company entered into agreements with certain vendors to secure raw materials and certain contract manufacturing organizations (“CMOs”) to manufacture products. As of September 30, 2026, the Company had $5.3 million of non-cancelable purchase commitments, consisting of $1.6 million for the fourth quarter of 2026 and $3.7 million for 2027.

In connection with the divestiture of the UDENYCA Business, the Company has certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, the Company may be required to pay Accord for replacing certain inventory in specified circumstances. The Company’s maximum potential exposure under this obligation is approximately $5.9 million. As of September 30, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. The Company will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

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

Contingent Value Rights

On August 17, 2026, the Company declared a special dividend of contingent value rights (“Biosimilar CVRs”). The Biosimilar CVRs were distributed on a pro rata basis to stockholders of record of the Company’s common stock as of September 30, 2026 (the “Record Date”).  Each Biosimilar CVR represents the right to receive a pro rata share of any net cash proceeds, and the net cash value of any other consideration, actually received by the Company from third parties in connection with the sale, license or other disposition of the remaining assets associated with the Company’s former biosimilars business, including patents and intellectual property, royalties under an existing license agreement, cell lines, and related materials such as laboratory notebooks, regulatory filings, and product samples (collectively, the “Legacy BioSim Assets”).  The Company has initiated the process to market and sell the Legacy BioSim Assets and has retained Oppenheimer & Co. Inc. to serve as its financial advisor in connection with the sale.

Biosimilar CVR payments, if any, will be calculated based on net cash proceeds actually received by the Company related to the Legacy BioSim Assets during the Biosimilar CVR term, which begins on October 7, 2026 and ends on October 7, 2028. The 2031 Loan Agreement contains certain restrictions on the disposition of the Legacy BioSim Assets and payments under the Biosimilar CVR agreement.

No material amounts have been recorded in the accompanying condensed consolidated financial statements related to the Biosimilar CVRs as of September 30, 2026.

10.       Stockholders’ Equity

Sales Agreements

On November 8, 2022, the Company entered into a sales agreement, as amended, with Cowen and Company, LLC (“TD Cowen”) (“TD Cowen Sales Agreement”), pursuant to which (and subject to applicable law) the Company could issue and sell from time to time up to $92.5 million of its common stock, including the common stock already sold, through or to TD Cowen as the Company’s sales agent or principal under the TD Cowen Sales Agreement. No shares were sold under the TD Cowen Sales Agreement during the nine months ended September 30, 2026 or 2025. As of August 28, 2026, the Company terminated the TD Cowen Sales Agreement.

On August 28, 2026, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) (“Leerink Sales Agreement”), pursuant to which (and subject to applicable law) the Company may offer and sell from time to time up to $50.0 million of its common stock, through or to Leerink as the Company’s sales agent or principal under the Leerink Sales Agreement.  There were no shares sold under the Leerink Sales Agreement during the three and nine months ended September 30, 2026.  As of September 30, 2026, the Company had $50.0 million of its common stock remaining available for sales under the Leerink Sales Agreement.

Private Placement

On October 21, 2025, the Company sold to certain unaffiliated third-party investors (i) an aggregate of 4,634,995 shares of our common stock and (ii) warrants (the “PIPE Warrants”) to purchase an aggregate of 463,498 shares of common stock, each for an exercise price of $0.01 per share, for an aggregate purchase price of $8.0 million (collectively, the “Private Placement”) and net proceeds were $7.9 million. The PIPE Warrants may be exercised at any time on or before October 21, 2030. There was no exercise activity during the nine months ended September 30, 2026, and all PIPE Warrants remained outstanding as of September 30, 2026. The PIPE Warrants are subject to appropriate adjustment in the event of share dividends, stock splits, reorganizations or similar events affecting our common stock.

The Company determined that the PIPE Warrants issued to investors are indexed to its own stock and meet the requirements for equity classification. Accordingly, the fair value of the PIPE Warrants was recorded as a component of additional paid-in capital within stockholders’ equity and is not subject to subsequent remeasurement.

Public Offering

On February 12, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc. as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell an aggregate of 28,600,000 shares (the “Firm Shares”) of its common stock to the Underwriters (the “Public Offering”). Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, for 30 days from the date of the Underwriting Agreement, solely for the purpose of covering over-allotments, if any, to purchase up to an additional 4,290,000 shares of Common Stock (the “Optional Shares,” and together with the Firm Shares, the “Offering Shares”). The price to the public in the Public Offering was $1.75 per share. The Underwriters agreed to purchase the Offering Shares from the Company pursuant to the Underwriting Agreement at a price of $1.645 per share.

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

The incremental fair value associated with the Repricing was $6.3 million, as determined using the Black-Scholes model. This amount is being recognized as stock-based compensation expense on a straight-line basis through May 29, 2027, the end of the retention period, subject to adjustment for forfeitures. For the three and nine months ended September 30, 2026, the Company recognized incremental stock-based compensation expense of $1.5 million and $2.0 million, respectively, associated with the Repricing.

The following table summarizes the classification of stock-based compensation expense in the Company’s condensed consolidated statements of operations related to employees and non-employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold (1)	$6	$4	$15	$372
Research and development	999	1,316	2,307	5,157
Selling, general and administrative	2,677	2,069	6,328	8,653
Stock-based compensation subtotal	3,682	3,389	8,650	14,182
Less: Stock-based compensation from discontinued operations	—	(67)	—	(647)
Total stock-based compensation expense from continuing operations	$3,682	$3,322	$8,650	$13,535

Total stock-based compensation expense capitalized into inventory	$25	$19	$79	$305

(1)	Stock-based compensation capitalized into inventory is recognized as cost of goods sold when the related product is sold.

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

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net loss from continuing operations	$(38,875)	$(44,517)	$(109,157)	$(136,777)
Weighted-average common shares outstanding, basic and diluted	154,970,687	116,229,170	148,796,665	116,056,247
Net loss per share from continuing operations, basic and diluted	$(0.25)	$(0.38)	$(0.73)	$(1.18)

Net income (loss) from discontinued operations, net of tax	$(459)	$8,986	$10,865	$342,444
Weighted-average common shares outstanding, basic and diluted	154,970,687	116,229,170	148,796,665	116,056,247
Net income (loss) per share from discontinued operations, basic and diluted	$(0.00)	$0.08	$0.07	$2.95

Net income (loss)	$(39,334)	$(35,531)	$(98,292)	$205,667
Weighted-average common shares outstanding, basic and diluted	154,970,687	116,229,170	148,796,665	116,056,247
Net income (loss) per share, basic and diluted	$(0.25)	$(0.31)	$(0.66)	$1.77

For the three and nine months ended September 30, 2026, the PIPE Warrants issued in the Private Placement to purchase the Company’s common stock were included in the basic and diluted earnings per share calculation because their exercise price was non-substantive.

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

The following outstanding dilutive potential shares were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options, performance stock options and shares subject to ESPP	31,809,554	30,696,755	31,900,483	30,489,269
Restricted stock units	1,714,089	210,822	1,513,444	270,205
Shares issuable upon conversion of 2026 Convertible Notes	—	6,283	—	6,283
Total	33,523,643	30,913,860	33,413,927	30,765,757

In connection with the Surface Acquisition, the Company entered into the Contingent Value Rights Agreement, dated September 8, 2023, by and among the Company and Computershare Inc. and its affiliate Computershare Trust Company, N.A., together, as the rights agent thereunder (the “Surface CVR Agreement”). The amounts in the table above exclude any shares contingently issuable pursuant to the Surface CVR Agreement because the conditions that could result in a payment becoming due were not met.

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

Overview

We are a fully integrated commercial-stage innovative oncology company with an approved next-generation PD-1 inhibitor, LOQTORZI, and a pipeline that includes two mid-stage clinical candidates targeting esophageal, liver, and prostate cancers. Our strategy is to grow sales of LOQTORZI in NPC while advancing the development of our two pipeline candidates in combination with LOQTORZI and/or with other novel agents, and through strategic partnerships. We have global rights to both our clinical-stage candidates and intend to explore transactions, including ex-U.S. licensing, as clinical data emerges for these candidates.

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

Further evaluation of LOQTORZI is expected through multiple current and planned clinical studies by us and our partners. We have a post marketing commitment study active and enrolling patients in locations in the U.S. and Canada in order to further evaluate the efficacy of toripalimab in combination with chemotherapy (cisplatin and gemcitabine) in patients with advanced NPC (clinicaltrials.gov identifier# NCT06457503). Junshi

Biosciences is currently enrolling in a multiregional Phase 3 clinical study evaluating the treatment of LOQTORZI with its investigational anti-BTLA antibody in Limited-Stage Small Cell Lung Cancer (clinicaltrials.gov identifier# NCT06095583). INOVIO Pharmaceuticals, Inc. plans a randomized Phase 3 study of INO-3112 and toripalimab in locally advanced, high risk HPV16/18+ oropharyngeal squamous cell carcinoma. Zumutor Biologics is evaluating ZM008, a novel NK checkpoint anti-LLT1 monoclonal antibody in combination with toripalimab (clinicaltrials.gov identifier# NCT06451497). The study will enroll patients with advanced solid tumors including colorectal, head and neck, non-small cell lung cancer, clear cell renal cell carcinoma and urothelial cancers. On June 27, 2024, we entered into the Canada License Agreement with Apotex pursuant to which the we granted to Apotex an exclusive license under our rights to toripalimab to commercialize toripalimab within Canada.

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

●	Tagmokitug (CHS-114, formerly SRF114), is an investigational human afucosylated IgG1 monoclonal antibody selectively targeting CCR8, a chemokine receptor highly expressed on regulatory T cells (“Treg cells”) in the tumor microenvironment. Tagmokitug is designed as a cytolytic antibody to cause depletion of CCR8+ Treg cells, important regulators of immune suppression and tolerance, through Antibody-Dependent Cell-mediated Cytotoxicity (“ADCC”), Antibody-Dependent Cellular Phagocytosis (“ADCP”) or both. Tagmokitug has shown anti-tumor activity as monotherapy and in combination with anti-PD-1 antibodies in preclinical models. We are currently evaluating tagmokitug in combination with toripalimab in a Phase 1b clinical study in second-line head and neck squamous cell carcinoma (“HNSCC”) (clinicaltrials.gov identifier# NCT05635643). We also have an ongoing Phase 1b/2a clinical study of tagmokitug in combination with toripalimab and/or other treatments in participants with advanced solid tumors with the first cohorts evaluating upper GI adenocarcinomas, esophageal squamous cell cancer and microsatellite stable colorectal cancer (clinicaltrials.gov identifier# NCT06657144). Following our release of interim clinical data on the tagmokitug program on October 28, 2026, we have announced plans to focus our near-term future clinical development on esophageal cancers and to deprioritize development of the other tagmokitug/toripalimab indications that were presented on October 28.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
LOQTORZI	$14,009	$11,169	$2,840	$39,425	$28,476	$10,949
Other revenue	265	402	(137)	1,466	948	518
Total net revenue	$14,274	$11,571	$2,703	$40,891	$29,424	$11,467

The increases in LOQTORZI net revenue for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, were driven primarily by volume growth of LOQTORZI.

We expect net revenue from continuing operations in 2026 to be higher than in 2025 because of continued growth of LOQTORZI.

Cost of Goods Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Cost of goods sold	$4,092	$3,721	$371	$12,148	$9,769	$2,379
Gross margin	71%	68%		70%	67%

The increases in cost of goods sold from continuing operations for the three and nine months ended September 30, 2026, compared to the same periods in the prior year, were primarily due to volume growth of LOQTORZI.

We expect cost of goods sold from continuing operations for 2026 to be higher than 2025 because of continued growth of LOQTORZI.

Research and Development Expense

	Clinical Stage as of	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	September 30, 2026	2026	2025	Change	2026	2025	Change
External costs incurred by product candidate:
Casdozokitug	Clinical trials	$4,624	$8,196	$(3,572)	$17,027	$20,971	$(3,944)
Tagmokitug	Clinical trials	6,880	5,860	1,020	19,187	18,317	870
LOQTORZI	Approved(1)	2,891	3,068	(177)	4,674	6,634	(1,960)
Other discontinued projects	Discontinued	3	11	(8)	15	(70)	85
Other research and development expenses		167	197	(30)	624	857	(233)
Internal costs		8,041	9,920	(1,879)	24,064	31,205	(7,141)
Total research and development expenses from continuing operations		$22,606	$27,252	$(4,646)	$65,591	$77,914	$(12,323)

(1)	In October 2023, LOQTORZI was approved by the FDA in combination with cisplatin and gemcitabine for the first-line treatment of adults with metastatic or recurrent locally advanced NPC, and for LOQTORZI as monotherapy for the treatment of adults with recurrent, unresectable, or metastatic NPC with disease progression on or after platinum-containing chemotherapy.

The reduction in internal costs for the three months ended September 30, 2026 includes a $1.0 million decrease in employee-related costs including stock-based compensation. The reduction in internal costs for the nine months ended September 30, 2026 includes a $4.5 million decrease in employee-related costs, including stock-based compensation, and a $2.6 million decrease in facilities, supplies, material and other infrastructure costs.

We expect our fixed research and development expenses in 2026 to be lower than in 2025 primarily due to lower expenditures on manufacturing-related development activities and reduced headcount.

Selling, General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Selling, general and administrative	$21,225	$24,931	$(3,706)	$65,283	$76,995	$(11,712)

The decrease in selling, general and administrative expenses from continuing operations in the three months ended September 30, 2026 was driven by a $2.1 million reduction from lower average headcount and reduced operating costs following our 2025 exit from the biosimilar business. In addition, the third quarter of 2025 included a net impairment charge of $1.6 million, consisting of the write-off of the $2.1 million net carrying value of the out-license intangible asset, partially offset by a $0.5 million benefit from the final remeasurement of the Surface CVR liability related to GSK4381562 to its fair value of zero (see Note 5. Balance Sheet Components).

The decrease in selling, general and administrative expenses from continuing operations in the nine months ended September 30, 2026 was primarily driven by a lower average headcount and reduced operating costs following our 2025 exit from the biosimilar business. Employee-related costs, including stock-based compensation, decreased by $5.2 million, professional fees decreased by $3.5 million, and facilities, supplies and materials and other infrastructure related expenses decreased by $1.4 million during the period. Additionally, the nine months ended September 30, 2025 included the net impairment charge of $1.6 million relating to the write-off of the net carrying value of the out-license intangible asset and the final remeasurement of the Surface CVR liability related to GSK4381562.

We expect our selling, general and administrative expense from continuing operations for the full year 2026 to be lower than the full year 2025 primarily as a result of decreased operating costs and headcount.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Interest expense	$2,781	$2,325	$456	$7,290	$6,752	$538

Interest expense from continuing operations for the three and nine months ended September 30, 2026 and 2025  was comparable to the same periods in the prior year and primarily consisted of interest expense related to the LOQTORZI portion of the Revenue Purchase and Sale Agreement, the $38.7 million 2029 Term Loan through its repayment on August 14, 2026, and the $55.0 million 2031 Term Loans beginning on August 14, 2026.

We expect interest expense from continuing operations to be slightly higher in 2026 as compared to 2025.

Loss on Debt Extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Loss on debt extinguishment	$3,363	$—	$3,363	$3,363	$—	$3,363

Loss on debt extinguishment from continuing operations for the three and nine months ended September 30, 2026 related to our full repayment of the 2029 Term Loan on August 14, 2026 and comprises a 5.0% prepayment premium fee, lender fees, and the non-cash write-off of the remaining debt discount and debt issuance costs.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Other income (expense), net	$918	$2,141	$(1,223)	$3,627	$5,229	$(1,602)

Other income (expense), net from continuing operations for the three and nine months ended September 30, 2026 changed unfavorably compared to the same periods in the prior year by $1.2 million and $1.6 million, respectively, primarily due to lower total interest and investment income. In addition, the nine-month period included a $0.8 million charge for the LOQTORZI Royalty Fee Derivative Liability adjustment in the first quarter of 2025.

Net Income (Loss) from Discontinued Operations, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Net income (loss) from discontinued operations, net of tax	$(459)	$8,986	$(9,445)	$10,865	$342,444	$(331,579)

The reductions in net income from discontinued operations, net of tax compared to the prior year periods were primarily due to the $338.7 million net gain on the UDENYCA Sale recognized in 2025 and lower net revenue in 2026 driven by the UDENYCA Sale, partially offset by the $10.3 million charge in 2025 for loss on debt extinguishment related to the 2026 Convertible Notes and the UDENYCA Buy-out, lower cost of goods sold and selling, general and administrative expense, and no discontinued operations interest expense in 2026. Total net revenues attributable to our divested products, UDENYCA, CIMERLI and YUSIMRY, which are reflected in discontinued operations, were $0.0 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively, and $11.9 million and $65.9 million during the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net revenue was primarily driven by favorable adjustments to prior period estimates.

In addition, the decrease in net income from discontinued operations for the nine-month period was partially offset by an $11.8 million charge in the first quarter of 2025 for the change in fair value of the Royalty Fee Derivative Liability related to UDENYCA.

Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources are summarized as follows:

	September 30,		December 31,
(in thousands)	2026		2025
Financial assets
Total Cash, cash equivalents and marketable securities	$83,629		$172,125

Financial liabilities(1):
2031 Term Loans	$52,051	(2)	$—
2029 Term Loan	—		37,051
Revenue Purchase and Sale Agreement	15,052		14,028
2026 Convertible Notes	—		121
Total Financial liabilities	$67,103		$51,200
(1)	See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	Excludes a related embedded derivative of $0.5 million which is presented within Term loans, non-current on the condensed consolidated balance sheets.

As of September 30, 2026, we had cash, cash equivalents and marketable securities that totaled $83.6 million and an accumulated deficit of $1.5 billion. We currently have one commercial product, LOQTORZI, which generated $14.0 million in net revenues during the three months ended September 30, 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2026, our cash, cash equivalents and marketable securities were primarily held in money market accounts, commercial paper and corporate notes, and U.S. treasury securities. We have funded our operations primarily through the sale of our common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, proceeds from the Sale Transactions and sales of our products.

The following is a summary of recent key liquidity events and financing transactions:

●	On August 28, 2026, we entered into the Leerink Sales Agreement, pursuant to which we may offer and sell from time to time up to $50.0 million of our common stock. As of September 30, 2026, no shares were sold under the Leerink Sales Agreement. As of August 28, 2026, we terminated the TD Cowen Sales Agreement.
●	On August 14, 2026, in connection with entering into the 2031 Term Loans, we entered into the 2031 Loan Agreement and drew down the $55.0 million Term A Loan. The proceeds were used to repay in full all outstanding indebtedness and terminate all commitments under the 2029 Term Loan. The August 14, 2026 payoff amount of $41.2 million included principal repayment in full, accrued interest, a 5.0% prepayment premium fee of the principal amount and lender fees. During the quarter ended September 30, 2026, we recorded a $3.4 million loss on debt extinguishment in the condensed consolidated statements of operations for continuing operations for the payoff of the 2029 Term Loan, which included the write-off of the remaining debt discount and debt issuance costs, the prepayment premium fee, and lender fees.

The 2031 Term Loans accrue interest at a floating per annum rate equal to 4.15% plus the greater of (i) the Prime Rate and (ii) 6.75%. Payments are interest-only for 36 months commencing September 1, 2026, extendable to 48 months if we achieve the Term B Milestone before August 14, 2029, followed by equal monthly payments of principal and interest through maturity on August 14, 2031. A Final Fee of 4.0% of the aggregate principal amount funded is due at maturity or upon earlier prepayment or acceleration. If we achieve the Term B Milestone, we may draw the $25.0 million Term B Loan from September 1, 2027 through April 30, 2028. The 2031 Loan Agreement also requires us to maintain minimum levels of unrestricted cash in collateral accounts.

See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

●	During the three months ended March 31, 2026, we completed the sale and issuance of 32,890,000 Offering Shares, which included all the Optional Shares. We received net proceeds of $53.6 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by us.

Going Concern

Based on our current operating plan and available liquidity, we may exhaust our existing cash resources within one year after the date that these unaudited condensed consolidated financial statements are issued unless we generate additional cash flows from operations, raise additional capital, implement further cost-reduction measures or other strategic actions, or achieve a combination of these actions. In addition, we expect we will require additional financing through equity and/or debt financing, collaborations, licensing arrangements or other sources to fully develop, obtain regulatory approval for and commercialize our existing product candidates. The continuation of our business as a going concern is dependent upon these factors and eventually attaining and maintaining profitable operations.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

Management’s plans to address these conditions include deprioritizing certain tagmokitug clinical indications, the implementation of a cost reduction plan, including decreasing headcount, pursuing receipt of an Earnout Payment from the Intas Parties, accelerating LOQTORZI sales, and raising additional equity capital as needed.

The Net Sales reported to us by the Intas Parties from July 1, 2025 through September 30, 2026 came very close to meeting the threshold for the first Earnout Payment, with the “true-up” process ongoing. We are exercising our audit and other contractual rights to assess the Intas Parties’ report.

After considering these plans and the guidance within ASC 205-40, we concluded that substantial doubt about our ability to continue as a going concern had not been alleviated for the one-year period following the issuance of these condensed consolidated financial statements. In performing our evaluation, management excluded certain elements of our operating plan that were not entirely within our control or otherwise could not be considered probable. These included the potential future receipt of either Earnout Payment, funding from future equity or debt and other plans that have not been fully implemented as of the date the financial statements are issued.

Our expected future operating losses and negative cash flows, together with our need for additional funding to support planned operations, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Further, our operating plan and needs for additional funds may change. There can be no assurance that such efforts to obtain additional financing will be successful or that, if they are successful, the terms and conditions of such financing will be favorable. Our future funding requirements will depend on many factors, including the following:

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

Contingent Milestones

We have obligations to make future payments to third parties that become due and payable upon the achievement of certain development, regulatory and commercial milestones (such as clinical trial achievements, the filing of a Biologics License Application (“BLA”), approval by the FDA or product launch). These milestone payments and other similar fees are contingent upon future events and therefore are only recorded when it becomes probable that a milestone will be achieved or other applicable criteria will be met. Because the achievement of these milestones had not reached the threshold for recognition as of September 30, 2026, such contingencies were not recorded in our financial statements.

The following presents a summary of our active partnerships and collaborations that have material contingent regulatory and sales milestones as of September 30, 2026:

Counterparty	Description	Remaining Potential Aggregate Milestone Amount
Junshi Biosciences	LOQTORZI	$355.0 million (1)
Adimab LLC	Casdozokitug	$10.5 million
Vaccinex, Inc.	Tagmokitug	$13.5 million
Memorial Sloan Kettering Cancer Center	Tagmokitug	$7.2 million
(1)	$65.0 million relates to regulatory milestones and $290.0 million relates to sales milestones.

Contingent Value Rights

Biosimilar CVRs

On August 17, 2026, we declared a special dividend of Biosimilar CVRs on a pro rata basis to stockholders of record on the Record Date of September 30, 2026. These non-transferable Biosimilar CVRs may entitle holders to receive future cash payments based on net proceeds received from specified Legacy BioSim Assets, less permitted deductions in accordance with the Biosimilar CVR agreement. We have initiated the process to market and sell the Legacy BioSim Assets. Any payments under the Biosimilar CVRs are uncertain and depend on future monetization activities involving those assets. No material amounts have been recorded in the accompanying condensed consolidated financial statements related to the Biosimilar CVRs as of September 30, 2026.

Surface CVRs

As of September 30, 2026, the remaining contingent value rights associated with the Surface Acquisition (“Surface CVRs”) consisted of the CVRs related to our receipt of any upfront payments pursuant to ex-U.S. licensing agreements for casdozokitug or tagmokitug. Potential payments under the Surface CVRs are only due if we first receive upfront payments pursuant to ex-U.S. licensing agreements, less any permitted deductions in accordance with the Surface CVR Agreement. Payments to Surface CVR holders can be in the form of cash, stock or a combination of cash and stock.

Other Commitments

Transition service agreements

Since certain contracts with third parties related to the divested biosimilar businesses could not immediately be transitioned to the buyers in the Sale Transactions at the respective divestiture dates, generally because the contracts did not allow for assignment, we remained a legal party to transactions occurring after the closings, often functioning as an agent on behalf of the buyer. These transactions are presented within TSA receivables, net and TSA payables and accrued liabilities in the condensed consolidated balance sheets, and they generally do not have a net effect on the condensed consolidated statements of operations. The use of cash to settle TSA payables and accrued liabilities is expected to occur over the remainder of 2026 and 2027. The CIMERLI and YUSIMRY TSAs were substantially completed as of December 31, 2025.

In addition, in connection with the divestiture of the UDENYCA Business, we have certain contractual obligations related to inventory replacement under a legacy customer agreement. Pursuant to the terms of that agreement, we may be required to pay Accord for replacing certain inventory in specified circumstances. Our maximum potential exposure under this obligation is approximately $5.9 million. As of September 30, 2026, no amounts have been recorded in the condensed consolidated financial statements related to this matter. We will continue to assess this matter each reporting period and recognize a liability at such time as reimbursement is required.

Non-cancelable purchase commitments

We enter into contracts in the normal course of business with third-party contract research organizations (“CROs”) for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into agreements with several CMOs for the manufacture of our commercial product and clinical drug supply. Our non-cancelable purchase commitments as of September 30, 2026 were $5.3 million, as outlined in Note 9. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases

There have been no significant changes to our leases during the nine months ended September 30, 2026, as compared to the disclosure in our 2025 Form 10-K.

Summary Statement of Cash Flows

The following table summarizes our cash flows for discontinued and continuing operations on a combined basis as follows:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(153,995)	$(118,797)
Net cash provided by investing activities	52,677	377,925
Net cash provided by (used in) financing activities	65,780	(281,786)
Net decrease in cash, cash equivalents and restricted cash	$(35,538)	$(22,658)

Net cash used in operating activities

Adjustments to the $98.3 million net loss to arrive at operating cash flows for the nine months ended September 30, 2026 included the non-cash release of biosimilar revenue related reserves of $13.1 million, non-cash stock-based compensation expense of $8.7 million, loss on debt extinguishment of $3.4 million, and non-cash depreciation and amortization of $2.6 million. Other key drivers of operating cash flows for the nine months ended September 30, 2026 included transactions related to discontinued operations discussed below and a $10.9 million use of cash for inventory, primarily related to LOQTORZI.

Adjustments to the $205.7 million net income to arrive at operating cash flows for the nine months ended September 30, 2025 included the gain on Sale Transactions of $338.7 million to reflect that transaction as an investing activity, non-cash stock-based compensation expense of $14.2 million, non-cash change in fair value of derivatives of $12.6 million, loss on debt extinguishment of $10.3 million and non-cash depreciation and amortization of $3.0 million. Other key drivers of operating cash flows for the nine months ended September 30, 2025 were primarily related to the discontinued operations and are discussed below.

Net cash provided by investing activities

Cash provided by investing activities of $52.7 million for the nine months ended September 30, 2026 was primarily due to $104.1 million cash received from maturities of investments, offset by $50.3 million purchases of investments in marketable securities.

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

Net cash provided by (used in) financing activities

Cash provided by financing activities of $65.8 million for the nine months ended September 30, 2026 was mainly due to net proceeds of $53.7 million from issuance of common stock in connection with our Public Offering in the first quarter of 2026 and net proceeds of $52.7 million from the 2031 Term Loans, partially offset by $40.7 million for the full repayment of the 2029 Term Loan (excluding interest which is presented as an operating activity).

Cash used in financing activities of $281.8 million for the nine months ended September 30, 2025 was due to $233.2 million for repayment of the 2026 Convertible Notes and $47.7 million for the UDENYCA Buy-out.

Discontinued operations

Cash flows from continuing operations and discontinued operations have been presented together in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2026, operating cash flows from discontinued operations primarily reflected $45.0 million of payments for TSA related operating assets and liabilities, net. During the nine months ended September 30, 2025, operating cash flows of discontinued operations were primarily from net income, adjusted for the following transactions: the net gain on UDENYCA Sale of $338.7 million, partially offset by the $11.8 million change in fair value for the UDENYCA portion of the Royalty Fee Derivative Liability and a loss on debt extinguishment of $10.3 million.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2026, as compared to the critical accounting estimates described in our 2025 Form 10-K. We believe that the critical accounting estimates discussed in the 2025 Form 10-K are meaningful to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, as of September 30, 2026, we had an accumulated deficit of $1.5 billion. The losses and accumulated deficit were primarily due to the substantial investments we made to commercialize our product and identify, develop or acquire our product candidates, including conducting, among other things, analytical characterization, process development and manufacturing, formulation and clinical studies and providing general and administrative support for these operations.

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

In addition, our divestiture of UDENYCA may make it more difficult or make it take more time for us to become profitable at any point in the future. UDENYCA was our largest product that contributed significantly more revenue to our business than LOQTORZI currently. LOQTORZI may not increase its revenue contribution to our business as quickly as we project or at all and faces competition from chemotherapy and from off-label immunotherapy agents for its approved indication in nasopharyngeal carcinoma. LOQTORZI may also face future competition from penpulimab, which is approved in the United States for nasopharyngeal carcinoma but not currently commercially available. Our clinical trials for our product candidates may be delayed, may be unsuccessful or may take more time and expense to complete than we currently anticipate. The inherent risk involved in divesting a major business could make it difficult for us to replace the revenue lost by the UDENYCA Sale or by becoming profitable in the future.

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

Our expected future operating losses and negative operating cash flows, together with our need for additional funding to support planned operations, raise substantial doubt about our ability to continue as a going concern. We continue to be dependent on the ability to raise funds. This additional funding may not be available on acceptable terms or at all.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $83.6 million. We have historically funded our operations primarily through the sale of common stock, issuance and incurrence of debt, the Revenue Purchase and Sale Agreement, proceeds from biosimilar product divestitures, and sales of our products. Since inception, we have generally incurred losses and generated negative cash flows from operations, resulting in an accumulated deficit of $1.5 billion as of September 30, 2026.

Our expected future operating losses and negative operating cash flows, together with our need for additional funding to support planned operations, raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that the unaudited condensed consolidated financial statements included in this Quarterly Report are issued.

Based on our current operating plan and available liquidity, we may exhaust our existing cash resources unless we generate additional cash flows from operations, raise additional capital, implement further cost-reduction measures or other strategic actions, or achieve a combination of these actions. In addition, we expect to require additional financing through equity and/or debt financing, collaborations, licensing arrangements or other sources to fully develop, obtain regulatory approval for and commercialize our existing product candidates. The continuation of our business as a going concern is dependent upon these factors and eventually attaining and maintaining profitable operations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the share ownership of our existing stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as those contained in the 2031 Loan Agreement, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business such as a financial covenant which requires us to maintain certain levels of cash and cash equivalents. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage or for a lower price than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or for specific strategic considerations.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs to commercialize any such product. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency (the “EMA”), other regulatory agencies, domestic or foreign, or by any unfavorable outcomes in intellectual property litigation filed against us, to change our manufacturing processes or assays or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. In cases where we are successful in obtaining additional regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for the product, the ability to get reimbursement at any price, the nature and degree of competition from immuno-oncology companies (including competition from large pharmaceutical companies possessing large established positions in the immuno-oncology market that may be able to gain advantages in the sale of immuno-oncology products based on brand recognition or existing relationships with customers and payers) and whether we own (or have partnered with companies owning) the commercial rights for that territory. If the market for our product and product candidates (or our share of that market) is not as significant as we expect, the price of our product is not what we project, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are unable to successfully complete development and obtain additional regulatory approval for our product, our business may suffer.

The commercial success of our existing product or any future products will depend upon the size of the applicable markets and the degree of market acceptance and adoption by prescribing physicians, healthcare providers and the patients to whom our medicines are prescribed. Additionally, obtaining placement on national or local clinical guidelines/pathways, as well as coverage on third-party payer formularies, can impact our short and long-term financial performance.

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product or product candidates, if approved, will depend in part on the medical community, patients and third-party payers accepting our product and product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. The degree of market acceptance of LOQTORZI, or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product, as demonstrated in clinical studies, and potential advantages over competing treatments;
●	the prevalence and severity of any side effects and any limitations or warnings contained in a product’s approved labeling;
●	the clinical indications for which approval is granted;
●	our ability to compete in the approved indication for LOQTORZI in nasopharyngeal carcinoma with chemotherapy regimens, off-label immunotherapy agents, or products newly approved by the FDA for nasopharyngeal carcinoma in a competitive immuno-oncology market;
●	inclusion, in either parity or better position, on commonly accepted clinical guidelines or pathways that influence prescribing patterns and/or affect reimbursement;
●	prevalence of the disease or condition for which the product is approved;
●	the cost of treatment, particularly in relation to competing treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	the extent to which the product is approved for inclusion on formularies of hospitals, integrated delivery networks and managed care organizations;
●	publicity concerning our product or competing products and treatments;
●	the extent to which third-party payers (including government and national/regional commercial plans) provide adequate third-party coverage and reimbursement for our product and product candidates, if approved;

●	the price at which we sell our product;
●	the potential impact of the IRA on the pharmaceutical industry and the market for our product;
●	the actions taken by current and future competitors to delay, restrict or block customer usage of the product; and
●	our ability to maintain compliance with regulatory requirements.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to Current Good Manufacturing Practice (“cGMP”) regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA submitted under Section 351(a) of the Public Health Service Act, or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Tagmokitug is in development and, if approved, faces competition from programs in development specifically targeting CCR8, including those by Bristol-Myers Squibb Company, Gilead Sciences, Inc. / Jounce, Shionogi, AbbVie Inc., Bayer AG, F. Hoffmann-La Roche Ltd, Amgen Inc. (“Amgen”), Sino Biopharmaceutical and Nanjing Immunophage Biotech Co., Ltd. in addition to competition from other oncology products that are currently approved and that may be approved in the future.

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

As of September 30, 2026, we had 145 full-time and part-time employees. As our development and commercialization plans and strategies develop and evolve from time to time we may face difficulty managing these changes as we experience changes in our number of employees, including due to divestitures, like the employee transfers to Accord in the UDENYCA Sale effective on the UDENYCA Closing Date, reductions in force and turnover. We may not be able to effectively manage during a period of significant change in our number of employees, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities and reduced productivity and morale among remaining employees. If our management is unable to effectively manage the changes in our number of employees, our expenses may increase more than expected and our ability to generate or grow revenue could be reduced. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage changes in our number of employees.

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

A portion of the aggregate consideration potentially payable to us under the UDENYCA Purchase Agreement is in the form of two “Earnout Payments” of $37.5 million each. The first such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through September 30, 2026 are equal to or greater than $300 million, and the second such payment is payable by Intas to us if Net Sales of UDENYCA for four consecutive fiscal quarters from July 1, 2025 through March 31, 2027 are equal to or greater than $350 million. However, there is no guarantee that we will receive either of the Earnout Payments, and we may not receive more than the consideration that we received at closing of the UDENYCA Sale for selling the UDENYCA Business. If we do not receive the Earnout Payments, the total consideration paid to us for the sale of UDENYCA will be significantly lower, which could be harmful to our future financial position.

The Net Sales reported to us by the Intas Parties from July 1, 2025 through September 30, 2026 came very close to meeting the threshold for the first Earnout Payment, with the “true-up” process ongoing. We are exercising our audit and other contractual rights to assess the Intas Parties’ report.

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

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

The market price of our common stock has been highly volatile since our Initial Public Offering and the intraday sales price per share has ranged from $0.66 to $38.10 per share during the period from November 6, 2014 through September 30, 2026 and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

This indebtedness could be due sooner upon the triggering of certain covenants in our debt agreements and or upon the occurrence of an event of default. If and when our indebtedness becomes due, if we do not have sufficient cash or access to capital to pay such indebtedness, we will default on our obligations which will adversely harm our business. We entered into the 2031 Loan Agreement that contains affirmative and negative covenants that restrict our operations, including, among other restrictions, the requirement to maintain certain levels of cash and cash equivalents.

Further, the 2031 Loan Agreement includes certain other affirmative covenants and negative covenants, including, covenants and restrictions that among other things, restrict our ability to incur liens, incur additional indebtedness, make investments, engage in certain mergers and acquisitions or asset sales, and declare dividends or redeem or repurchase capital stock. We may need to request waivers from time to time with respect to the 2031 Loan Agreement and if we are unable to obtain a waiver that we need it could materially impact our business and financial results.

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

Our cash and cash equivalents are deposited or invested with several banks and other financial institutions. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and taken over by the Federal Deposit Insurance Corporation and subsequently had all of its customer deposits and other liabilities and substantially all loans and other assets acquired by First-Citizens Bank & Trust Company. We had $83.6 million of cash, cash equivalents and marketable securities as of September 30, 2026 with the majority held by custodians or in money market mutual funds that are not bank deposits. Our bank deposits are primarily held in accounts at two large banks that we believe to be stable at this time. Actual and perceived stability of banks can change from time to time and adverse perceptions by customers or investors about the banks where we deposit money could result in a material and adverse effect on our ability to access necessary cash. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources, could, among other risks, adversely impact our ability to access funds for our basic operating expenses, financial obligations, payroll or fulfill our other important obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business operations, financial condition, results of operations and prospects.

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

We sell our product to wholesalers and distributors and the wholesalers and distributors then resell to hospitals and clinics pursuant to contracts with us. The majority of our revenue comes from a limited number of wholesalers. In the third quarter of 2026, three wholesalers individually comprised approximately 40%, 39%, and 20%, respectively, of our total gross product revenue from continuing operations. We expect that revenue from a limited number of wholesalers will continue to account for a large portion of our revenue in the future. The loss by us of any of these wholesalers, or a material reduction in their purchases or their market pricing, could harm our business, results of operations, financial condition and prospects. In addition, if any of these wholesalers were to fail to pay us in a timely manner, it could harm our cash flow.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter ended September 30, 2026. No shares were surrendered to us in the third quarter of 2026, to satisfy minimum tax withholding obligations in connection with the vesting or exercise of stock-based awards.

The 2031 Loan Agreement contains covenants that restrict our ability to declare or pay dividends and to redeem or repurchase our capital stock, and that require us to maintain certain minimum levels of unrestricted cash. See “Note 8. Financial Liabilities” in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM  3.             Defaults Upon Senior Securities

Not applicable

ITEM  4.             Mine Safety Disclosures

Not applicable

ITEM  5.             Other Information

(a)	None.

(b)None.

(c)During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1

Loan and Security Agreement, dated August 12, 2026, by and among the Company, certain wholly owned subsidiaries of the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, and the lenders party thereto.

					X

31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

99.1	Contingent Value Rights Agreement, by and between the Company and Equiniti Trust Company, LLC, dated as of August 17, 2026.	8-K	99.3	8/17/2026

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

					X
104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).				X

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHERUS ONCOLOGY, INC.

Date: November 9, 2026	/s/ Dennis M. Lanfear
Dennis M. Lanfear
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	/s/ Bryan McMichael
Bryan McMichael
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)